Form 10-Q
period 1996-03-31
SYMIX SYSTEMS INC
filed 1996-05-15
CIK 872443

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               QUARTERLY REPORT

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1996

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________
Commission File Number 0-19024

                              Symix Systems, Inc.
            (Exact name of registrant as specified in its charter)

             Ohio                                   31-1083175
(State or other jurisdiction of         (IRS Employer Identification Number)
incorporation or organization)

                         2800 Corporate Exchange Drive
                             Columbus, Ohio 43231
              (Address of principal executive officer) (Zip Code)

                                (614) 523-7000
             (Registrant's telephone number, including area code)

                                      N/A
    (Former name, former address fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X        NO __

At May 13, 1996, there were 2,757,370 shares outstanding of the Company's Common Stock with a stated value per share of $.01.

TOTAL OF SEQUENTIALLY NUMBERED PAGES: 47

EXHIBIT INDEX ON PAGE: 13

                              SYMIX SYSTEMS, INC.

                                     INDEX

Part I.  FINANCIAL INFORMATION                                           PAGE

        Item 1.  Financial Statements

               Consolidated Balance Sheets ............................. 3 - 4
                   March 31, 1996 (unaudited)
                   June 30, 1995

               Consolidated Statements of Operations (unaudited) ....... 5
                   Three Months Ended March 31, 1996 and 1995
                   Nine Months Ended March 31, 1996 and 1995

               Consolidated Statements of Cash Flows (unaudited) ....... 6 - 7
                   Nine Months Ended March 31, 1996 and 1995

               Notes to Consolidated Financial Statements (unaudited) .. 8

        Item 2.  Management's Discussion and Analysis .................. 9 - 10
                 of Financial Condition and Results of Operations

Part II.  OTHER INFORMATION ............................................ 11

        Item 6.  Exhibits and Reports on Form 8-K ...................... 11

        SIGNATURE ...................................................... 12

                     SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                (in thousands)


                                                            March 31,   June 30,
                                                               1996       1995
                                                           ----------  ---------
                                                           (unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents ...............................   $ 6,393   $ 4,498
   Trade accounts receivable, less allowance for
     doubtful accounts of $502,000 at March 31, 1996
     and $550,000 at June 30, 1995 .........................     9,900    10,917
   Inventories .............................................       446       272
   Prepaid expenses ........................................       378       296
   Other receivables .......................................       205       153
   Refundable income taxes .................................                 237
   Deferred income taxes ...................................       284       337
                                                               -------   -------
        TOTAL CURRENT ASSETS ...............................    17,606    16,710

OTHER ASSETS
   Purchased and developed software, net of accumulated
     amortization of $3,822,000 at March 31, 1996
     and $3,150,000 at June 30, 1995 .......................     4,558     2,531
   Deferred income taxes ...................................       921       892
   Deposits and other assets ...............................       434       552
                                                               -------   -------
                                                                 5,913     3,975

EQUIPMENT AND IMPROVEMENTS
   Furniture and fixtures ..................................     2,242     2,235
   Computer and other equipment ............................     7,555     6,713
   Leasehold improvements ..................................     1,187     1,190
                                                               -------   -------
                                                                10,984    10,138

   Less allowance for depreciation .........................     6,109     4,754
                                                               -------   -------
                                                                 4,875     5,384
                                                               -------   -------

     TOTAL ASSETS ..........................................   $28,394   $26,069
                                                               =======   =======


See notes to consolidated  financial statements

                     SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)

                                (in thousands)


                                                        March 31,      June 30,
                                                          1996           1995
                                                        ---------      --------
                                                       (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses ...........     $  3,394      $  3,908
   Customer deposits ...............................          517           670
   Deferred revenue ................................        5,603         5,571
   Income taxes payable ............................          375
   Current portion of lease obligations ............          180           198
   Current notes payable ...........................          500
                                                         --------      --------
          TOTAL CURRENT LIABILITIES ................       10,569        10,347

LEASE OBLIGATIONS, less current portion ............                        137

DEFERRED INCOME TAXES ..............................        1,469         1,077

SHAREHOLDERS' EQUITY
   Common stock, authorized 5,000,000 shares;
     issued 2,909,470 shares at March 31, 1996,
     and 2,874,564 at June 30, 1995; at stated
     capital amounts of  $.01 per share ............           29            29
   Capital in excess of stated value ...............       10,976        10,643
   Retained earnings ...............................        6,671         5,156
                                                         --------      --------
                                                           17,676        15,828

   Less: Cost  of common shares in treasury,
     152,100 shares at March 31, 1996
     and June 30, 1995, at cost ....................       (1,320)       (1,320)

                                                         --------      --------
         TOTAL SHAREHOLDERS' EQUITY ................       16,356        14,508
                                                         --------      --------

     TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY .....................     $ 28,394      $ 26,069
                                                         ========      ========



See notes to consolidated financial statements

                     SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)


                                  (unaudited)


                                           Three Months           Nine Months
                                         Ended March 31,        Ended March 31,
                                         ---------------        ---------------

                                        1996        1995      1996       1995
                                        ----        ----      ----       ----

License fees .......................   $ 5,988   $  5,466    $17,177   $ 18,625
Service, maintenance and support ...     5,177      5,147     15,378     12,996
                                       -------   --------    -------   --------
     Net revenue ...................    11,165     10,613     32,555     31,621

License fees .......................     1,565      1,892      4,839      5,629
Service, maintenance and support ...     2,193      2,145      6,286      5,812
                                       -------   --------    -------   --------
     Cost of revenue ...............     3,758      4,037     11,125     11,441

                                       -------   --------    -------   --------
        Gross margin ...............     7,407      6,576     21,430     20,180
                                       -------   --------    -------   --------

Selling, general and ...............     5,410      6,101     15,897     19,037
  administrative
Research and product development ...       968        945      2,587      2,679
Restructuring and other unusual ....                             506
  charges
                                       -------   --------    -------   --------
        Total expenses .............     6,378      7,046     18,990     21,716
                                       -------   --------    -------   --------

        Operating income (loss) ....     1,029       (470)     2,440     (1,536)

Interest and other income, net .....        46        148        161        233

                                       -------   --------    -------   --------
Income (loss) before provision
  (benefit) for income taxes .......     1,075       (322)     2,601     (1,303)

Provision (benefit) for income .....       430       (123)     1,041       (509)
  taxes
                                       -------   --------    -------   --------
        Net income (loss) ..........   $   645   ($   199)   $ 1,560   ($   794)
                                       =======   ========    =======   ========


        Earnings (loss) per share ..   $  0.23   ($  0.07)   $  0.56   ($  0.29)
                                       =======   ========    =======   ========

        Weighted average number
          of common and common
          equivalent shares
          outstanding ..............     2,857      2,696      2,786      2,748
                                       =======   ========    =======   ========

See notes to consolidated financial statements

                     SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                Nine Months
                                                              Ended March 31,
                                                             -----------------
                                                                (unaudited)

                                                            1996           1995
                                                           ------         ------
OPERATING ACTIVITIES
Net income (loss) ....................................     $ 1,560      ($  794)
Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
  Depreciation and amortization ......................       2,035        1,886
  Provision for losses on accounts ...................         (48)          50
    receivable
  Provision for deferred income taxes ................         416         (180)

Changes in operating assets and liabilities:
  Trade accounts receivable ..........................       1,093          511
  Prepaid expenses and other receivables .............        (134)        (145)
  Inventory ..........................................        (174)          63
  Deposits ...........................................         118          (60)
  Accounts payable and accrued expenses ..............        (514)          18
  Customer deposits ..................................        (153)         314
  Deferred revenue ...................................          32          669
  Income taxes payable/refundable ....................         612         (372)
  Notes payable ......................................         500
                                                           -------      -------
  NET CASH PROVIDED BY
  OPERATING ACTIVITIES ...............................       5,343        1,960



See notes to consolidated financial statements

                     SYMIX SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                (in thousands)

                                                               Nine Months
                                                             Ended March 31,
                                                          --------------------
                                                              (unaudited)

                                                           1996           1995
                                                           ----           ----
INVESTING ACTIVITIES
        Purchase of equipment and improvements .......        (854)      (2,098)
        Additions to purchased and developed .........      (2,699)        (950)
          software ...................................      ------       ------

        NET CASH USED IN
        INVESTING ACTIVITIES .........................      (3,553)      (3,048)

FINANCING ACTIVITIES
    Principal payments on long-term
      obligations ....................................        (154)        (171)
    Proceeds from issuance of common
      stock and exercise of stock options ............         333           21
    Purchase of treasury stock .......................                     (767)
                                                           -------      -------

        NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES ........................         179         (917)

        Effect of exchange rate changes ..............         (74)          11
          on cash                                          -------      -------

        Net Change in Cash ...........................       1,895       (1,994)

    Cash at beginning of period ......................       4,498        6,530
                                                           -------      -------


        CASH AT END OF PERIOD ........................     $ 6,393      $ 4,536
                                                           =======      =======



See notes to consolidated financial statements

                     SYMIX SYSTEMS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


Note A -- Accounting Policies and Presentation

The accompanying consolidated financial statements are unaudited; however, the information contained herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. All adjustments made were of a normal recurring nature. These interim results of operations are not necessarily indicative of the results to be expected for a full year.

The notes to the consolidated financial statements contained in the Symix Systems, Inc and Subsidiaries' June 30, 1995 Annual Report to Shareholders should be read in conjunction with these financial statements.

Reclassifications -- Certain fiscal 1995 amounts have been reclassified to conform to the current period presentation.


Note B -- Restructuring and Other Non-Recurring Charges

The restructuring and other non-recurring charges of $506,000 were incurred during the quarter ended September 30, 1995 with costs associated primarily with severance payments and reorganizing the European sales channel.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenues are derived from (i) licensing SYMIX software and (ii) providing product support and related services. Product support is provided pursuant to agreements that are generally renewed annually. Related services consist of installation, implementation, training, consulting, programming and systems integration services for SYMIX users.

The Company's results of operations have fluctuated on a quarterly basis. The Company's expenses, with the principal exception of sales commissions and certain components of cost of revenue, are generally fixed and do not vary with revenue. As a result, any shortfall of actual revenue in a given quarter would adversely affect net earnings for that quarter by a significant portion of the shortfall.

Results of Operations

Net revenue was $11,165,000 for the three months ended March 31, 1996, an increase of 5% from the same quarter of the previous year. License revenue increased 10% from $5,466,000 for the same quarter last year to $5,988,000 at March 31, 1996. This increase is primarily attributable to the increase in the SYMIX software component of license fee revenue. Service and support revenue were relatively consistent comparing the respective quarters' performance:
$5,177,000   for  March  31,  1996,   and   $5,147,000  for  March  31,  1995.
International revenues were comparable as well comprising 13% of net revenue for both quarters.

For the nine months ended March 31, 1996, net revenue increased 3% to $32,555,000 from $31,621,000 for the same period last year. The increase was due to the growth in service revenue up 18% from the comparable period.

Cost of revenue declined from 38% of net revenue for the quarter ended March 31, 1995 to 34% in the current quarter. For the nine month period the comparison results are similar, a slight decrease from 36% for the nine month period ended March 31, 1995, to 34% for the period ended March 31, 1996. Included in last year's third quarter cost of license fees is a special charge of $154,000 for write-off of previously capitalized software development costs. This accounts for a portion of the decline in the costs of revenue for the comparable period.

Selling, general and administrative (SG&A) expense was $5,410,000 for the quarter ended March 31, 1996, compared to $6,101,000 for the same time last year, an 11% decline. For the respective nine month periods, SG&A expense was $15,897,000 compared to $19,037,000, a decline of 16%. This decrease is primarily due to more emphasis on controlling expenses and lower than planned headcount during the current fiscal year. Additionally last year's third quarter results included special charges of $171,000 related to staff realignments and cost control measures.

Research and product development (R&D) expenditures, including amounts capitalized for the three months ended March 31, 1996, were $1,327,000 compared to $1,331,000 for the same period last year. For the nine months ended March 31, 1996, R&D expenses were $4,286,000 compared to $3,629,000 for the same period last year. Capitalization of software development costs was $359,000 and $1,699,000 for the three and nine month periods, respectively, ended March 31, 1996, compared to $386,000 and $950,000 for the comparable periods last year. In addition to the software development costs capitalized this quarter is $1,000,000 for a purchase of existing technology. The technology purchase aside, the increase in R&D expenditures for the nine month period is attributable to the release of SYMIX Version 5.0. The new release occurred in late March of 1996.

Liquidity and Capital Resources


At March 31, 1996, the Company had working capital of $7,037,000 including cash and cash equivalents of $6,393,000, compared to $6,363,000 including cash and cash equivalents of $4,498,000 at June 30, 1995. Net accounts receivable decreased from $10,917,000 at June 30, 1995, to $9,900,000 at March 31, 1996.
At March 31, 1996, the accounts receivable days sales outstanding were 81 compared to 97 at June 30, 1995.

The Company anticipates that existing sources of liquidity and cash flow from operations will be sufficient to satisfy its operational objectives for the next twelve months.

                           PART II OTHER INFORMATION




Item 1.  Legal Proceedings ............................................ None

Item 2.  Changes in Securities ........................................ None

Item 3.  Defaults Upon Senior Securities .............................. None

Item 4.  Submission of Matters to a Vote .............................. None
         of Security Holders

Item 5.  Other Information ............................................ None

Item 6.  Exhibits and Reports on Form 8-K

         a)    Index to Exhibits ...................................... Page 13

         b)    Reports on Form 8-K .................................... None

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   SYMIX SYSTEMS, INC.



Date:  May 14, 1996                                /s/ Lawrence W. DeLeon
                                                   ----------------------
                                                   Lawrence W. DeLeon
                                                   Vice President, Chief
                                                   Financial Officer
                                                   and Secretary

                               INDEX TO EXHIBITS




Exhibit No.           Description                         Page


3(a)                  Amended Articles of         Incorporated herein by
                      Incorporation of            reference to Exhibit 3(a)
                      Symix Systems, Inc.         to the Registration Statement
                                                  on Form S-1 of Registrant
                                                  filed February 12, 1991
                                                  (Registration No. 33-38878)

3(b)                  Amended Regulations of      Incorporated herein by
                      Symix Systems, Inc.         reference to Exhibit 3(b)
                                                  to the Registration Statement
                                                  on Form S-1 of Registrant
                                                  filed February 12, 1991
                                                  (Registration No. 33-38878)

10(a)                 Symix Systems, Inc. ...................... 14
                      Non-Qualified Stock Option
                      Plan for Key Executives

10(b)                 Employment Agreement between ............. 23
                      the Company and Stephen A.
                      Sasser.

10(c)                 Stock Option Agreement between ........... 36
                      the Company and Stephen A.
                      Sasser dated January 17, 1996.

11                    Computation of Per Share Earnings ........ 46

27                    Financial Data Schedule .................. 47