Form 10-K
period 1996-06-30
SYMIX SYSTEMS INC
filed 1996-09-30
CIK 872443

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED JUNE 30, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM       .

                        Commission File Number: 0-19024
                            ------------------------

                              SYMIX SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

               OHIO                       31-1083175
  (State or other jurisdiction of      (I.R.S. Employer
  incorporation or organization)      Identification No.)

   2800 CORPORATE EXCHANGE DRIVE             43231
          COLUMBUS, OHIO                  (Zip Code)
  (Address of principal executive
             offices)

       Registrant's telephone number, including area code: (614) 523-7000

        Securities registered pursuant to section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Shares No-Par Value
                                 Title of Class

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant at September 24, 1996 was $16,808,572.

    The number of common shares outstanding at September 24, 1996 was 5,522,576.

    Documents Incorporated by Reference:

    (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1996 are incorporated by reference into Part II of this Annual Report on Form 10-K.

    (2) The Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on November 1, 1996 is incorporated by reference into Part III of this Annual Report on Form 10-K.

                            Exhibit Index on Page

                               Page 1 of   Pages

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Symix Systems, Inc.("Symix" or the "Company") is a global provider of open, client server manufacturing software for mid-range discrete manufacturers. Symix designs, develops, markets and supports a fully integrated manufacturing, planning and financial software system that addresses the Enterprise Resource Planning (ERP) requirements of manufacturers. The SYMIX-Registered Trademark-solutions are developed for manufacturers who must optimize the rigorous demands of make-to-order and mixed-mode production requirements, including reducing time-to-market, shortening order cycles and reducing product costs. Among the key industries which use the Symix applications are industrial equipment, fabricated metals, electronic equipment and furniture/fixtures.

    Symix's primary ERP application product, Symix SyteLine, was released in March, 1996 and combines the robust functionality of a complex manufacturing system, including multi-site capabilities, with the speed and ease-of-use of graphical user interface products. Symix also continues to market, sell and enhance its heritage host terminal, character based ERP application product, SYMIX-Registered Trademark- Version 4.0, to customers not readily able to fully migrate to a client/server environment. The Symix applications are sold through both a direct sales channel and approximately 40 software and service partners in 17 countries.

    Symix focuses on consulting, implementation and education services as critical aspects of its business. These services are provided through either direct Symix consultants, third party software and service partners, system integrators or consulting/accounting firms.

    Symix was organized in 1979, incorporated under the laws of the State of Ohio in 1984 and became a public company trading on NASDAQ in 1991. As used in this Annual Report on Form 10-K, the term "Company" refers to Symix Systems, Inc. and its wholly-owned subsidiaries, unless the context otherwise requires.

INDUSTRY BACKGROUND

    Manufacturers are increasingly under pressure to re-engineer their businesses to address expanding global competition. Today's competitive environment requires manufacturers to be flexible and responsive as customers are demanding high quality, low costs and short delivery cycles. Customer-driven manufacturers are producing smaller lots in less time, and are doing so much closer to the initiation of the demand for the products. Manufacturers must increase the efficiency of their operations by increasing the productivity of personnel and the efficient management of assets throughout the enterprise. In order to cost effectively achieve this objective, businesses will need to introduce and embrace new operating technologies and principles which will enable manufacturers to build the capacity to "informationalize" their operations. Manufacturers need an integrated information management system which can provide critical data on a regular basis-and as needed. The solution for this requirement can be found in open systems, client/server ERP systems which are quick to implement and do not demand large Information System ("IS") staff.

    ERP represents a broad spectrum of functions that encompass many different business entities. More specifically, ERP coordinates and connects a wide range of business disciplines across disparate, multiple manufacturing sites; providing functionality in the areas of customer orders, billing and shipping, integrated financials, scheduling, materials and capacity planning, bill of materials, integrated distribution and warehouse management.

    Material Requirements Planning ("MRP") systems were initially introduced in the 1970's by third party developers or internally developed by the manufacturers themselves. These MRP systems allowed manufacturers to manage the flow of materials at various stages of the manufacturing process. In the

1980's, Material Resource Planning ("MRPII") systems emerged into the manufacturing software marketplace providing manufacturers the ability to include labor and equipment as part of the materials planning process. Initially, most MRPII systems were based on proprietary platforms, using third generation languages (3GL) and hierarchical databases. Through the evolution over the past decade, MRPII systems have migrated to fourth generation languages
(4GL) and open, non-proprietary systems. This evolution solved several basic technological problems, but still left manufacturers with many functionality issues and enterprise-wide technological needs which were not addressed. Today, the problem posed by most MRPII systems is the inability to support diverse manufacturing processes and limited flexibility in integrating new technologies.

    In response to the enterprise-wide functionality and technology issues, there has been a significant shift away from MRPII systems in favor of ERP systems which provide actual enterprise-wide management of resources, integration of more sophisticated forecasting and reporting, and the capability to measure quality level and delivery cycle responsiveness. ERP systems based on open systems, client/server platforms benefit manufacturers by providing access to information throughout the manufacturing enterprise on a timely basis and by providing distribution of various software applications, databases and new technologies.

    Manufacturers can generally be divided into two identifiable groups: discrete (Symix's target market) and process manufacturers. "Process" manufacturers mix, separate, heat and otherwise control ingredients in order to create finished products such as chemicals, paints and pharmaceuticals. "Discrete" manufacturers, which account for approximately 50% of the manufacturing facilities worldwide, produce products by assembling parts into finished product such as equipment, appliances and furniture.

    Discrete manufacturers can be further subdivided into three groups:
"make-to-order" manufacturers, which engineer and manufacture products to meet specific customer needs; "make-to-stock" manufacturers, which assemble products to customer orders based on standard parts; and "repetitive" manufacturers, which produce standard products in large quantities. These different types of manufacturers face unique challenges in dealing with resource requirements and production and planning control issues. Historically, manufacturers exclusively used one of these manufacturing methods. Plant consolidation, vertical integration and technology are changing these practices requiring manufacturers today to produce under a "mixed-mode" environment. The ability to realize cost advantages gained by repetitive manufacturing and to satisfy customers with highly configured, customized specifications is becoming a strong competitive weapon.

MARKETS AND CUSTOMERS

    Based on information from Advanced Manufacturing Research, Inc. ("AMR"), the worldwide ERP marketplace will grow to approximately $5.6 billion in revenue in 1996 from an estimated $4.1 billion in 1995. Market growth rates through the end of the century will approximate 20% to 40% per year, according to AMR. AMR estimates that there are over 40,000 discrete manufacturing sites each having over $20 million in sales in the United States with at least an equal amount of sites outside of the United States. AMR also has described the mid-range discrete market as a large untapped market with no clear market leader and has estimated that most mid-range manufacturers will replace their manufacturing solution over the next five years.

    The Company's target market includes primarily mid-range discrete manufacturing companies with sites having annual revenue between $10 and $350 million in revenue. The Company primarily focuses its sales and marketing efforts on four key industries within the mid-range market; industrial machinery, fabricated metals, electronic equipment and furniture/fixtures. Based on information internally developed from Dun & Bradstreet data, it appears there are approximately 14,000 companies in the United States alone that have at least $20 million in revenue and fall within the target market. Many of these companies have multiple site locations.

    The ERP system is typically the most important application system for the mid-range manufacturer since it is the "backbone" of the manufacturer's operations. However, most mid-range manufacturers have small, if any, IS staff to plan, implement and manage software application systems. These mid-range manufacturers require an affordable system that incorporates a wide range and depth of functionality, is easy to install and maintain, and can be rapidly deployed. The Company's products and services are developed, marketed and sold with those needs in mind.

    The Company currently has 2,400 customer sites throughout the world, and although under the Company's standard maintenance and support agreement a customer can upgrade to the newer versions of the Company's software without any additional license fee charge, these current customers represent an excellent opportunity for selling additional software and consulting services.

STRATEGY

    The Company underwent significant executive management changes in the early part of the 1996 fiscal year. Recognizing the strong foundation of the functionally rich product and strong customer base, the new management team has introduced these new strategic initiatives to grow the Company and to take advantage of excellent market opportunities:

    * MID-MARKET LEADER IN THE SELECTED VERTICAL MARKETS. The Company will focus most of its marketing, promotional and development efforts toward the industrial equipment, fabricated metals, electronic equipment, and furniture/fixture markets. The Company will strive to be the leader or to have the ability to become the leader in these vertical markets.

    * COMMITMENT TO CUSTOMER SERVICE. Efforts to improve customer service were initiated during the 1996 fiscal year including expanding coverage of hotline telephone and emergency level support, implementation of a new customer service and call tracking system, and introducing a special Web site on the Internet where customers can directly access support issues.

    * PROVIDING TARGET VERTICAL MARKETS WITH EXPANDED FUNCTIONALITY THROUGH ALLIANCE WITH THIRD PARTY SOFTWARE VENDORS. The Company will attempt to provide its existing customers and target markets with a broader breadth of functionality by interfacing with third party vendors. Additional functionality that could be provided through these type of relationships include field service, data warehousing, and improved sales order configuration.

    * PROFESSIONAL SERVICES CAPABILITY TO SUPPORT RAPID IMPLEMENTATION OF SYSTEMS. The ability to quickly install a system for a mid-range manufacturer is critical given the pressures caused by limited financial and technical resources of the customer. In addition to its existing professional services group, the Company has developed relationships with both national and regional accounting and consulting firms to support the customer's migration to Symix.

    * EMPHASIZING EASE OF USE THROUGH A COMMITMENT TO OPEN SYSTEMS AND FLEXIBLE TECHNOLOGY. The Company is committed to supporting state-of-the-art technology that works today and supports the customer's future growth through open systems, client/server architecture, graphical user interface ("GUI"), a strong fourth generation language, integrated databases, and Microsoft Windows compatibility.

PRODUCTS & SERVICES

    Symix currently markets and supports Symix SyteLine and SYMIX-Registered Trademark- Version 4.0 ("Version 4.0"). Released in March, 1996, Symix SyteLine is the Company's robust client/server and GUI product that was rearchitected and developed from Version 4.0. Version 4.0, which targets manufacturers still using centrally located and controlled computer systems operating under UNIX and Windows NT, will continue to be enhanced by the Company for at least the next two fiscal years for those manufacturers not ready to embrace the newer client/server environment and international customers in countries such as China where telecommunication networks limit the ability to fully implement client/server systems. The Company allows Version 4.0 and prior version customers who are current on maintenance to upgrade at no additional license fee charge to Symix SyteLine. Symix SyteLine encompasses all of the functionality of Version 4.0 but also provides the full client/server and GUI features, multi-site capabilities and enhanced international financial reporting. The preferred operating platform for Symix SyteLine is Windows NT, although it is compatible with UNIX and Novell.

    The Symix offerings include the above two products, third party products that interface to the application and provide a broader breadth of functionality, PROGRESS 4GL tools and Relational Data Base Management System ("RDBMS"), and implementation and education services to ensure successful and rapid deployment of the SYMIX-Registered Trademark- solutions. Although the Company's desire is to minimize the amount of customization required for an implementation, Symix also offers programming services to provide modifications to the standard product in order to address specific customer requirements.

    Symix's objective is to achieve the right mix of technology, functionality and services to enable its customers to rapidly implement an ERP solution that addresses the manufacturer's customer requirements while increasing staff productivity, improving operating efficiencies, minimizing lifetime cost of ownership and enabling a rapid return on investment.

    APPLICATION SOFTWARE

    Symix SyteLine and Version 4.0 consists of fully integrated functionality that comprehensively support a manufacturer's business process. The functional components of the core application packages include the following:

CUSTOMER SERVICE                               PRODUCTION MANAGEMENT
Estimating                                     Work Orders
Order Inquiry                                  Production Scheduling
Order Entry                                    JIT/KANBAN
Inventory Availability                         Routings
Order Configurator                             Shop Floor Control
                                               Period Based/Work Order Costing

PLANNING &                                     ENTERPRISE ADMINISTRATION
MATERIALS MANAGEMENT
Inventory Control                              General Ledger
Purchasing                                     Reporting & Consolidation
Bill of Materials                              Receivables
Engineering Change Notice                      Fixed Assets
Material Requirements Planning                 Payroll
Capacity Planning                              Human Resources

    CUSTOMER SERVICE enables manufacturers to estimate, configure and accept orders accurately and rapidly. The estimating capabilities help the manufacturer standardize all customer quoting activity, access it online and generate reports for analysis and customer reporting. The Order Configurator automatically configures the order for manufacturing which reduces engineering time and enhances the transition from order entry and manufacturing. The Customer Inquiry module enables manufacturers to handle online most customer inquiries such as product availability, order status, receivable status, or discounts. The Customer Service applications also enable the manufacturer to make extensive pricing and sales analysis.

    PLANNING AND MATERIALS MANAGEMENT enable the manufacturer to plan capacity and material availability for each manufacturing site, including conversion of customer orders into reliable bill of materials and routings, management of plant capacity to meet anticipated demand while minimizing expedited orders, incorporation of changes from customers and product engineers in a timely manner, and inventory management to reduce carrying costs while ensuring material availability for scheduled productions. The components include various resource capacity planning tools, master production scheduling, multiple site coordination and integrated purchasing and inventory control modules.

    PRODUCTION MANAGEMENT enables manufacturers to select three manufacturing production control methods to match the level of control and diversity desired; work orders, production scheduling and JIT/ KANBAN. These three production environments can be maintained simultaneously providing the manufacturer with flexibility to mix and match different production methods. For example, a manufacturer may select production scheduling as the production method for the final assembly, but JIT/KANBAN for the subassemblies.

    ENTERPRISE ADMINISTRATION flows from the manufacturing and production modules described above. The comprehensive financial tools are tightly integrated with the operations and capture the required transactions in a form that supports flexible analysis across all business locations. The system provides various costing alternatives including work order costing and period-based costing and allows for actual and standard cost analysis. Through its enhanced multi-currency capabilities, the financial tools provide flexible consolidation modeling/analysis for multi-national manufacturers.

    THIRD PARTY SOFTWARE

    In addition to its core application software products, the Company sells other products that interface and supplement the functionality of the system. These additional products include Product Configuration (PRT), Automated Data Collection, Electronic Data Interchange (EDI), Computer Aided Design Interface
(CAD), and external payroll interfaces.

    PRT is a rules-based order configurator that can support the make-to-order manufacturers who require more complex configuration to ensure rapid order entry, reduced engineering time and a smoother transition to manufacturing. Automated Data Collection introduces bar code technology to record movement of items from the plant floor, track receipt or shipment of items, perform cycle counting and generate physical inventories. In order to enable manufacturers to electronically transfer documents, the Company offers an interface with an integrated EDI solution available from Radley Corporation. To assist manufacturers using CAD, the Company offers an optional interface to popular third party CAD software packages, providing bi-directional import and export capabilities.

    PROGRESS

    Symix SyteLine and Version 4.0 are written in PROGRESS-Registered Trademark-, a leading fourth-generation language that provides manufacturers with reporting and development tools that have significant flexibility. PROGRESS-Registered Trademark- provides its own Relational Data Base Management System (RDBMS) as well as the ability to interface with the ORACLE-Registered Trademark- RDBMS. PROGRESS-Registered Trademark- is the proprietary product of the Progress Software Corporation.

    The Company has entered into a non-exclusive application partner agreement with Progress Software Corporation, pursuant to which the Company is authorized to market and distribute PROGRESS-Registered Trademark- in connection with sales of the Company's products. Under the terms of the agreement, the Company bears primary responsibility for assisting customers in developing applications with PROGRESS-Registered Trademark- and agrees to provide appropriate support to PROGRESS-Registered Trademark- customers. The initial term of the agreement expires in February, 1998 and will continue thereafter unless either party gives ninety (90) days' written notice of its intention to terminate. In addition, the agreement may be terminated immediately by either party if a material breach of the agreement by the other party continues after thirty (30) days' written notice. The Company's customers would then be required to license PROGRESS-Registered Trademark- directly from Progress Software Corporation or other resellers. If Progress Software Corporation should cease its product offerings for any reason, the Company believes that the established user base is large enough that momentum exists to port to another development environment. The Company's move to PROGRESS-Registered Trademark- in 1984 was such a development effort.

    SERVICES AND SUPPORT

    The Company offers a full range of services that allow its customers to maximize the benefits of the Company's software products, including project management, implementation, product education, technical consulting, programming services, system integration, and maintenance and support. The Company's services are priced separately and fees for its services generally are not included in the price for its software product. Fees for maintenance and support services generally are billed a year or six months in advance while all remaining consulting, education and programming services generally are billed monthly as incurred.

    The Company considers its ability to rapidly implement its software solution a key competitive factor. The Company's professional services organization which employs approximately 60 consultants and managers uses a structured implementation methodology known as "FOCUS", which defines a customer's implementation into six distinct phases: planning and installation, education and business system simulations, development of operating procedures, conversion planning, end-user training and cutover and post implementation evaluation. The Company offers both on-site and classroom training. Classroom training is available in nine different Company operated facilities throughout the world.

    In addition to the consultants employed directly by the Company, customers can receive consulting services from the Company's 40 business partners throughout the world. The Company also has been active establishing relationships with accounting and consulting firms to provide additional support in project management, implementation and system integration services for customers. The Company views these relationships as an important source for future leads for prospective customers.

    Although the Company attempts to minimize the amount of customization of its software products, the Company does provide professional programming services to modify its software products to address specific customer requirements. These modifications may include designing and programming complete applications or integrating its software products with legacy systems.

    Maintenance and support services are available to all customers currently on an active release of the Company's software products. Maintenance and support services include product enhancements and updates, free upgrades to new versions, hotline telephone support during extended business hours, 24 hour/seven days a week emergency support and access to the Company's customer support module on the Company's WEB home page on the Internet (HTTP://www.symix.com). The price for maintenance and support services is based on a percentage of the list price of the Company's software product at the time the license is purchased. Since fees for maintenance and support services are billed typically a year or six months in advance, the revenue is deferred and recognized ratably over the term of the maintenance and support agreement.

SALES AND DISTRIBUTION

    The Company currently licenses SyteLine and Version 4.0 based on a license fee for each additional concurrent session or concurrent execution of its software products. The Company receives additional license fee revenue whenever a customer increases the number of concurrent sessions, usually as a result of the growth of the customer's business or expansion to other sites. Both Symix Syteline and Version 4.0 use an encrypted key that allows the customer to use only the number of concurrent sessions for which the customer has received a license.

    Sales leads are generated through a combination of in-house telemarketing, advertising, trade shows, references from professional services and hardware vendor partners, and direct calling by sales staff. The Company sells its products and services through both a direct sales force and approximately 40 business partners throughout the world. The Company currently maintains 15 sales and support offices worldwide: 7 in North America, 5 in Asia Pacific and 3 in Europe. During the fiscal year ended June 30, 1996, the Company's worldwide sales operation organization decreased from 145 to 139 employees. The Company's business partners in North America target the lower end of the mid-range market while its business partners in Asia Pacific and Europe are primarily responsible for a geographic region or country.

    The Company has begun to significantly expand its international operation during the past several months. The operations of two former business partners in Australia and the Netherlands, respectively, were recently acquired by the Company and converted to subsidiary operations, thus increasing the number of Company employees in each country by 15 and 7, respectively. On August 8, 1996, the Company completed the purchase of stock of a French company which will serve as a future sales and distribution operation for the Company. The French company currently has approximately 200 existing customers and 27 employees. The existing customers use a French localized version of a MRPII product that is no longer being enhanced by the software vendor. The French company has full rights to the localized product and currently realizes approximately $4.0 million annual revenue from services and support of those customers. It is expected that the new French subsidiary will market a localized version of Symix SyteLine and will target existing and new customers.

    Symix's relationship with Mitsui Co., Ltd., the Company's exclusive distributor in Japan, has resulted in a "Mitsui Symix Center" which is being established in Tokyo. The Center will serve as a training and support facility for Symix customers in Japan. The Company is optimistic as to future expansion in Japan with Mitsui in addition to Japanese multinational companies with subsidiaries throughout the world.

    For the fiscal year ended June 30, 1996, sales outside of North America accounted for approximately 12% of the total Company revenue. With new subsidiaries in France, Australia and the Netherlands combined with continued growth in key areas such as Japan, China and Singapore, the Company believes international sales will account for an increasing percentage of its total sales over the next several years.

    In addition to the business partners and third party consultants, an important source of leads continue to be hardware vendors. The Company has relationships with a number of hardware vendors, which include cooperative marketing programs with International Business Machines, Hewlett-Packard, Digital Equipment Corporation, Unisys Corporation and Data General Corporation. The Company bears sole responsibility for providing support for its software to its customers under each agreement and the various hardware vendors are ultimately responsible for their products, although the Company may provide some front line support.

PRODUCT DEVELOPMENT

    The Company devotes a significant and growing percentage of its resources to identifying customer's needs, developing new features and enhancements to existing products and designing and developing new products. New products, updates and enhancements are developed by the Company's internal development staff. The Company's practice is to release updates and major enhancements on a regular basis. In connection with each release, the Company works closely with customers and business partners to define improvements and enhancements.

    Research and product development expenses, including amounts capitalized were $5,963,000, $5,163,000 and $3,768,000 for the fiscal years ended June 30,
1996, 1995 and 1994, respectively. Capitalized software expenditures were $2,290,000, $1,419,000, and $1,179,000 for the same respective periods and were capitalized in accordance with the Statement of Financial Accounting Standards No. 86. In addition to the software development costs capitalized this year is $1.0 million for a purchase of existing technology. Amortization of capitalized software costs are included in cost of revenue. The Company generally retains the right to remarket any specific customer modifications prepared by its programming services group in or with future product releases.

COMPETITION

    The computer software industry is highly competitive and the Company sells in a highly fragmented market consisting of a few large, multi-national vendors and a larger number of small, regional competitors. Some of the Company's existing competitors, as well as a number of potential competitors, have larger technical staffs, more established and larger marketing and sales organizations, and greater financial resources. However, no one competitor in the mid-range market has a significant portion of market share. The Company competes with a different group of software vendors with respect to each opportunity based upon size of the customer, specific niche product requirements, technology requirements, geographical location and anticipated investment by the customer.

    The Company believes its installed customer base of open systems and UNIX operating systems is an important competitive element. The open system segment of the market has grown significantly and is expected to continue to grow over the next several years. The Company anticipates that the most significant source of future competition will be from larger manufacturing software companies who tailor their products for this market or from software companies that have developed a product using newer state-of-the-art technology.

    The Company believes that the most important considerations for potential customers for its software products are product vision, open systems and client server technology, ease of use and graphical interface; Microsoft and desktop integration; rapid installations; reliability and quality of technical support, documentation and education; size of installed user base, competitive pricing and corporate reputation. The Company believes that it competes favorably in most of these areas.

    The Company's future success will depend significantly upon its ability to increase its share of its target market, to persuade existing customers to purchase additional concurrent sessions, products and product enhancements, and to persuade both new and existing customers to purchase additional consulting and other professional services from the Company.

PRODUCT PROTECTION

    The Company regards its products as proprietary trade secrets and confidential information. The Company relies largely upon its license agreements with customers, distribution agreements with distributors, and its own security systems, confidentiality procedures and employee agreements to maintain the trade secrecy of its products. The Company seeks to protect its programs, documentation and other written materials under copyright law. There can be no assurance that these means of protection will be effective against unauthorized reproduction or "pirating". Policing unauthorized use of computer software is difficult, and software "piracy" is and can be expected to remain a persistent problem within the software industry.

    The Company believes that, due to the rapid pace of innovation within the computer industry, factors such as (i) technological and creative skill of personnel, (ii) knowledge and experience of management, (iii) name recognition,
(iv) maintenance and support of software products, (v) the ability to develop, enhance, market and acquire software products and services, and (vi) the establishment of strategic relationships in the industry are more important for establishing and maintaining a leading position within the industry than are patent, copyright and other legal protection of its technology.

    SYMIX-Registered Trademark- is a registered trademark and Symix SyteLine is a trademark of the Company. None of the Company's software is patented. The Company believes that it has all necessary rights to market its products, although there can be no assurance that third parties will not assert infringement claims in the future.

WORKING CAPITAL

    The Company maintains low levels of inventories. The Company believes that other software companies also maintain low levels of inventories. The Company's trade accounts receivable are a significant component of its working capital. The Company believes that trade accounts receivable are a significant component of working capital for other software companies as well. During the 1996 fiscal year, the Company obtained from Bank One, Columbus N.A., a $6 million unsecured revolving line of credit that expires in fiscal year 1998. The revolving line of credit can be converted into a five year term loan by the Company at any time prior to April, 1998. As of June 30, 1996, no amounts had been drawn on the revolving line of credit.

PRODUCTION AND BACKLOG

    Master software media and duplication thereof is performed by the Company at its own facilities with the exception of some international distributors, who perform localizations and reproduction at their facilities in the local jurisdictions pursuant to an agreement with the Company. Printing of user manuals and the manufacture of related materials are performed to the Company's specifications by outside sources (or international distributors), and the completed packages are assembled by the Company (or its international distributors). Production can generally be increased rapidly to respond to increases in demand.

    In connection with the sale of software products only, the Company does not expect to have any significant levels of backlog in the future.

REVENUES

    Information regarding total revenues attributable to software, hardware and services is incorporated herein by reference to page 12 of the Annual Report to Shareholders for the fiscal year ended June 30, 1996.

SEASONALITY

    The Company's results of operations have fluctuated on a quarterly basis. However, the Company has not experienced significant seasonal fluctuations in net revenue over the past two years.

EMPLOYEES

    As of June 30, 1996, the Company employed 336 persons, including 121 in North American sales and service operations, 96 in development and support, 58 in international operations and 61 in marketing and administration. None of the Company's employees are represented by a labor union. The Company has never experienced a work stoppage and believes that its employee relations are good.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING STATEMENTS. SUCH UNCERTAINTIES AND RISKS INCLUDE, BUT ARE NOT LIMITED TO, PRODUCT DEMAND AND MARKET ACCEPTANCE, THE IMPACT OF COMPETITIVE PRODUCTS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, THE COMPANY'S ABILITY TO RETAIN KEY TECHNICAL AND MANAGEMENT PERSONNEL, TIMING OF DEVELOPMENT, PRICING AND OTHER FACTORS DETAILED IN THIS ANNUAL REPORT AND IN OTHER FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company's executive officers are as follows:

NAME                                         AGE                                   POSITION
- ---------------------------------------      ---      -------------------------------------------------------------------
Lawrence J. Fox........................          40   Chairman of the Board, Chief Executive Officer and Member, Board of
                                                      Directors
Stephen A. Sasser......................          46   President, Chief Operating Officer and Member, Board of Directors
Stephen A. Yount.......................          41   Vice President America's Sales
Lawrence W. DeLeon.....................          40   Vice President, Chief Financial Officer and Secretary
Otto Offereins.........................          50   Vice President of Development and Support
Robert D. Williams.....................          42   Vice President--Human Resources

    LAWRENCE J. FOX founded the Company in 1979 as a sole proprietorship. He has held his present offices since the Company was incorporated in 1984. He also served as Treasurer until 1989.

    STEPHEN A. SASSER joined the Company in July, 1995, as President and Chief Operating Officer and also serves on the Symix Board of Directors. From October, 1994 to June, 1995, Mr. Sasser served as Vice President of International Operations for Trilogy Development Group, a provider of group client-server sales and marketing software. From August, 1992 to October 1994, Mr. Sasser was Group Vice President of the Systems Management Division and Pacific Rim Operations of Legent Corporation ("Legent"), a provider of systems management software products and services. From April, 1987 through its acquisition by Legent in 1992, Mr. Sasser served as President of the Data Center Management Division of Goal Systems International, Inc. ("Goal Systems"), which designed, developed, and marketed systems management software products. Mr. Sasser also is a director of Viaserve, Inc.

    STEPHEN A. YOUNT joined the Company in May, 1996 as Vice President of Sales for the Americas. From 1995 to 1996, he was Vice President of Sales at Tyecin Systems, a provider of client-server manufacturing software for the semi-contractor market. From 1993 to 1995, Mr. Yount served as Vice President of Sales and Services at Neuron Data, a client-server application development software company. From 1987 to 1993, he served in various senior sales positions at Legent, including Regional Vice President of Sales, Vice Presidennt of Sales, and Director of Sales, Western Region.

    LAWRENCE W. DELEON joined Symix in August, 1995 as Vice President, Chief Financial Officer and Secretary. From 1991 to 1995, Mr. DeLeon served in various capacities at Legent, including Treasurer for Goal Systems, Europe Vice President-Finance and Administration and Vice President--Central Europe. From 1988 to 1991, Mr. DeLeon was Chief Financial Officer for Thunderbird Products Corporation.

    OTTO OFFEREINS joined the Company in September, 1995 as Vice President of Development and Support. He was Vice President and General Manager of Client Product Server Division of Legent from July, 1994 to August, 1995. From July, 1992 to July, 1994, Mr. Offereins served as Vice President of Support and Development for the Systems Management Division of Legent. From March, 1991 to July, 1992, he served as Vice President of Development and Support--Research and Development Division of Legent. Prior to March, 1991, he was Executive Vice President of Operations for Syntelligence Corporation.

    ROBERT D. WILLIAMS joined the Company in September, 1995 as Vice President--Human Resources. Prior to that time, he served as Director, Human Resources/Associate Relations of Legent from August, 1992 to August, 1995. From March, 1990 to August, 1992 he was Executive Director of Human Resources and Administrative Services of Goal Systems.

    The executive officers of the Company are appointed by the Board of Directors and serve at the pleasure of the Board of Directors. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was so appointed.

ITEM 2.  PROPERTIES

    The Company's headquarters and principal administrative, product development, and sales and marketing operations are located in approximately 70,000 square feet of leased office space in Columbus, Ohio. The lease agreement commenced in July 1991 and will expire on June 30, 2001. The lease agreement provides for an annual base rental of approximately $1,032,000. Additionally, the Company has 15 leased sales and support offices throughout the United States and elsewhere.

ITEM 3.  LEGAL PROCEEDINGS

    On June 22, 1995, the Company filed an action in the Court of Common Pleas of Franklin County, Ohio styled as SYMIX SYSTEMS, INC. V. O. KENT LAROQUE III, ET AL. (Case No. 95CVH06-4279) against the former president and former senior vice president of the Company. The claims asserted in this litigation arise out of and relate primarily to the termination of the former president's employment with, and the resignation of the former senior vice president from, the Company. The former president has filed counterclaims seeking compensatory damages in excess of $2.3 million against the Company for, among other things, alleged breach of his employment agreement, abuse of process and defamation and libel. The former senior vice president has also filed counterclaims seeking compensatory damages in excess of $2 million against the Company for similar or related claims. In April,1996, the former president and former senior vice president amended their counterclaims to include claims relating to defamation and libel and to seek punitive damages in excess of $1 million against the Company. On the same day that the Company filed its action in the Court of Common Pleas of Franklin County, Ohio, the former president and former senior vice president filed an action against the Company in the United States District Court for the Southern District of Ohio, Eastern Division, styled as O. KENT LAROQUE, III V. SYMIX SYSTEMS, INC. (Case No. 2-95-CV632). The claims asserted in the district court litigation are similar to those asserted in the common pleas court case, and the district court litigation has been stayed pending resolution of the common pleas court case. This matter was first reported by the Company in a Form 8-K dated April 18, 1996 filed with the Securities and Exchange Commission. Management of the Company believes the claims and counterclaims asserted by the former president and former senior vice president are without merit. The Company is currently not involved in any other legal proceedings other than ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    A special meeting of shareholders of the Company was held on June 26, 1996 (the "Special Meeting"). The meeting was adjourned until July 8, 1996 prior to the submission of any matter to shareholders for their vote. At the reconvened meeting held on July 8, 1996, shareholders voted upon (i) a proposal to adopt an amendment to the Amended Articles of Incorporation of the Company which would increase the authorized number of shares of the Company from 6,000,000 to 21,000,000, of which 20,000,000 would be common shares, each without par value, and 1,000,000 would be preferred shares, each without par value, and (ii) a proposal to approve the Symix Systems, Inc. Employee Stock Purchase Plan, as amended and adopted by the Board of Directors of the Company. With respect to the proposals presented to the shareholders at the aforesaid reconvened meeting, the results of the voting were as follows:

                                                               SHARES VOTED  SHARES VOTED                   BROKER
                                                                  "FOR"       "AGAINST"     ABSTENTIONS    NON-VOTES
                                                               ------------  ------------  -------------  -----------
Proposal No. 1 Amendment to Amended Articles.................    1,974,753       243,749         2,300          None
Proposal No. 2 Approval of Employee Stock Purchase Plan......    2,187,012        29,990         3,800          None

    Definitive proxy materials relating to the Special Meeting were filed with the Securities and Exchange Commission on or about June 7, 1996.

                                    PART II

    In accordance with General Instruction G(2), the information required by Items 5 through 8 are incorporated by reference from the indicated pages of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1996:

                                                                                                        PAGES
                                                                                                   ----------------
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................                21
ITEM 6.    SELECTED FINANCIAL DATA...............................................................                11
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                     12 and 13
           OPERATIONS............................................................................
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................     14 through 19
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE............................................................................
           None.

                                    PART III

    In accordance with general instruction G(3), the information required by Items 10, 11, 12 and 13 is hereby incorporated herein by reference from the Registrant's definitive proxy statement for its annual meeting of shareholders to be held on November 1, 1996, as filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, except that certain information required by Item 10 with respect to executive officers of the Registrant is set forth in Part I hereof under "Item 1. Business--Executive Officers of the Registrant".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

    1 & 2 Financial Statements and Financial Statement Schedules:

       See Index to Financial Statements and Financial Statement Schedules beginning at page F-1 of this Report.

    3   Exhibits:
       See Exhibit Index beginning at page E-1 of this Report.

(b) REPORTS ON FORM 8-K:

    The Company filed a Report on Form 8-K dated April 18, 1996 reporting the legal matters discussed in Item 3 of this Report. No financial statements were filed as part of that report.

(c) EXHIBITS:

    See Item 14(a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES:

    See Item 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of September, 1996.

                                SYMIX SYSTEMS, INC.

                                By             /s/ STEPHEN A. SASSER
                                     -----------------------------------------
                                                 Stephen A. Sasser
                                       PRESIDENT AND CHIEF OPERATING OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 30th day of September, 1996.

          SIGNATURE                       TITLE
- ------------------------------  --------------------------

     /s/ LAWRENCE J. FOX*       Chairman of the Board,
- ------------------------------    Chief Executive Officer
       Lawrence J. Fox            and Director

    /s/ STEPHEN A. SASSER       President and Chief
- ------------------------------    Operating Officer and
      Stephen A. Sasser           Director

   /s/ LAWRENCE W. DELEON*      Vice President, Chief
- ------------------------------    Financial Officer and
      Lawrence W. DeLeon          Secretary

      /s/ JOHN T. TAIT*
- ------------------------------  Director
         John T. Tait

     /s/ DUKE W. THOMAS*
- ------------------------------  Director
        Duke W. Thomas

    /s/ LARRY L. LIEBERT*
- ------------------------------  Director
       Larry L. Liebert

  /s/ JAMES A. RUTHERFORD *
- ------------------------------  Director
     James A. Rutherford

*By Power of Attorney

    /s/ STEPHEN A. SASSER
- ------------------------------
      Stephen A. Sasser
      (ATTORNEY-IN-FACT)

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    The following consolidated financial statements of Symix Systems, Inc. and Subsidiaries, included in the annual report of the registrant to its shareholders for the year ended June 30, 1996, are incorporated by reference in
Item 8:

                                                                               ANNUAL REPORT
                                                                                   PAGE#
                                                                              ----------------
Consolidated Statements of Operations--Years ended June 30, 1996, 1995, and
 1994.......................................................................         14

Consolidated Balance Sheets--June 30, 1996 and 1995.........................         15

Consolidated Statements of Cash Flows--Years ended June 30, 1996, 1995, and
 1994.......................................................................         16

Consolidated Statements of Shareholders' Equity--Years ended June 30, 1996,
 1995, and 1994.............................................................         17

Notes to Consolidated Financial Statements--June 30, 1996...................   17 through 19

    The following consolidated financial statement schedule of Symix Systems, Inc. and Subsidiaries is included in Item 14(d):

                                                                                    10-K
                                                                                   PAGE#
                                                                              ----------------
Schedule II--Valuation and qualifying accounts..............................        F-2

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                      SYMIX SYSTEMS, INC. AND SUBSIDIARIES

                                                                         COL. C
                                                              ----------------------------
                                                   COL. B              ADDITIONS
                                                ------------  ----------------------------     COL. D        COL. E
COL. A                                           BALANCE AT   CHARGED TO     CHARGED TO     ------------  -------------
- ----------------------------------------------  BEGINNING OF   COSTS AND   OTHER ACCOUNTS   DEDUCTIONS -   BALANCE AT
DESCRIPTION                                        PERIOD      EXPENSES       -DESCRIBE     DESCRIBE(1)   END OF PERIOD
- ----------------------------------------------  ------------  -----------  ---------------  ------------  -------------
Year ended June 30, 1996
Deducted from asset accounts:
  Allowance for doubtful accounts.............   $  550,000    $ 475,000      $       0      $  574,600    $   450,400
                                                                                     --
                                                                                     --
                                                ------------  -----------                   ------------  -------------
                                                ------------  -----------                   ------------  -------------
Year ended June 30, 1995
Deducted from asset accounts:
  Allowance for doubtful accounts.............   $  500,000    $ 437,000      $       0      $  387,000    $   550,000
                                                                                     --
                                                                                     --
                                                ------------  -----------                   ------------  -------------
                                                ------------  -----------                   ------------  -------------
Year ended June 30, 1994
Deducted from asset accounts:
  Allowance for doubtful accounts.............   $  622,500    $  78,000      $       0      $  200,500    $   500,000
                                                                                     --
                                                                                     --
                                                ------------  -----------                   ------------  -------------
                                                ------------  -----------                   ------------  -------------

- ------------------------

(1) Uncollectible Accounts written off and credits issued.

                               INDEX TO EXHIBITS

EXHIBIT NO.                     DESCRIPTION                                           PAGE
- -----------  -------------------------------------------------  -------------------------------------------------
3(a)         Amended Articles of Incorporation of Symix         Pages 19 through 22
             Systems, Inc.

3(b)         Amended Regulations of Symix Systems, Inc.         Incorporated herein by reference to Exhibit 3(b)
                                                                to the Registration Statement on Form S-1 of
                                                                Registrant, filed February 12, 1991 (Registration
                                                                No. 33-38878)

10(a)*       Symix Systems, Inc. Non-Qualified Stock Option     Incorporated herein by reference to Exhibit 10(a)
             Plan for Key Employees, As Amended                 to Registrant's Annual Report on Form 10-K for
                                                                the fiscal year ended June 30, 1993

10(b)*       Form of Employment Agreement                       Incorporated herein by reference to Exhibit 3(b)
                                                                to the Registration Statement on Form S-1 of
                                                                Registrant, filed February 12, 1991 (Registration
                                                                No. 33-38878)

10(c)*       Sasser Employment Agreement                        Incorporated herein by reference to Exhibit 10(b)
                                                                to Registrant's Quarterly Report on Form 10-Q for
                                                                fiscal quarter ended March 31, 1996

10(d)*       Stock Option Agreement between the Company and     Incorporated herein by reference to Exhibit 10(c)
             Stephen A. Sasser dated January 17, 1996           to Registrant's Quarterly Report on Form 10-Q for
                                                                fiscal quarter ended March 31, 1996

10(e)        Third Lease Amendment for office located at 2800   Incorporated herein by reference to Exhibit 10(c)
             Corporate Exchange Drive, Columbus, Ohio           to Registrant's Annual Report on Form 10-K for
                                                                the fiscal year ended June 30, 1994

10(f)        Lease Agreement between Symix Computer Systems,    Incorporated herein by reference to Exhibit 19 to
             Inc. and Society Equipment Leasing Company         Registrant's Quarterly Report on Form 10-Q for
                                                                the period ended September 30, 1991

10(g)        Progress Software Application Partner Agreement    Incorporated herein by reference to Exhibit 10(e)
             dated February 8, 1995                             to Registrant's Quarterly Report on Form 10-Q for
                                                                fiscal quarter ended March 31, 1995

10(h)        Agreement between Hewlett-Packard and Symix        Incorporated herein by reference to Exhibit 10(g)
             Computer Systems, Inc.                             to Registrant's Amendment to Registrant's Annual
                                                                Report on Form 10-K for fiscal year ended June
                                                                30, 1993

10(i)*       Summary of Bonus Plan                              Page 23

- ------------------------

*This Exhibit is an executive compensation plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

EXHIBIT NO.                     DESCRIPTION                                           PAGE
- -----------  -------------------------------------------------  -------------------------------------------------
10(j)*       Symix Systems, Inc. Stock Option Plan for Outside  Incorporated herein by reference to Exhibit 10(i)
             Directors                                          of Registrant's Annual Report on Form 10-K for
                                                                fiscal year ended June 30, 1993

10(k)*       Symix Systems, Inc. Non-Qualified Stock Option     Incorporated herein by reference to Exhibit 10(a)
             Plan for Key Executives, Inc.                      to Registrant's Quarterly Report on Form 10-Q for
                                                                fiscal quarter ended March 31, 1996

13           Annual Report to Security Holders                  Pages 24 through 48

22           Subsidiaries of the Registrant                     Pages 49 and 50

23           Consent of Independent Auditors                    Page 51

24           Powers of Attorney                                 Pages 52 through 58

27           Financial Data Schedule                            Page 59

- ------------------------

* This Exhibit is an executive compensation plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.