Form 10-Q
period 1996-09-30
SYMIX SYSTEMS INC
filed 1996-11-14
CIK 872443

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                               QUARTERLY REPORT


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1996

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

Commission File Number 0-19024

                              Symix Systems, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Ohio                                     31-1083175
-------------------------------          ------------------------------------
(State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization)

                         2800 Corporate Exchange Drive
                             Columbus, Ohio 43231
         ------------------------------------------------------------
         (Address of principal executive officer, including zip code)

                                (614) 523-7000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
    ----------------------------------------------------------------------
    (Former name, former address fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

YES __X__           NO _____

At November 8, 1996, there were 5,536,390 common shares of the Company with a stated value per share of $.01.


                     SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                             September 30,   June 30,
                                                                 1996         1996
                                                             ------------    --------
                                                             (unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                 $    4,717      $ 6,774
   Trade accounts receivable, less allowance for
     doubtful accounts of $400 at September 30, 1996
     and $450 at June 30, 1996                                   12,503       11,429
   Inventories                                                      342          312
   Prepaid expenses                                                 673          522
   Other receivables                                                619          117
   Deferred income taxes                                            273          230
                                                             ----------      -------
        TOTAL CURRENT ASSETS                                     19,127       19,384

OTHER ASSETS
   Purchased and developed software, net of accumulated
     amortization of $4,736 at September 30, 1996
     and $4,311 at June 30, 1996                                  4,974        4,660
   Deferred income taxes                                          1,081        1,004
   Intangibles, net                                               2,127            -
   Deposits and other assets                                        936          472
                                                             ----------      -------
                                                                  9,118        6,136

EQUIPMENT AND IMPROVEMENTS
   Furniture and fixtures                                         2,343        2,294
   Computer and other equipment                                   9,035        8,078
   Leasehold improvements                                         1,200        1,187
                                                             ----------      -------
                                                                 12,578       11,559

   Less allowance for depreciation and amortization               7,160        6,616
                                                             ----------      -------
                                                                  5,418        4,943
                                                             ----------      -------

     TOTAL ASSETS                                            $   33,663      $30,463
                                                             ==========      =======


See notes to consolidated financial statements

                     SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                (In thousands)



                                                 September 30,     June 30,
                                                     1996            1996
                                                 -------------     --------
                                                  (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses           $  5,928        $  5,300
   Customer deposits                                    226             242
   Deferred revenue                                   7,601           5,786
   Income taxes payable                                 129             518
                                                   --------        --------
          TOTAL CURRENT LIABILITIES                  13,884          11,846

LONG-TERM PAYABLE                                       640               -

DEFERRED INCOME TAXES                                 1,646           1,515

SHAREHOLDERS' EQUITY
   Common stock, authorized 20,000 shares;
   issued 5,841 shares at September 30, 1996,
   and 5,826 at June 30, 1996; at stated capital
   amounts of  $.01 per share                            58              58
   Capital in excess of stated value                 11,043          10,985
   Retained earnings                                  7,712           7,379
                                                   --------        --------
                                                     18,813          18,422

   Less: Cost  of common shares in treasury,
     304 shares at September 30, 1996
     and June 30, 1996, at cost                      (1,320)         (1,320)

                                                   --------        --------
         TOTAL SHAREHOLDERS' EQUITY                  17,493          17,102
                                                   --------        --------

     TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY                     $ 33,663        $ 30,463
                                                   ========        ========



See notes to consolidated financial statements

                     SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                  (unaudited)


                                                              Three Months
                                                           Ended September 30,
                                                          ----------------------

                                                              1996        1995
                                                            --------    --------

License fees                                                $ 5,884     $ 4,752
Service, maintenance and support                              6,806       5,068
                                                            -------     -------
     Net revenue                                             12,690       9,820

License fees                                                  1,952       1,742
Service, maintenance and support                              2,591       2,057
                                                            -------     -------
     Cost of revenue                                          4,543       3,799

                                                            -------     -------
     Gross Margin                                             8,147       6,021
                                                            -------     -------

Selling, general and administrative                           6,555       4,730
Research and product development                              1,100         858
Restructuring and other unusual charges                        --           506

                                                            -------     -------
        Total operating expenses                              7,655       6,094
                                                            -------     -------

        Operating income (loss)                                 492         (73)

Interest and other income, net                                   72          53

                                                            -------     -------
Income (loss) before income taxes                               564         (20)

Provision (benefit) for income taxes                            217          (8)

                                                            -------     -------
        Net income (loss)                                   $   347     ($   12)
                                                            =======     =======


        Earnings (loss) per share                           $  0.06     $  0.00
                                                            =======     =======

        Weighted average number of common and
        common equivalent shares outstanding                  5,989       5,450
                                                            =======     =======

See notes to consolidated financial statements

                     SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)


                                                      Three Months Ended
                                                         September 30,
                                                          (unaudited)
                                                        1996       1995
                                                  ----------------------------
                                                  Increase (decrease) in cash

OPERATING ACTIVITIES
      Net income (loss)                               $   347    $   (12)
      Adjustments to reconcile net income (loss)
          to net cash provided by operating
          activities:
        Depreciation and amortization                     973        697
        Provision for losses on accounts receivable       (50)      (100)
        Provision for deferred income taxes                10        107

      Changes in operating assets and liabilities:
        Trade accounts receivable                         301      1,922
        Prepaid expenses and other receivables           (278)       (17)
        Inventory                                         (30)        (8)
        Deposits                                         (472)       (48)
        Accounts payable and accrued expenses          (1,293)    (1,003)
        Customer deposits                                 (16)        81
        Deferred revenue                                1,123       (399)
        Income taxes payable/refundable                  (389)      (136)
                                                      -------    -------

        NET CASH PROVIDED BY
        OPERATING ACTIVITIES                              226      1,084



See notes to consolidated financial statements

                     SYMIX SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                (In thousands)


                                                        Three Months Ended
                                                           September 30,
                                                            (unaudited)

                                                         1996         1995
                                                    ---------------------------
                                                    Increase (decrease) in cash

INVESTING ACTIVITIES
     Purchase of equipment and improvements              (987)       (119)
     Additions to purchased and developed
        software                                         (719)       (901)
     Purchase of subsidiaries, net of cash acquired    (1,028)          -
                                                      -------     -------

     NET CASH USED BY
     INVESTING ACTIVITIES                              (2,734)     (1,020)

FINANCING ACTIVITIES
    Proceeds from issuance of common
      stock and exercise of stock options                  58          73
    Additions to long-term obligations                    446           -
                                                      -------     -------

        NET CASH PROVIDED
          BY FINANCING ACTIVITIES                         504          73

        Effect of exchange rate changes on cash           (53)         37
                                                      -------     -------

        Net Change in Cash and Cash Equivalents        (2,057)        174

    Cash and Cash Equivalents at beginning
       of period                                        6,774       4,498
                                                      -------     -------

        CASH AND CASH EQUIVALENTS AT
          END OF PERIOD                               $ 4,717     $ 4,672
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

The notes to the consolidated financial statements contained in the Symix Systems, Inc. and Subsidiaries' (the Company) June 30, 1996 Annual Report to Shareholders should be read in conjunction with these financial statements.

Note B -- Restructuring and Other Non-Recurring Charges

The restructuring and other non-recurring charges of $506,000 shown for the quarter ended September 30, 1995 relate primarily to severance payments and reorganizing loss associated with the European sales channel.

Note C -- Litigation

The litigation involving the former president and former senior vice president of the Company has been settled. The settlement will not have a material adverse affect on the Company's financial condition or results of operations.

Note D -- Acquisition

During the first quarter, the Company acquired in two separate transactions companies in France and Australia for $1.86 million. $820,000 was paid in cash at closing with the remaining balance of $1.04 million being payable over three years. Both companies are manufacturing software specialists that will serve as sales, service and support operations for the Company in France and Australia. The acquisitions were accounted for using purchase accounting with results included since the beginning of the period. The price of the purchases exceeded the fair value of the net assets acquired by approximately $2.2 million which is being amortized over five years.

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


Results of Operations

Net revenue was $12,690,000 for the three months ended September 30, 1996, an increase of 29% from the same quarter of the previous year. License revenue increased 24% from $4,752,000 for the same quarter last year to $5,884,000 this year. Service and support revenue increased 34%; $6,806,000 for the quarter ended September 30, 1996, compared to $5,068,000 for the quarter ended September 30, 1995. These increases are primarily attributable to the Company's expansion in the international European and Asia Pacific markets. Net revenue outside of North America accounted for more than 25% of total revenue, the highest percentage in the Company's history.

The cost of license fees increased in the quarter ended September 30, 1996 from the quarter ended September 30, 1995 because software amortization increased following the general commercial release of the Symix SyteLine product for which costs had previously been capitalized. The cost of license fees decreased as a percentage of license fee revenue in the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995 largely because license fee revenue increased more rapidly than the cost of the license fees sold.

The cost of service, maintenance and support increased to $2,591,000 for the quarter ended September 30, 1996 from $2,057,000 for the same quarter last year primarily because the Company added personnel to provide the services that generated the corresponding increase in revenue from service, maintenance and support. The cost of service, maintenance and support, as a percentage of service, maintenance and support revenue, decreased for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 because a large portion of the increase in the corresponding revenue was generated by maintenance and product support, which can be provided more efficiently by serving a larger client base.

Selling, general and administrative (SG&A) expense was $6,555,000 for the quarter ended September 30, 1996, compared to $4,730,000 for the same period last year, a 39% increase. For the current quarter, SG&A expense stated as a percentage of revenue was 52% compared to 48% for the same period last year. The increase is due to planned spending increases in marketing and promotional materials.

Research and product development (R&D) expenditures, including amounts capitalized for the three months ended September 30, 1996, were $1,819,000 compared to $1,758,000 for the same period last year. Capitalization of software development costs was $719,000 for the quarter ended September 30, 1996, compared to $901,000 for the comparable period last year. The increase in research and development expenditures is expected to continue as the Company devotes a significant percentage of its resources to developing and enhancing existing and new products.


Liquidity and Capital Resources

At September 30, 1996, the Company had working capital of $5,243,000, including cash and cash equivalents of $4,717,000, compared to $7,538,000, including cash and cash equivalents of $6,774,000, at June 30, 1996. Net accounts receivable increased from $11,429,000 at June 30, 1996, to $12,503,000 at September 30, 1996. At September 30, 1996, the accounts receivable days sales outstanding was 93 days compared to 76 days at June 30, 1996. The decrease in working capital is due to international expansion and first quarter capital expenditures.

In addition to its present working capital, the Company has, with a bank, a $6.0 million unsecured revolving line of credit. To date, no amounts have been drawn under the line. It is expected that the Company's continued expansion of its operations and products will result in additional requirements for cash in the future. The Company, however, anticipates that existing sources of liquidity, cash flow from operations, and the bank credit line will be sufficient to satisfy anticipated cash needs for the next twelve months.

                          PART II--OTHER INFORMATION


ITEM 1. Legal Proceedings

The litigation involving the former president and the former senior vice president of the Company styled as Symix Systems, Inc. v. O. Kent LaRoque III, et al. (Case No. CP-95CVH06-4279) in the Court of Common Pleas of Franklin County, Ohio and O. Kent LaRoque, III, et al. v. Symix Systems, Inc. (Case No. 2:95-CV-632) in the United States District Court for the Southern District of Ohio, Eastern Division, has been settled. The settlement agreement between the parties requires that certain terms of the settlement be kept confidential. The settlement will not have a material adverse affect on the Company's financial condition or results of operations. This matter was first reported by the Company in a Form 8-K dated April 18, 1996 filed with the Securities and Exchange Commission.

ITEM 2. Changes in Securities                                    None

ITEM 3. Defaults Upon Senior Securities                          None

ITEM 4. Submission of Matters to a Vote of Security Holders      None

ITEM 5. Other Information                                        None

ITEM 6. Exhibits and Reports on Form 8-K                         None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Symix Systems, Inc.



Date:  November 14, 1996              Lawrence W. DeLeon
                                      _______________________________________
                                      Lawrence W. DeLeon
                                      Vice President, Chief Financial Officer
                                      and Secretary