Form 10-Q
period 1996-12-31
SYMIX SYSTEMS INC
filed 1997-02-14
CIK 872443

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                QUARTERLY REPORT

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended DECEMBER 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission File Number 0-19024

                               SYMIX SYSTEMS, INC.
    _________________________________________________________________________
             (Exact name of registrant as specified in its charter)

             Ohio                                        31-1083175
_______________________________             ____________________________________
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                          2800 Corporate Exchange Drive
                              Columbus, Ohio 43231
    _________________________________________________________________________
               (Address of principal executive officer) (Zip Code)

                                 (614) 523-7000
    _________________________________________________________________________
              (Registrant's telephone number, including area code)

                                       N/A
    _________________________________________________________________________
     (Former name, former address fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES __X__         NO _____

At February 12, 1997, there were 5,684,978 common shares of the Company outstanding with a stated value per share of $.01.

Exhibit Index on page 14.


                               Page 1 of 15 pages

                               SYMIX SYSTEMS, INC.

                                      INDEX

Part I.   FINANCIAL INFORMATION                                           Page

  Item 1.  Financial Statements

      Consolidated Balance Sheets
          December 31, 1996 (unaudited) and June 30, 1996                3-4

      Consolidated Statements of Operations (unaudited) for the
          Three and Six Months Ended December 31, 1996 and 1995            5

      Consolidated Statements of Cash Flows (unaudited) for the
          Six Months Ended December 31, 1996 and 1995                    6-7

      Notes to Consolidated Financial Statements (unaudited)               8

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations             9-10

Part II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders.           11

  Item 6.  Exhibits                                                       12

  SIGNATURE                                                               13

  INDEX TO EXHIBITS                                                       14


                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                      SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                            December 31,    June 30,
                                                               1996           1996
                                                            ------------    --------
                                                            (unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                 $  4,177       $  6,774
   Trade accounts receivable, less allowance for
      doubtful accounts of $400 at December 31, 1996
      and $450 at June 30, 1996                                17,389         11,429
   Inventories                                                    456            312
   Prepaid expenses                                               610            522
   Other receivables                                              322            117
   Deferred income taxes                                          230            230
                                                             --------       --------
         TOTAL CURRENT ASSETS                                  23,184         19,384

OTHER ASSETS
   Purchased and developed software, net of accumulated
      amortization of $5,183 at December 31, 1996
      and $4,311 at June 30, 1996                               5,331          4,660
   Deferred income taxes                                        1,106          1,004
   Intangibles, net                                             2,178           --
   Deposits and other assets                                      968            472
                                                             --------       --------
                                                                9,583          6,136

EQUIPMENT AND IMPROVEMENTS
   Furniture and fixtures                                       2,354          2,294
   Computer and other equipment                                 9,314          8,078
   Leasehold improvements                                       1,298          1,187
                                                             --------       --------
                                                               12,966         11,559

   Less allowance for depreciation and amortization            (7,550)        (6,616)
                                                             --------       --------
                                                                5,416          4,943
                                                             --------       --------

      TOTAL ASSETS                                           $ 38,183       $ 30,463
                                                             ========       ========

See notes to consolidated financial statements.


                      SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                 (In thousands)


                                                      December 31,      June 30,
                                                         1996             1996
                                                      ------------      --------
                                                      (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                $  6,777       $  5,300
   Customer deposits                                         283            242
   Deferred revenue                                        9,068          5,786
   Income taxes payable                                      157            518
                                                        --------       --------
           TOTAL CURRENT LIABILITIES                      16,285         11,846

LONG-TERM PAYABLE                                            640           --

DEFERRED INCOME TAXES                                      1,957          1,515

SHAREHOLDERS' EQUITY
   Common stock,  authorized 20,000 shares;
      issued 5,969 shares at December 31,
      1996, and 5,826 at June 30, 1996; at
      stated capital amounts of $.01 per share                60             58
   Capital in excess of stated value                      11,753         10,985
   Retained earnings                                       8,808          7,379
                                                        --------       --------
                                                          20,621         18,422

   Less: Cost  of common shares in treasury,
      304 shares at December 31, 1996
      and June 30, 1996, at cost                          (1,320)        (1,320)

                                                        --------       --------
          TOTAL SHAREHOLDERS' EQUITY                      19,301         17,102
                                                        --------       --------

      TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                         $ 38,183       $ 30,463
                                                        ========       ========


See notes to consolidated financial statements



                      SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                   (unaudited)



                                                       Three Months               Six Months
                                                    Ended December 31,        Ended December 31,
                                                    ------------------        ------------------
                                                    1996         1995         1996         1995
                                                   ------       ------       ------       ------
License fees                                      $ 9,474      $ 6,437      $15,358      $11,190
Service, maintenance and support                    7,063        5,133       13,869       10,201
                                                  -------      -------      -------      -------
     Net revenue                                   16,537       11,570       29,227       21,391

License fees                                        2,427        1,532        4,380        3,274
Service, maintenance and support                    2,968        2,035        5,558        4,093
                                                  -------      -------      -------      -------
     Cost of revenue                                5,395        3,567        9,938        7,367

                                                  -------      -------      -------      -------
        Gross margin                               11,142        8,003       19,289       14,024
                                                  -------      -------      -------      -------

Selling, general and administrative                 8,099        5,757       14,654       10,488
Research and product development                    1,353          762        2,453        1,619
Restructuring and other unusual charges              --           --           --            506

                                                  -------      -------      -------      -------
        Total expenses                              9,452        6,519       17,107       12,613
                                                  -------      -------      -------      -------

        Operating income                            1,690        1,484        2,182        1,411

Interest and other income, net                         33           62          105          115

                                                  -------      -------      -------      -------
Income before provision for income taxes            1,723        1,546        2,287        1,526

Provision for income taxes                            651          618          868          610

                                                  -------      -------      -------      -------
  Net income                                      $ 1,072      $   928      $ 1,419      $   916
                                                  =======      =======      =======      =======


  Earnings per share                              $  0.18      $  0.17      $  0.24      $  0.17
                                                  =======      =======      =======      =======

  Weighted average number of common and
        common equivalent shares outstanding        6,066        5,555        6,027        5,502
                                                  =======      =======      =======      =======

See notes to consolidated financial statements


                      SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                            Six Months Ended
                                                               December 31,
                                                               (unaudited)

                                                            1996          1995
                                                         ----------------------
                                                         Increase (decrease) in
                                                                  cash
OPERATING ACTIVITIES
      Net income                                          $ 1,419       $   916
      Adjustments to reconcile net income
          to net cash provided by operating
          activities:
        Depreciation and amortization                       1,814         1,374
        Provision for losses on accounts receivable           (50)          (51)
        Provision for deferred income taxes                   340           319

      Changes in operating assets and liabilities:
        Trade accounts receivable                          (4,513)        1,888
        Prepaid expenses and other receivables                 82            (1)
        Inventor ies                                         (144)           (5)
        Deposits                                             (527)          110
        Accounts payable and accrued expenses                (750)         (983)
        Customer deposits                                      41           (67)
        Deferred revenue                                    2,590          (467)
        Income taxes payable/refundable                      (136)          275
                                                          -------       -------

        NET CASH PROVIDED BY
        OPERATING ACTIVITIES                                 (165)        3,308



See notes to consolidated financial statements

                      SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (In thousands)


                                                             Six Months Ended
                                                                December 31,
                                                                (unaudited)

                                                             1996         1995
                                                          ----------------------
                                                          Increase (decrease) in
                                                                    cash
INVESTING ACTIVITIES
        Purchase of equipment and improvements              (1,378)        (396)
        Additions to purchased and developed software       (1,524)      (1,340)
        Purchase of subsidiaries, net of cash acquired        (221)         --
                                                           -------      -------

        NET CASH USED BY
        INVESTING ACTIVITIES                                (3,123)      (1,736)

FINANCING ACTIVITIES
    Proceeds from issuance of common
      stock and exercise of stock options                      545           78
    Payments on long-term obligations                          (84)        --
                                                           -------      -------

         NET CASH PROVIDED
         BY FINANCING ACTIVITIES                               461           78

        Effect of exchange rate changes on cash               (100)          71
                                                           -------      -------

        Net Change in Cash and Cash Equivalents             (2,597)       1,721

    Cash and Cash Equivalents at beginning of period         6,774        4,498
                                                           -------      -------


        CASH AND CASH EQUILAVENTS AT END
        OF PERIOD                                          $ 4,177      $ 6,219
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

Note B -- Restructuring and Other Non-Recurring Charges

The restructuring and other non-recurring charges of $506,000 shown for the six months ended December 31, 1995 relate primarily to severance payments and reorganizing loss associated with the European sales channel.

Note C -- Acquisition

During the first quarter, the Company acquired in two separate transactions companies in France and Australia for $2.0 million. The cash paid for the acquisitions was $940,000, with the remaining balance of $1.06 million being payable over three years. Both companies are manufacturing software specialists that will serve as sales, service and support operations for the Company in France and Australia. The acquisitions were accounted for using purchase accounting with results included since the date of acquisition. Acquisition costs exceeded the fair value of the net assets acquired by approximately $2.3 million which is being amortized over five years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenues are derived from (i) licensing SYMIX(R) software and (ii) providing product support and related services. Product support is provided pursuant to agreements that are generally renewed annually. Related services consist of installation, implementation, training, consulting, programming and systems integration services for SYMIX(R) users.

The Company's results of operations have fluctuated on a quarterly basis. However, the Company has not experienced significant seasonal fluctuations in net revenue over the past two years.

Results of Operations

Net revenue was $16,537,000 for the three months ended December 31, 1996, an increase of 43% from the same quarter of the previous year. License revenues increased 47% from $6,437,000 for the same quarter last year to $9,474,000 at December 31, 1996. Service and support revenues increased 38% for the respective quarters' performance; $7,063,000 for December 31, 1996, and $5,133,000 for December 31, 1995. These increases are primarily attributable to strong new license and maintenance revenue in North America due to the Company's expanded product line, as well as continued growth in the international European and Asia Pacific markets. Net revenue outside of North America accounted for 24% of the total revenue for the current quarter, compared to 15% for the same quarter last year.

For the six months ended December 31, 1996, net revenue increased 37% to $29,227,000 from $21,391,000 for the same period last year. Again, the increase is primarily attributable to the Company's expanded product line and net revenue outside of North America being at its highest level in the Company's history; more than 25% of total revenue for the six month period.

The cost of license fees increased for the quarter ended December 31, 1996 and for the six months ended December 31, 1996 from the corresponding periods last year as a direct result of the increase in license fee revenue, and because software amortization increased following the general commercial release of the SyteLine product for which costs had previously been capitalized. The cost of license fees as a percentage of license fee revenue increased slightly in the quarter ended December 31, 1996 from the quarter ended December 31, 1995, but remained constant at 29% for the respective six month periods.

The cost of service, maintenance and support increased to $2,968,000 for the quarter ended December 31, 1996 from $2,035,000 for the same quarter last year primarily because the Company added personnel to provide the services that generated the corresponding increase in revenue from service, maintenance and support. As a percentage of service, maintenance and support revenue, the cost of service, maintenance and support increased slightly in the quarter ended December 31, 1996 from the quarter ended December 31, 1995, but remained constant at 40% for the respective six month periods.

Selling, general and administrative (SG&A) expense was $8,099,000 for the quarter ended December 31, 1996, compared to $5,757,000 for the same time last year, a 41% increase. For the respective six month periods, SG&A expense was $14,654,000 compared to $10,488,000, an increase of 40%. The increase is due to the Company's revenue growth planned spending increases in marketing and promotional materials as well as the growth in both the international and domestic sales channels. SG&A expense stated as a percentage of revenue, for both the three month and six month periods, has remained fairly constant, ranging from 49% to 50%.

Research and product development (R&D) expenditures, including amounts capitalized for the three months ended December 31, 1996, were $2,155,000 compared to $1,201,000 for the same period last year. For the six months ended December 31, 1996, R&D expenses were $3,974,000 compared to $2,959,000 for the same period last year. Capitalization of software development costs was $802,000 and $1,521,000 for the three and six month periods respectively, ended December 31, 1996, compared to $440,000 and $1,340,000 for the comparable periods last year. The increase in research and development expenditures is expected to continue as the Company devotes a significant percentage of its resources to developing and enhancing existing and new products.

Liquidity and Capital Resources

At December 31, 1996, the Company had working capital of $6,899,000 including cash and cash equivalents of $4,177,000, compared to $7,538,000 including cash and cash equivalents of $6,774,000 at June 30, 1996. The decrease in working capital is due to the international expansion and current year capital expenditures. Net accounts receivable increased from $11,429,000 at June 30, 1996, to $17,389,000 at December 31, 1996. At December 31, 1996, the accounts receivable days sales outstanding was 98 days compared to 76 days at June 30, 1996. The increase in days is due to international expansion, as the international receivables tend to have a longer collection period.

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

                            PART II OTHER INFORMATION




Item 1.    Legal Proceedings.                       None

Item 2.    Changes in Securities.                   None

Item 3.    Defaults Upon Senior Securities.         None

Item 4.    Submission of Matters to a Vote
           of Security Holders.


               (a) The Annual Meeting of Shareholders of Registrant was held on November 1, 1996 (the "Meeting").

               (b)  No response required.

               (c) The only matters voted on at the Meeting were (i) the uncontested election of Lawrence J. Fox, Larry L. Liebert, James A. Rutherford, John T. Tait, Duke W. Thomas and Stephen A. Sasser as directors of the Registrant. There were 4,602,636 common shares of Registrant represented in person or by proxy at the Meeting.

                    (1) The manner in which the votes were cast with respect to the election of directors was as follows:

NOMINEE             SHARES VOTED "FOR"   SHARES VOTED "AGAINST"  SHARES WITHHELD

Lawrence J. Fox          4,587,736               0                  14,900
Larry L. Liebert         4,590,236               0                  14,400
James A. Rutherford      4,580,376               0                  22,260
John T. Tait             4,589,636               0                  13,000
Duke W. Thomas           4,590,236               0                  12,400
Stephen A. Sasser        4,588,236               0                  14,000

               (d)  Not applicable.

Item 5.    Other Information                    None

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits:

                       27---Financial Data Schedule for the six months ended
                            December 31, 1996, submitted to the Securities and Exchange Commission in electronic format.

           (b)    Reports on Form 8-K.          None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SYMIX SYSTEMS, INC.




Date:  February 14, 1997          /s/ Lawrence W. Deleon
                                  ______________________________________________
                                      Lawrence W. DeLeon
                                      Vice President, Chief Financial Officer
                                      and Secretary

                      SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS


EXHIBIT NUMBER                    DESCRIPTION                           PAGE NO.
--------------                    -----------                           --------

         27        Financial Data Schedule for the six months ended
                   December 31, 1996, submitted to the Securities and
                   Exchange Commission in electronic format               15