Form 10-Q
period 1997-03-31
SYMIX SYSTEMS INC
filed 1997-05-15
CIK 872443

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                QUARTERLY REPORT

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission File Number 0-19024

                               Symix Systems, Inc.
          ___________________________________________________________
             (Exact name of registrant as specified in its charter)

             Ohio                                       31-1083175
_______________________________             ____________________________________
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                          2800 Corporate Exchange Drive
                              Columbus, Ohio 43231
           ___________________________________________________________
               (Address of principal executive officer) (Zip Code)

                                 (614) 523-7000
          ___________________________________________________________
              (Registrant's telephone number, including area code)

                                       N/A
  ___________________________________________________________________________
     (Former name, former address fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES __X__           NO _____


At May 13, 1997, there were 5,856,556 common shares of the Company outstanding with a stated value per share of $.01.


TOTAL OF SEQUENTIALLY NUMBERED PAGES:

EXHIBIT INDEX ON PAGE 14.

                               SYMIX SYSTEMS, INC.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                             PAGE

   Item 1.  Financial Statements

            Consolidated Balance Sheets                                    3 - 4
                March 31, 1997 (unaudited)
                June 30, 1996

            Consolidated Statements of Operations (unaudited)              5
                Three Months Ended March 31, 1997 and 1996
                Nine Months Ended March 31, 1997 and 1996

            Consolidated Statements of Cash Flows (unaudited)              6 - 7
                Nine Months Ended March 31, 1997 and 1996

            Notes to Consolidated Financial Statements (unaudited)         8 - 9

            Item 2.  Management's Discussion and Analysis                  10-11
            of Financial Condition and Results of Operations

Part II.  OTHER INFORMATION                                                12

            Item 1.  Legal Proceedings.                                    12

            Item 2.  Changes in Securities.                                12

            Item 3.  Defaults Upon Senior Securities.                      12

            Item 4.  Submission of Matters to a Vote of Security Holders.  12

            Item 5.  Other Information.                                    12

            Item 6.  Exhibits and Reports on Form 8-K.                     12

            SIGNATURE                                                      13

            INDEX TO THE EXHIBITS                                          14



                      SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                             March 31,       June 30,
                                                               1997           1996
                                                             ---------       --------
                                                                    (unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                 $  3,072       $  6,774
   Trade accounts receivable, less allowance for
      doubtful accounts of $444 at March 31, 1997
      and $450 at June 30, 1996                                17,064         11,429
   Inventories                                                    381            312
   Prepaid expenses                                               599            522
   Other receivables                                              391            117
   Deferred income taxes                                          300            230
                                                             --------       --------
         TOTAL CURRENT ASSETS                                  21,807         19,384

OTHER ASSETS
   Purchased and developed software, net of accumulated
      amortization of $5,647 at March 31, 1997
      and $4,311 at June 30, 1996                               5,868          4,660
   Deferred income taxes                                        1,220          1,004
   Intangibles, net                                             5,129           --
   Deposits and other assets                                      867            472
                                                             --------       --------
                                                               13,084          6,136

EQUIPMENT AND IMPROVEMENTS
   Furniture and fixtures                                       2,434          2,294
   Computer and other equipment                                 9,896          8,078
   Leasehold improvements                                       1,316          1,187
                                                             --------       --------
                                                               13,646         11,559

   Less allowance for depreciation and amortization            (8,038)        (6,616)
                                                             --------       --------
                                                                5,608          4,943
                                                             --------       --------

      TOTAL ASSETS                                           $ 40,499       $ 30,463
                                                             ========       ========


See notes to consolidated  financial statements


                      SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                 (In thousands)

                                                       March 31,       June 30,
                                                         1997            1996
                                                       ---------       --------
                                                              (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses               $  6,405        $  5,300
   Customer deposits                                        177             242
   Deferred revenue                                       8,992           5,786
   Income taxes payable                                     340             518
                                                       --------        --------
           TOTAL CURRENT LIABILITIES                     15,914          11,846

LONG-TERM PAYABLE                                           997            --

DEFERRED INCOME TAXES                                     1,984           1,515

SHAREHOLDERS' EQUITY
   Common stock, authorized 20,000 shares;
      issued 6,141 shares at March 31, 1997,
      and 5,826 at June 30, 1996; at stated
      capital amounts of $.01 per share                      61              58
   Capital in excess of stated value                     13,027          10,985
   Convertible preferred stock of subsidiary              1,031            --
   Retained earnings                                      8,805           7,379
                                                       --------        --------
                                                         22,924          18,422

   Less: Cost  of common shares in treasury,
      304 shares at March 31, 1997
      and June 30, 1996, at cost                         (1,320)         (1,320)

                                                       --------        --------
          TOTAL SHAREHOLDERS' EQUITY                     21,604          17,102
                                                       --------        --------

      TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                        $ 40,499        $ 30,463
                                                       ========        ========

See notes to consolidated financial statements


                      SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                   (unaudited)

                                                   Three Months          Nine Months
                                                  Ended March 31,      Ended March 31,
                                                 -----------------     ----------------
                                                  1997       1996       1997      1996

License fees                                    $ 7,852    $ 5,988    $23,210    $17,177
Service, maintenance and support                  7,506      5,177     21,375     15,378
                                                -------    -------    -------    -------
     Net revenue                                 15,358     11,165     44,585     32,555

License fees                                      2,145      1,565      6,525      4,839
Service, maintenance and support                  3,260      2,193      8,819      6,286
                                                -------    -------    -------    -------
     Cost of revenue                              5,405      3,758     15,344     11,125

                                                -------    -------    -------    -------
        Gross margin                              9,953      7,407     29,241     21,430
                                                -------    -------    -------    -------

Selling, general and administrative               7,994      5,410     22,649     15,897
Research and product development                  1,501        968      3,954      2,587
Restructuring and other unusual charges            --         --         --          506
                                                -------    -------    -------    -------
        Total expenses                            9,495      6,378     26,603     18,990
                                                -------    -------    -------    -------

        Operating income                            458      1,029      2,638      2,440

Interest and other income, net                       18         46        123        161

                                                -------    -------    -------    -------
Income before provision for income taxes            476      1,075      2,761      2,601

Provision for income taxes                          183        430      1,050      1,041

                                                =======    =======    =======    =======
        Net income                              $   293    $   645    $ 1,711    $ 1,560
                                                =======    =======    =======    =======

        Earnings per share                      $  0.04    $  0.11    $  0.28    $  0.28
                                                =======    =======    =======    =======

       Weighted average number of common and
       common equivalent shares outstanding       6,600      5,714      6,218      5,572
                                                =======    =======    =======    =======

See notes to consolidated financial statements


                      SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                            Nine Months Ended
                                                               March 31,
                                                              (unaudited)

                                                          1997           1996
                                                     ---------------------------
                                                     Increase (decrease) in cash
OPERATING ACTIVITIES

Net income                                               $ 1,711        $ 1,560
Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization                            3,111          2,035
  Provision for losses on accounts receivable                 (6)           (48)
  Provision for deferred income taxes                        114            416

Changes in operating assets and liabilities:
  Trade accounts receivable                               (4,248)         1,093
  Prepaid expenses and other receivables                       7           (134)
  Inventory                                                  (69)          (174)
  Deposits                                                  (606)           118
  Accounts payable and accrued expenses                   (1,323)           (14)
  Customer deposits                                          (73)          (153)
  Deferred revenue                                         2,495             32
  Income taxes payable/refundable                            202            612
                                                         -------        -------


  NET CASH PROVIDED BY
  OPERATING ACTIVITIES                                     1,315          5,343



See notes to consolidated financial statements

                      SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (In thousands)


                                                           Nine Months Ended
                                                                March 31,
                                                               (unaudited)

                                                             1997         1996
                                                     ---------------------------
                                                     Increase (decrease) in cash
INVESTING ACTIVITIES
        Purchase of equipment and improvements              (1,915)        (854)
        Additions to purchased and developed software       (2,481)      (2,699)
        Purchase of subsidiaries, net of cash acquired      (1,191)        --
                                                           -------      -------

        NET CASH USED BY
        INVESTING ACTIVITIES                                (5,587)      (3,553)

FINANCING ACTIVITIES
    Proceeds from issuance of common
      stock and exercise of stock options                      718          333
    Payments on long-term obligations                          (84)        (154)
                                                           -------      -------

         NET CASH PROVIDED
         BY FINANCING ACTIVITIES                               634          179

        Effect of exchange rate changes on cash                (64)         (74)
                                                           -------      -------

        Net Change in Cash                                  (3,702)       1,895

    Cash at beginning of period                              6,774        4,498
                                                           -------      -------


        CASH AT END OF PERIOD                              $ 3,072      $ 6,393
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


Note B -- Restructuring and Other Non-Recurring Charges


The restructuring and other non-recurring charges of $506,000 shown for the nine months ended March 31, 1996 relate primarily to severance payments and reorganizing loss associated with the European sales channel.


Note C--Acquisitions


During the first quarter of fiscal 1997, the Company acquired in two separate transactions companies in France and Australia for an aggregate of $2.0 million. The cash paid for the acquisitions was $940,000, with the remaining balance of $1.06 million being payable over three years. Both companies are manufacturing software specialists that will serve as sales, service and support operations for the Company in France and Australia. The acquisitions were accounted for using purchase accounting with results included since the date of acquisition. Acquisition costs exceeded the fair value of the net assets acquired by approximately $2.3 million which is being amortized over five years.


On January 9, 1997 the Company acquired an Ontario, Canada corporation called Visual Applications Software, Inc. ("VAS") for $1.0 million (Canadian) in cash, and 250,000 Class A Preference Shares (the "Class A Shares") and 500,000 Class B Preference Shares (the "Class B Shares") of a subsidiary of the Company. The Class B Shares are redeemable by the holder for $1.00 (Canadian) per share. In connection with the acquisition, the Company also entered into a Share Exchange Agreement with the former stockholders of VAS which provides for a one for one exchange of the Class A Shares for common shares of the Company. VAS designs and markets a field service software product. The acquisition was accounted for using purchase accounting with results included since the date of acquisition. Acquisition costs exceeded the fair value of the net assets acquired by approximately $3.2 million which is being amortized over five years.

Note D - Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires adoption for periods ending after December 15, 1997. Until that time, the Company is required to continue calculating earnings per share (EPS) in accordance with Accounting

Principles Board Opinion No. 15. The following is provided for informational purposes and displays the Company's earnings per share data as calculated under the provisions of SFAS 128:

                                                Basic EPS       Diluted EPS
                                                ---------       -----------

         Three months ended March 31, 1997       $0.05             $0.04


         Nine months ended March 31, 1997        $0.30             $0.28

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The Company's revenues are derived from (i) licensing SYMIX software and (ii) providing product support and related services. Product support is provided pursuant to agreements that are generally renewed annually. Related services consist of installation, implementation, training, consulting, programming and systems integration services for SYMIX users. The Company's results of operations have fluctuated on a quarterly basis due to the timing of license fee revenues.



Results of Operations



Net revenue was $15,358,000 for the three months ended March 31, 1997, an increase of 38% from the same quarter of the previous year. License revenues increased 31% from $5,988,000 for the same quarter last year to $7,852,000 at March 31, 1997. Service and support revenues increased 45% for the respective quarters' performance; $7,506,000 for March 31, 1997, and $5,177,000 for March 31, 1996. The significant increases in the current period are primarily attributable to license and maintenance revenue growth due to the Company's enhanced and expanded product line, as well as a rapidly growing international sales channel. Net revenue outside of North America accounted for 28% of the total revenue for the current quarter, compared to 13% for the same quarter last year.

For the nine months ended March 31, 1997, net revenue increased 37% to $44,585,000 from $32,555,000 for the same period last year. Again, the increase is primarily attributable to the Company's expanded product line and net revenue outside of North America being at its highest level in the Company's history, more than 25% of total revenue for the nine month period.


The cost of license fees increased for the quarter ended March 31, 1997 and for the nine months ended March 31, 1997 from the corresponding periods last year as a direct result of the increase in license fee revenue and from royalty payments relating to the new product offerings. Software amortization increased as well following the general commercial release of the SyteLine and SytePower products for which costs had previously been capitalized. The cost of license fees as a percentage of license fee revenue increased slightly in the quarter ended March 31, 1997 from the quarter ended March 31, 1996, but remained constant at 28% for the respective nine month periods.

The cost of service, maintenance and support increased to $3,260,000 for the quarter ended March 31, 1997 from $2,193,000 for the same quarter last year primarily because the Company added personnel to provide the services that generated the corresponding increase in revenue from service, maintenance and support. As a percentage of service, maintenance and support revenue, the cost of service, maintenance and support increased slightly in the quarter ended March 31, 1997 from the quarter ended March 31, 1996, but remained constant at 41% for the respective nine month periods.


Selling, general and administrative (SG&A) expense was $7,994,000 for the quarter ended March 31, 1997, compared to $5,410,000 for the same period last year, a 48% increase. However, SG&A expense remained fairly constant compared to the prior quarter. For the respective nine month periods, SG&A expense was $22,649,000 compared to $15,897,000, an increase of 42%. The increase is due to the Company's revenue growth - planned spending increases in marketing programs as well as the growth in headcount for both the international and domestic sales channels. SG&A expense stated as a percentage of revenue, for both the three month and nine month periods, has remained fairly constant, ranging from 48% to 52%.




Research and product development (R&D) expenditures, including amounts capitalized for the three months ended March 31, 1997, were $2,502,000 compared to $1,327,000 for the same period last year. For the nine months ended March 31, 1997, R&D expenses were $6,476,000 compared to $4,286,000 for the same period last year. Capitalization of software development costs was $1,001,000 and $2,522,000 for the three and nine month periods respectively, ended March 31, 1997, compared to $359,000 and $1,699,000 for the comparable periods last year. The increase in research and development expenditures is expected to continue as the Company devotes a significant percentage of its resources to developing and enhancing existing and new products.




Liquidity and Capital Resources




At March 31, 1997, the Company had working capital of $5,893,000 including cash and cash equivalents of $3,072,000, compared to $7,538,000 including cash and cash equivalents of $6,774,000 at June 30, 1996. Net accounts receivable increased from $11,429,000 at June 30, 1996, to $17,064,000 at March 31, 1997.
At March 31, 1997, the accounts receivable days sales outstanding (DSO) was 97 days compared to 76 days at June 30, 1996. The increase in DSO is attributable to: (i) the increase in installment payments that are being collected over the product implementation cycle, generally a three to six month period; and (ii) the increase in international sales which typically have a higher DSO. The decrease in working capital is due to acquisitions, international expansion, and current year capital expenditures.

In addition to its present working capital, the Company has, with a bank, a $6.0 million unsecured revolving line of credit. To date, $250,000 has been drawn under the line of credit and was subsequently repaid on April 3, 1997. It is expected that the Company's continued expansion of its operations and product line will result in additional requirements for cash in the future. The Company, however, anticipates that existing sources of liquidity, cash flow from operations, and the bank line of credit will be sufficient to satisfy anticipated cash flow needs for the next twelve months.

                           ---------------------------

Safe Harbor Statement: The statements made in this report which are not historical fact are "forward looking statements" that involve risks and uncertainties, including, but not limited to, product demand and market acceptance, variation of quarterly revenues, the effect of economic conditions, the impact of competitive products, pricing and other factors detailed in Symix's filings with the Securities and Exchange Commission.

                          PART II -- OTHER INFORMATION





Item 1.    Legal Proceedings.                                     None

Item 2.    Changes in Securities.


     On February 14, 1997, the Company issued 62,500 common shares, no par value, to each Philip Smart and Richard Smart (collectively the "Smarts"), former shareholders of Visual Applications Software, Inc., an Ontario, Canada corporation ("VAS"). The common shares were issued in exchange for an equal number of Class A Preference Shares of Symix Systems (Ontario) Inc., a subsidiary of the Company (the "Class A Shares"), formerly held by the Smarts. The Class A Shares were acquired by the Smarts in connection with the acquisition of VAS by the Company in January, 1997. The VAS acquisition was reported in a Current Report on Form 8-K dated January 9, 1997 filed by the Company with the Securities and Exchange Commission (the "Commission") and a press release dated January 10, 1997, a copy of which is attached to this Report as Exhibit 99. The 125,000 common shares of the Company were issued to the Smarts in reliance upon the private offering exemption from the registration requirements of the Securities Act of 1933 (the "Act") contained in Section 4
(2) of the Act which applies to transactions not involving any public offering of securities. Such common shares were subsequently registered with the Commission on a Registration Statement on Form S-3 (Commission File No. 333-23385), which became effective on March 26, 1997.


Item 3.    Defaults Upon Senior Securities.                       None

Item 4.    Submission of Matters to a Vote of Security Holders.   None

Item 5.    Other Information.                                     None

Item 6.    Exhibits and Reports on Form 8-K.


           a)     See Index to Exhibits on page 14.


           b)     Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated January 9, 1997 with the Commission to report the acquisition of VAS during the period covered by this Report.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SYMIX SYSTEMS, INC.




Date:  May 14, 1997                          /s/Lawrence W. DeLeon
                                                ________________________________
                                                Lawrence W. DeLeon
                                                Vice President, Chief Financial
                                                Officer and Secretary

                                INDEX TO EXHIBITS




Exhibit No.     Description                        Page
-----------     -----------                       ------

3(a)      Amended Articles of                 Incorporated herein by
          Incorporation of                    reference to Exhibit 3(a)
          Symix Systems, Inc.,                to the Annual Report
          as amended                          on Form 10-K of Registrant
                                              for the fiscal year ended June
                                              30, 1996

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


10(a)     Amendment to Employment             Page 15
          Agreement between the Company
          and Stephen A. Sasser

10(b)     Share Exchange Agreement dated      Incorporated herein by
          January 9, 1997 between the         reference to Exhibit 99 to
          Company and Philip Smart and        the Current Report on Form 8-K
          Richard Smart                       of the Company dated January 9
                                              1997

27        Financial Data Schedule             Page 21


99        Press Release regarding VAS         Page 17
          acquisition