Form 10-K
period 1997-06-30
SYMIX SYSTEMS INC
filed 1997-09-26
CIK 872443

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)
/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               FOR THE FISCAL YEAR ENDED JUNE 30, 1997.

                                                  OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM            TO            .

                        COMMISSION FILE NUMBER: 0-19024

                            ------------------------

                              SYMIX SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                         OHIO                                      31-1083175
   (State or other jurisdiction of incorporation or     (I.R.S. Employer Identification
                    organization)                                     No.)

            2800 CORPORATE EXCHANGE DRIVE
                    COLUMBUS, OHIO                                   43231
       (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (614) 523-7000

                            ------------------------

          Securities registered pursuant to section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON SHARES NO-PAR VALUE
                                 Title of Class

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at September 19, 1997 was $66,528,220.

    The number of common shares outstanding at September 19, 1997 was 5,857,556.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    (1) The Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on November 4, 1997 is incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                            Exhibit Index on Page 37

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Symix Systems, Inc. ("Symix" or the "Company") is a global provider of open, client/server manufacturing software for mid-range discrete manufacturers. Symix designs, develops, markets, and supports a fully integrated manufacturing, planning, and financial software system that addresses the Enterprise Resource Planning ("ERP") requirements of manufacturers. In addition, Symix supplies complementary software products which provide additional functionality and capabilities for manufacturers, including SyteSelect-TM-, which enhances the speed and quality of complex orders, SyteGuide-TM-, which aids in achieving quality systems implementations, SytePower-TM-, which provides the capability to distill business intelligence from data warehouses and SyteService-TM-, which addresses the needs of the midmarket enterprise to supply high-margin services to customers. The Company's products are used by manufacturing firms to improve operational performance with respect to time-to-market, order fulfillment, product costs, inventory carrying costs and other aspects of operations. The vertical manufacturing markets served by Symix include the following industries: industrial equipment, fabricated metals, electronic equipment, furniture/fixtures and packaging and containers.

    Symix's primary ERP product is Symix SyteLine-TM-, a functionally robust application with the added advantages of ease of use and ease of implementation through a graphical user interface. Symix also continues to market and sell SYMIX-Registered Trademark- Version 4.0, particularly to manufacturing businesses in developing countries which do not need the advanced capabilities of client/server solutions in their environments.

    In the past, software systems used by manufacturing firms have focused primarily on improvements in manufacturing operations and related cost controls to obtain a competitive advantage. In 1996, Symix introduced a new concept called "Customer Synchronized Resource Planning" or "CSRP" which integrates the manufacturer's customer requirements into the overall fulfillment cycle to enhance the competitive advantage of the manufacturer's planning and delivery process, shifting the focus of the manufacturer from production planning to customer planning. CSRP is intended to deliver capabilities to enhance customer interaction and, therefore, improve revenue performance.

    Symix focuses on the delivery of a complete solution to its customers' ERP requirements, including services, products, and training. To insure the delivery of a complete solution, Symix works with third parties, such as public accounting firms, systems integrators, and third party software and service partners.

    In addition, the Company also has a Customer Integrated Technologies ("CIT") Division which develops, promotes, and sells FieldPro-TM-, a field service solution for high-technology and office equipment service firms.

    Symix was organized in 1979 and incorporated under the laws of the state of Ohio in 1984. Symix common shares have been publicly-traded on the NASDAQ National Market System ("NASDAQ") since 1991. As used in this Annual Report on Form 10-K, the terms "Company" and "Symix" refer to Symix Systems, Inc. and its wholly-owned subsidiaries, unless the context indicates otherwise.

INDUSTRY BACKGROUND

    Although total employment in manufacturing has fallen over the last three decades, the percentage of the United States gross domestic product which is generated by manufacturing businesses has increased. In the global marketplace, this trend has continued in each of the industrialized nations and is moving to the developing countries as well. Among the reasons for this long term trend are the rapid communication of "best practices" among manufacturing firms on a global basis and the use of technology to achieve additional operational efficiencies. For example, no manual process for capturing customer orders can outperform the capabilities of a computerized system for speed of execution and overall quality of information. The integration of all the various functional areas in a business which are critical to the overall success of an enterprise is a fundamental component of ERP. The deployment of advanced technologies, including client/server architectures and relational databases has resulted in not only the integration of disparate functions but the ability to take information from each area and to plan the resources of the enterprise as an integrated whole.

    Manufacturing firms continue to use ERP software to achieve production efficiencies. Total revenue from software sales to manufacturing businesses in 1996 according to Advanced Manufacturing Research ("AMR"), a market research firm, was $7.2 billion worldwide. This market continues to grow in 1997 at a rate in excess of 30%.

    Manufacturers generally can be divided into two identifiable groups: discrete (Symix's target market) and process manufacturers. "Process" manufacturers mix, separate, heat, and otherwise control ingredients in order to create finished products such as chemicals, paints, and pharmaceuticals. "Discrete" manufacturers, which account for approximately 50% of the manufacturing facilities worldwide, produce products by assembling parts into finished product such as equipment, appliances, and furniture.

    Discrete manufacturers can be further subdivided into three groups:
"make-to-order" manufacturers, which engineer and manufacture products to meet specific customer needs; "make-to-stock" manufacturers, which assemble products to customer orders based on standard parts; and "repetitive" manufacturers, which produce standard products in large quantities. These different types of manufacturers face unique challenges in dealing with resource requirements and production and planning control issues. Historically, manufacturers exclusively used one of these manufacturing methods. Plant consolidation, vertical integration and new technology have resulted in changes to these practices, which require manufacturers to produce under a "mixed-mode" environment. The ability to realize cost advantages gained by repetitive manufacturing and to satisfy customers with highly configured, customized specifications is becoming a strong competitive weapon.

    Increasingly, the rapid communication of "best practices" assures manufacturers that any advantage in operational efficiencies can be found and implemented rather quickly. Management believes that in the future competitive advantage will be achieved by a manufacturer's ability to synchronize a customer's needs with its other resource planning process, which is the basis for the Company's CSRP approach. CSRP creates competitive advantage by providing systems which vastly improve the relationship of a business with its customers. For example, the configuration of complex manufactured products often results in errors in the fulfillment of a customer order, causing tremendous cost to and dissatisfaction from the customer. CSRP emphasizes the view that a customer's orders must be fulfilled accurately on a consistent basis to maintain the longer term customer relationship. It is this level of satisfaction, where the customer relies on the predictable execution of the manufacturer, that makes the manufacturer "indispensable" to the customer. This is the heart of what CSRP provides to Symix customers as a competitive advantage.

MARKETS AND CUSTOMERS

    Based on information from AMR, the worldwide ERP software marketplace will grow to approximately $9.6 billion in revenue in 1997 from an estimated $7.2 billion in 1996. Market growth rates through the end of the century will exceed 30% per year, according to AMR. AMR further estimates that there are over 40,000 discrete manufacturing sites each having over $20 million in sales in the United States with at least an equal amount of sites outside of the United States. AMR also has described the mid-range discrete manufacturing market as a large untapped market with no clear ERP software market leader and has estimated that most mid-range manufacturers will replace their manufacturing solution over the next five years.

    The Company's target market includes primarily mid-range discrete manufacturing firms with sites having annual revenue up to $350 million. The Company primarily focuses its sales and marketing efforts on five key industries within the mid-range market: industrial equipment, fabricated metals, electronic equipment, furniture/fixtures and packaging and containers. Symix believes that there are approximately 16,000 companies in the United States alone that have at least $20 million in revenue and fall within the target market. Many of these companies have multiple site locations.

    The ERP software system is typically the most important application system for the mid-range manufacturer since it is the "backbone" of the manufacturer's operations. However, most mid-range manufacturers have small, if any, information system staff to plan, implement and manage software application systems. These mid-range manufacturers require an affordable system that incorporates a wide range and depth of functionality, is easy to install and maintain, and can be rapidly deployed. The Company's products and services are developed, marketed and sold with those needs in mind.

    At June 30, 1997, the Company had 2,900 customer sites throughout the world. Although a customer can upgrade to the newer versions of the Company's software without any additional license fee charge under the Company's standard maintenance and support agreement, Management believes that the Company's current customers represent an excellent opportunity for selling additional software and consulting services.

STRATEGY

    The current strategy of the Company is to further develop software products which facilitate the concept of CSRP for its manufacturing customers. The basic components of the strategy include:

    - CONTINUE TO BUILD THE ELEMENTS OF THE CSRP VISION. This includes further business alliances in order to expand the scope of product functionality.

    - MAINTAIN LEADERSHIP IN THE MARKETS WHERE SYMIX COMPETES. The Company competes primarily with other providers of ERP software products for businesses engaged in the manufacture of industrial equipment, fabricated metals, electronic equipment, furniture/fixtures and packaging and containers, and for field service products for businesses engaged in the servicing of high technology and office equipment.

    - EXPAND MARKET PENETRATION THROUGH CONSULTING PARTNERS. Development of existing partnerships with major regional accounting and consulting firms will continue to be a priority to sustain market leadership. These alliances enhance our services offerings and improve our ability to penetrate the market.

    - PROVIDE A COMPLETE SOLUTION FOR CUSTOMERS THROUGH ALLIANCES AND ACQUISITIONS. Providing the tools, techniques, methodologies, and other elements required to simplify the task of implementing and supporting software solutions through alliances with industry leading partners and/or acquisitions of new technology will continue to be a priority for the Company.

    - MAKE TECHNOLOGY THE SERVANT OF OUR CUSTOMERS. As new technologies become available and gain acceptance, Symix will use them to improve the Company's products and to insure its customers promptly get the business benefit from such improvements.

PRODUCTS

    Symix currently markets and supports two primary ERP products, including Symix SyteLine-TM- and SYMIX-Registered Trademark- Version 4.0 ("Version 4.0"). Released in March, 1996, Symix SyteLine-TM- is the Company's robust client/server and graphical user interface ("GUI") product that was rearchitected and developed from Version 4.0. Version 4.0, which targets manufacturers still using centrally located and controlled computer systems operating under UNIX and Windows NT, will continue to be enhanced by the Company for at least the next two fiscal years for those manufacturers not ready to embrace the newer client/server environment and international customers in countries such as China where telecommunication networks limit the ability to fully implement client/server systems. The Company allows Version 4.0 and prior version customers who are current on maintenance to upgrade at no additional license fee charge to Symix SyteLine-TM-. Symix SyteLine-TM-encompasses all of the functionality of Version 4.0 but also provides the full client/server and GUI features, multi-site capabilities and enhanced international financial reporting. The preferred operating platform for Symix SyteLine-TM- is Windows NT, although it is compatible with UNIX.

    In addition to Symix SyteLine-TM- and Version 4.0, Symix offers complementary software products which satisfy additional areas of high customer value, including SyteSelect-TM-, a rules-based order configurator which enhances the speed and quality of complex orders, SytePower-TM-, which provides the capability to distill business intelligence from data warehouses, and SyteGuide-TM-, a process modeling and flow charting tool that enables quality systems implementation and ISO 9000 compliance.

    Separate from the ERP products, Symix markets and sells a field service application product that enables post sales field service organizations to schedule and dispatch field service technicians, maintain warranty and service history and update purchasing and inventory records. FieldPro-TM- is specifically targeted at high technology and office equipment service organizations. The Company is in the process of integrating FieldPro-TM- with Symix SyteLine-TM- for those manufactures requiring comprehensive field service solutions. This integrated product is being marketed as SyteService-TM-.

    The products offered by Symix, in addition to those described above, include additional third party products that interface to the base application, PROGRESS-Registered Trademark- 4GL tools and Relational Data Base Management System ("RDBMS"), and implementation and education services to ensure successful and rapid deployment of Symix products. Although the Company's desire is to minimize the amount of customization required for an implementation, Symix also offers programming services to provide modifications to the standard product in order to address specific customer requirements.

    Symix's objective is to achieve the right mix of technology, functionality and services to enable its customers to rapidly implement an ERP solution that addresses the manufacturer's customer requirements while increasing staff productivity, improving operating efficiencies, minimizing lifetime cost of ownership and enabling a rapid return on investment.

APPLICATION SOFTWARE--SYMIX SYTELINE-TM- AND VERSION 4.0

    Symix SyteLine-TM- and Version 4.0 consist of fully integrated functionality that comprehensively supports a manufacturer's business process. The functional components of the core application packages include the following:

CUSTOMER SERVICE                            PRODUCTION MANAGEMENT
Estimating                                  Work Orders
Order Inquiry                               Production Scheduling
Order Entry                                 JIT/KANBAN
Inventory Availability                      Routings
                                            Shop Floor Control
                                            Period Based/Work Order Costing

PLANNING & MATERIALS MANAGEMENT             ENTERPRISE ADMINISTRATION
Inventory Control                           General Ledger
Purchasing                                  Reporting & Consolidation
Bill of Materials                           Receivables
Engineering Change Notice                   Fixed Assets
Material Requirements Planning              Payroll
Capacity Planning                           Human Resources

    CUSTOMER SERVICE enables manufacturers to estimate, configure and accept orders accurately and rapidly. The estimating capabilities help a manufacturer standardize all customer quoting activity, access it on-line and generate reports for analysis and customer reporting. The Customer Service Order Inquiry module enables manufacturers to handle on-line most customer inquiries such as product availability, order status, receivable status, or discounts. The Customer Service applications also enable a manufacturer to make extensive pricing and sales analysis.

    PLANNING AND MATERIALS MANAGEMENT enables a manufacturer to plan capacity and material availability for each manufacturing site, including conversion of customer orders into reliable bills of material and routings, management of plant capacity to meet anticipated demand while minimizing expedited orders, incorporation of changes from customers and product engineers in a timely manner, and inventory management to reduce carrying costs while ensuring material availability for scheduled productions. The components include various resource capacity planning tools, master production scheduling, multiple site coordination and integrated purchasing and inventory control modules.

    PRODUCTION MANAGEMENT enables manufacturers to select three manufacturing production control methods to match the level of control and diversity desired: work orders, production scheduling and JIT/ KANBAN. These three production environments can be maintained simultaneously, providing a manufacturer with flexibility to mix and match different production methods. For example, a manufacturer may select production scheduling as the production method for the final assembly, but JIT/KANBAN for the subassemblies.

    ENTERPRISE ADMINISTRATION flows from the manufacturing and production modules described above. The comprehensive financial tools are tightly integrated with production operations and capture the required transactions in a form that supports flexible analysis across all business locations. The system provides various costing alternatives, including work order costing and period-based costing, and allows for actual and standard cost analysis. Through its enhanced multi-currency capabilities, the financial tools provide flexible consolidation modeling and analysis for multi-national manufacturers.

APPLICATION SOFTWARE--COMPLEMENTARY ERP PRODUCTS

    In addition to its core application software products, the Company sells complementary products that expand the breadth of functionality of the Symix ERP offering. These products are either internally developed by Symix or developed in coordination with third party software vendors. These additional products include SyteSelect-TM-, SytePower-TM-, SyteGuide-TM-, SyteService-TM- and SyteEDI-TM-.

    SYTESELECT-TM-. SyteSelect-TM- is an interactive product configuration software application that was specially designed for and integrated with Symix SyteLine-TM-. SyteSelect-TM- was developed in conjunction with The Triology Development Group, an industry leader in configuration technology. SyteSelect-TM- provides customers the ability to configure, estimate, order and price complex products and services. Once the order and product are configured, the data is sent to production where bill of materials and job routing are automatically generated. SyteSelect-TM- is written in C++ and operates in an NT operating environment. SyteSelect-TM- was released in September, 1997.

    SYTEPOWER-TM-. SytePower-TM- is a business intelligence software product utilizing Online Analytical Processing tools from Cognos Corporation, an industry leader in business intelligence tool technology. SytePower-TM- is an interactive, graphical data access and analysis solution that provides customers a flexible, multi-dimensional view of business and operating data stored in Symix SyteLine-TM- and Version 4.0. SytePower-TM- was released in December, 1996.

    SYTEGUIDE-TM-. SyteGuide-TM- is graphical software providing custom enterprise modeling to speed Symix SyteLine-TM- and Version 4.0 deployment and to provide a base for business process improvement initiatives such as ISO 9000. Designed by Symix, SyteGuide-TM- is comprised of a comprehensive set of implementation focused programs, resources and tools, which help close the gap between application design and deployment of Symix SyteLine-TM- and Version 4.0. SyteGuide-TM- was released in June, 1997.

    SYTESERVICE-TM-. SyteService-TM- is a service management application software that supports the manufacturer's service business more efficiently and profitably through manpower scheduling, contract management, remote field service communications and inventory and purchasing tracking. SyteService-TM- is the FieldPro-TM- product owned by Symix that will be integrated with Symix SyteLine-TM-. Full integration of SyteService-TM- is scheduled for fiscal 1998.

    SYTEEDI-TM-. SyteEDI-TM- is an electronic commerce software application product designed to deliver customer and supplier focused business-to-business communication solutions for Symix SyteLine-TM- customers. SyteEDI-TM- was developed in conjunction with Sterling Commerce, Inc. an industry leader in electronic commerce solutions. SyteEDI-TM- is fully integrated with Symix SyteLine-TM- and was released in September, 1997.

    Other additional products include Product Configuration ("PRT"), Automated Data Collection, Computer Aided Design Interface ("CAD") and external payroll interfaces.

    PRT is an earlier generation of a rules-based order configurator that supports make-to-order manufacturers who require more complex configuration to ensure rapid order entry, reduced engineering time and a smoother transition to manufacturing. Automated Data Collection introduces bar code technology to record movement of items from the plant floor, track receipt or shipment of items, perform cycle counting and generate physical inventories. To assist manufacturers using CAD, the Company offers an optional interface to popular third party CAD software packages, providing bi-directional import and export capabilities.

PROGRESS

    Symix SyteLine-TM- and Version 4.0 are written in PROGRESS-Registered Trademark- , a leading fourth-generation language that provides manufacturers with reporting and development tools that have significant flexibility. PROGRESS-Registered Trademark- provides its own RDBMS, as well as the ability to interface with the ORACLE-Registered Trademark- RDBMS. PROGRESS-Registered Trademark- is the proprietary product of the Progress Software Corporation ("PSC").

    The Company has entered into a non-exclusive application partner agreement with PSC, pursuant to which the Company is authorized to market and distribute PROGRESS-Registered Trademark- in connection with sales of the Company's products. Under the terms of the agreement, the Company bears primary responsibility for assisting customers in developing applications with PROGRESS-Registered Trademark- and agrees to provide appropriate support to PROGRESS-Registered Trademark- customers. The current term of the agreement expires in June, 1998 and will continue thereafter unless either party gives ninety (90) days' written notice of its intention to terminate. In addition, the agreement may be terminated immediately by either party if a material breach of the agreement by the other party continues after thirty (30) days' written notice. The Company's customers would then be required to license PROGRESS-Registered Trademark- directly from PSC or other resellers. If PSC should cease its product offerings for any reason, the Company believes that the established user base is large enough that momentum exists to port to another development environment. The Company's move to PROGRESS-Registered Trademark- in 1984 was such a development effort.

FIELDPRO-TM-

    FieldPro-TM- is a service management application software that supports the manufacturer's service business more efficiently and profitably through manpower scheduling, contract management, remote field service communications and inventory and purchasing tracking. FieldPro-TM- was acquired by Symix as a result of its acquisition of Visual Applications Software, Inc. FieldPro-TM- is being marketed and sold under a separate and stand alone business unit within Symix, the CIT Division. The CIT Division focuses on selling FieldPro-TM-outside of the ERP market and targets high technology and office equipment service operations. As of June 30, 1997, there were 21 employees in the CIT Division. FieldPro-TM- is written in C++, operates in an NT environment and utilizes the Microsoft SQL Server database.

SERVICES AND SUPPORT

    The Company offers a full range of services that allow its customers to maximize the benefits of the Company's software products, including project management, implementation, product education, technical consulting, programming services, system integration, and maintenance and support. The Company's services are priced separately and fees for its services generally are not included in the price for its software product. Fees for maintenance and support services generally are billed a year in advance while all remaining consulting, education and programming services generally are billed monthly as incurred.

    The Company considers its ability to rapidly implement its software solution a key competitive factor. The Company's professional services organization which employs approximately 60 consultants and managers uses a structured implementation methodology known as "RAPID FOCUS", which defines a customer's implementation into distinct phases: planning and installation, education and business system simulations, development of operating procedures, conversion planning, end-user training and cutover and post implementation evaluation. The Company offers both on-site and classroom training. Classroom training is available in nine different Company operated facilities throughout the world.

    In addition to the consultants employed directly by the Company, customers can receive consulting services from the Company's 40 business partners throughout the world. The Company also has actively established relationships with accounting and consulting firms to provide additional support in project management, implementation and system integration services for customers. The Company views these relationships as an important source of future leads for prospective customers.

    Although the Company attempts to minimize the amount of customization of its software products, the Company does provide professional programming services to modify its software products to address specific customer requirements. These modifications may include designing and programming complete applications or integrating its software products with legacy systems.

    Maintenance and support services are available to all customers currently using an active release of the Company's software products. Maintenance and support services include product enhancements and updates, free upgrades to new versions, hotline telephone support during extended business hours, 24 hour, seven days a week emergency support and access to the Company's customer support module on the Company's WEB home page on the Internet (HTTP://www.symix.com). The price for maintenance and support services is based on a percentage of the list price of the Company's software product at the time the license is purchased. Since fees for maintenance and support services are billed a year in advance, the revenue is deferred and recognized ratably over the term of the maintenance and support agreement.

SALES AND DISTRIBUTION

    The Company currently licenses Symix SyteLine-TM- and Version 4.0 based on a license fee for each additional concurrent session or concurrent execution of its software products. The Company receives additional license fee revenue whenever a customer increases the number of concurrent sessions, usually as a result of the growth of the customer's business or expansion to other sites. Both Symix SyteLine-TM- and Version 4.0 use an encrypted key that allows the customer to use only the number of concurrent sessions for which the customer has received a license.

    Sales leads are generated through a combination of in-house telemarketing, advertising, trade shows, references from professional services and hardware vendor partners, and direct calling by sales staff. The Company sells its products and services through both a direct sales force and approximately 40 business partners throughout the world. The Company currently maintains 20 sales and support offices worldwide: 9 in North America, 8 in Asia Pacific and 3 in Europe. During the fiscal year ended June 30, 1997, the Company's worldwide sales operation organization increased from 139 to 212 employees. Symix's business partners in North America target the lower end of the mid-range manufacturing market while its business partners in Asia Pacific and Europe are primarily responsible for a geographic region or country.

    The operations of two former business partners in Australia and the Netherlands, respectively, were acquired by the Company in 1996 and converted to subsidiary operations. The Company also completed the acquisition of a French company in 1996 which now serves as a sales and distribution operation for the Company. The French company currently has approximately 200 existing customers and 27 employees, and its existing customers use a French localized version of a MRPII product that is no longer being enhanced by the software vendor. The French company has full rights to the localized product and currently realizes approximately $4.0 million in annual revenue from services and support of those customers. It is expected that the new French subsidiary will market a localized version of Symix SyteLine-TM- and will target existing and new customers.

    Symix's relationship with Mitsui Co., Ltd., the Company's exclusive distributor in Japan, has resulted in a "Mitsui Symix Center" which is being established in Tokyo. The Center serves as a training and support facility for Symix customers in Japan. The Company is optimistic as to future expansion in Japan with Mitsui in addition to Japanese multinational companies with subsidiaries throughout the world.

    The Company believes that its international sales in years prior to fiscal 1997 have not been significant. For the fiscal year ended June 30, 1997, sales outside of North America accounted for approximately 25% of total Company revenue. With new subsidiaries in France, Australia and the Netherlands combined with continued growth in key areas such as Japan, China and Singapore, the Company believes international sales will account for an increasing percentage of its total sales over the next several years. However, the Company's foreign operations are subject to certain risks and uncertainties, including international economic and political conditions, differing consumer preferences, currency regulations and fluctuations, diverse government regulations and tax systems, and the availability of experienced management. Consequently, no assurance can be given that growth in the Company's international sales will continue in the future. The amount of revenue, operating income and identifiable assets attributable to each of the Company's geographic areas for fiscal 1997 are as follows:

                                                 NORTH
                                                AMERICA    ASIA/PACIFIC  EUROPE
                                              -----------  -----------  ---------
                                                        (IN THOUSANDS)
Revenue.....................................   $  49,388    $   8,259   $   8,124
Operating Income............................   $   4,035    $     410   $     627
Identifiable Assets.........................   $  32,531    $   5,766   $   5,955

    In addition to business partners and third party consultants, an important source of sales leads continue to be hardware vendors. The Company has relationships with a number of hardware vendors, including cooperative marketing programs with International Business Machines Corporation, Hewlett-Packard Company, Digital Equipment Corporation, Unisys Corporation and Data General Corporation. The Company bears sole responsibility for providing support for its software to its customers under each agreement and the various hardware vendors are ultimately responsible for their products, although the Company may provide some front line support. No assurance can be given that such arrangements will continue in the future.

PRODUCT DEVELOPMENT

    Symix devotes a significant and growing percentage of its resources to identifying a customer's needs, developing new features and enhancements to existing products and designing and developing new products. New products, updates and enhancements are developed by the Company's internal development staff. The Company's practice is to release updates and major enhancements on a regular basis. In connection with each release, the Company works closely with customers and business partners to define improvements and enhancements.

    Research and product development expenses, including amounts capitalized were $8,759,000, $5,963,000 and $5,163,000 for the fiscal years ended June 30,
1997, 1996 and 1995, respectively. Capitalized software expenditures were $3,100,000, $2,290,000, and $1,419,000 for the same respective periods and were capitalized in accordance with the Statement of Financial Accounting Standards No. 86. Amortization of capitalized software costs are included in cost of revenue. The Company generally retains the right to remarket any specific customer modifications prepared by its programming services group in or with future product releases.

COMPETITION

    The computer software industry is highly competitive and the Company sells its products and services in a highly fragmented market consisting of a few large, multi-national vendors and a larger number of small, regional competitors. Some of the Company's existing competitors, as well as a number of potential competitors, have larger technical staffs, more established and larger marketing and sales organizations, and greater financial resources. Management, however, believes that no one competitor in the mid-range manufacturing market has a significant portion of market share. Symix competes with a different group of software vendors with respect to each opportunity based upon size of the customer, specific niche product requirements, technology requirements, geographical location and anticipated investment by the customer.

    The Company believes its installed customer base of open systems is an important competitive element. The open system segment of the market has grown significantly and is expected to continue to grow over the next several years. The Company anticipates that the most significant source of future competition will be from larger manufacturing software companies that tailor their products for this market or from software companies that have developed a product using newer state-of-the-art technology.

    The Company also believes that the most important considerations for potential customers for its software products are product vision; open systems and client server technology; ease of use and graphical interface; Microsoft and desktop integration; rapid installations; reliability and quality of technical support; documentation and education; size of installed user base; competitive pricing; and corporate reputation. The Company further believes that it competes favorably in most of these areas.

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

    SYMIX-Registered Trademark- is a registered trademark and Symix SyteLine-TM-, SyteSelect-TM-, SytePower-TM-, SyteService-TM-, SyteGuide-TM-, FieldPro-TM- and SyteEDI-TM- are trademarks of the Company. None of the Company's software is patented. The Company believes that it has all necessary rights to market its products, although there can be no assurance that third parties will not assert infringement claims against the Company in the future.

WORKING CAPITAL

    The Company maintains low levels of inventories. The Company believes that other software companies also maintain low levels of inventories. The Company's trade accounts receivable are a significant component of its working capital. The Company believes that trade accounts receivable are a significant component of working capital for other software companies as well. During its 1996 fiscal year, the Company obtained from Bank One, Columbus N.A., a $6 million unsecured revolving line of credit that expires in fiscal year 1999. The revolving line of credit can be converted into a five year term loan by the Company at any time prior to April, 1998. As of June 30, 1997, no amounts had been drawn on the revolving line of credit.

PRODUCTION AND BACKLOG

    Master software media and duplication thereof is performed by the Company at its own facilities with the exception of some localizations and reproduction performed by international distributors at their facilities in the local jurisdictions pursuant to agreements with the Company. Printing of user manuals and the manufacture of related materials are performed to the Company's specifications by outside sources (or international distributors), and the completed packages are assembled by the Company (or its international distributors). Production can generally be increased rapidly to respond to increases in demand.

    In connection with the sale of software products only, the Company does not expect to have any significant levels of backlog in the future.

SEASONALITY

    The Company's results of operations have fluctuated on a quarterly basis. However, the Company has not experienced significant seasonal fluctuations in net revenue over the past two years.

EMPLOYEES

    As of June 30, 1997, the Company employed 488 persons, including 160 in North American sales and service operations, 124 in development and support, 131 in international operations and 73 in marketing and administration. None of the Company's employees are represented by a labor union. The Company has never experienced a work stoppage and believes that its employee relations are good.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
  1995.

    IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS", INCLUDING INFORMATION REGARDING FUTURE ECONOMIC PERFORMANCE AND PLANS AND OBJECTIVES OF MANAGEMENT, WHICH ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING STATEMENTS. SUCH UNCERTAINTIES AND RISKS INCLUDE, BUT ARE NOT LIMITED TO, PRODUCT DEMAND AND MARKET ACCEPTANCE; THE IMPACT OF COMPETITIVE PRODUCTS; THE COMPANY'S ABILITY TO MAINTAIN EFFICIENT MARKETING AND DISTRIBUTION OPERATIONS WITH RESPECT TO NEW PRODUCTS; FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS; THE COMPANY'S ABILITY TO RETAIN KEY TECHNICAL AND MANAGEMENT PERSONNEL; TIMING OF PRODUCT DEVELOPMENT; PRODUCT PRICING AND OTHER FACTORS DETAILED IN THIS ANNUAL REPORT ON FORM 10-K AND IN OTHER FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company's executive officers are as follows:

NAME                                         AGE                                   POSITION
---------------------------------------      ---      -------------------------------------------------------------------
Lawrence J. Fox........................          41   Chairman of the Board, Chief Executive Officer and Member, Board of
                                                        Directors

Stephen A. Sasser......................          48   President, Chief Operating Officer and Member, Board of Directors

Stephen A. Yount.......................          42   Vice President America's Sales and Services

Lawrence W. DeLeon.....................          42   Vice President, Chief Financial Officer and Secretary

Otto Offereins.........................          51   Vice President of Development and Support

Robert D. Williams.....................          42   Vice President--Human Resources

Catherine K. DeRosa....................          36   Vice President of Marketing

Jorge Lopez............................          42   Vice President of Corporate Development/Strategic Planning

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

    STEPHEN A. YOUNT joined the Company in May, 1996 as Vice President of America's Sales and Services. From 1995 to 1996, he was Vice President of Sales at Tyecin Systems, a provider of client-server manufacturing software for the semi-contractor market. From 1993 to 1995, Mr. Yount served as Vice President of Sales and Services at Neuron Data, a client-server application development software company. From 1987 to 1993, he served in various senior sales positions at Legent, including Regional Vice President of Sales, Vice President of Sales, and Director of Sales, Western Region.

    LAWRENCE W. DELEON joined Symix in August, 1995 as Vice President, Chief Financial Officer and Secretary. From 1991 to 1995, Mr. DeLeon served in various capacities at Legent, including Treasurer for Goal Systems, Europe Vice President--Finance and Administration and Vice President--Central Europe. From 1988 to 1991, Mr. DeLeon was Chief Financial Officer for Thunderbird Products Corporation, a boat manufacturer.

    OTTO OFFEREINS joined the Company in September, 1995 as Vice President of Development and Support. He was Vice President and General Manager of Client Product Server Division of Legent from July, 1994 to August, 1995. From July, 1992 to July, 1994, Mr. Offereins served as Vice President of Support and Development for the Systems Management Division of Legent. From March, 1991 to July, 1992, he served as Vice President of Development and Support--Research and Development Division of Legent. Prior to March, 1991, he was Executive Vice President of Operations for Syntelligence Corporation, a software company specializing in financial risk assessment.

    ROBERT D. WILLIAMS joined the Company in September, 1995 as Vice President-Human Resources. Prior to that time, he served as Director, Human Resources/Associate Relations of Legent from August, 1992 to August, 1995. From March, 1990 to August, 1992 he was Executive Director of Human Resources and Administrative Services of Goal Systems.

    CATHERINE K. DEROSA joined the Company as Director of Product Marketing in August, 1994. She has served the Company in the position of Vice President of Marketing since January, 1996. Prior to joining Symix and from 1992 to 1994, Ms. DeRosa served as an independent consultant to several major technology companies in the Silicon Valley. From 1989 to 1992, Ms. DeRosa served as a Senior Consultant with Price Waterhouse, a major accounting and consulting firm. She also has held a variety of positions with Micro Card Technologies, Inc., an electronic components manufacturer and Texas Instruments Inc., a leader in semi-conductors and electronics. Ms. DeRosa is a Certified Public Accountant and received a masters in business administration degree from the Harvard Business School.

    JORGE LOPEZ joined the Company in November, 1996 as Vice President of Corporate Development/ Strategic Planning. From 1995 to 1996, Mr. Lopez served as Vice President of Marketing for Salesoft Inc., a provider of automated sales and marketing software. From 1989 to 1995, Mr. Lopez served as Vice President of Strategic Alliances for Avalon Software, Inc. an enterprise resource planning software and services company. Prior to that time, Mr. Lopez held various marketing and technical positions with International Business Machines Corporation, an information technology company.

    The executive officers of the Company are appointed by and serve at the pleasure of the Symix Board of Directors. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was so appointed.

ITEM 2.  PROPERTIES.

    The Company's headquarters and principal administrative, product development, and sales and marketing operations are located in approximately 70,000 square feet of leased office space in Columbus, Ohio. The lease agreement commenced in July, 1991 and will expire on June 30, 2001. The lease agreement provides for an annual base rental of approximately $1,032,000. Additionally, the Company has 20 leased sales and support offices throughout the United States and elsewhere.

ITEM 3.  LEGAL PROCEEDINGS

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's common shares are traded on NASDAQ under the symbol "SYMX". The table below presents the high and low sales prices for Symix common shares as reported by NASDAQ for fiscal 1997 and 1996.

                                             HIGH       LOW
                                            -------   -------
          1997
          First Quarter...................    8 1/2     7 1/4
          Second Quarter..................    8 5/8     7 3/8
          Third Quarter...................   10 7/8     7 7/8
          Fourth Quarter..................   12 3/8     8

                                             HIGH       LOW
                                            -------   -------
          1996
          First Quarter...................    6 5/16    3 13/16
          Second Quarter..................    5 3/4     5
          Third Quarter...................    7 7/16    5
          Fourth Quarter..................    8 5/8     7

    The closing price on June 30, 1997 was 11-1/2. As of June 30, 1997, there were approximately 87 shareholders of record, and the Company believes there are more than 1,700 beneficial shareholders.

    Symix did not pay any cash dividends on its common shares during the fiscal year ended June 30, 1997, or the fiscal year ended June 30, 1996. The Company also does not intend to pay dividends on its common shares in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following table summarizes certain consolidated financial data for each of the five years presented. The selected financial data presented below has been derived from, and should be read in conjunction with, the Company's audited consolidated financial statements, and the notes thereto.

                                                                                    YEAR ENDED JUNE 30,
                                                            --------------------------------------------------------------------
                                                                1997          1996          1995          1994          1993
                                                            ------------  ------------  ------------  ------------  ------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING STATEMENT DATA:
NET REVENUE...............................................  $     65,772  $     45,759  $     42,828  $     35,486  $     30,006
Cost of revenue...........................................        22,440        15,678        14,882        12,600        11,560
                                                            ------------  ------------  ------------  ------------  ------------
  Gross margin............................................        43,332        30,081        27,946        22,886        18,446
                                                            ------------  ------------  ------------  ------------  ------------
Operating expenses
  Selling, general, and administrative....................        32,601        22,411        25,564        19,505        15,779
  Research and product development........................         5,659         3,673         3,744         2,589         1,562
  Restructuring and other unusual charges.................       --                506       --            --            --
                                                            ------------  ------------  ------------  ------------  ------------
  TOTAL OPERATING EXPENSES................................        38,260        26,590        29,308        22,094        17,341
                                                            ------------  ------------  ------------  ------------  ------------
Operating income (loss)...................................         5,072         3,491        (1,362)          792         1,105
Other income, net.........................................           107           221           314           122            56
                                                            ------------  ------------  ------------  ------------  ------------
Income (loss) before income taxes.........................         5,179         3,712        (1,048)          914         1,161
                                                            ------------  ------------  ------------  ------------  ------------
Provision (benefit) for income taxes......................         1,916         1,404          (410)          330           448
                                                            ------------  ------------  ------------  ------------  ------------
  NET INCOME (LOSS).......................................  $      3,263  $      2,308  $       (638) $        584  $        713
                                                            ------------  ------------  ------------  ------------  ------------
Earnings (loss) per share.................................  $       0.52  $       0.40  $      (0.12) $       0.10  $       0.12
Weighted average common and common share equivalents
  outstanding.............................................         6,302         5,706         5,424         5,742         5,802
BALANCE SHEET DATA:
Working capital...........................................  $      7,897  $      7,538  $      6,363  $      9,466  $     11,458
Total assets..............................................        44,252        30,463        26,069        24,473        21,743
Total long-term debt and lease obligations................           530       --                138           335           559
Total shareholders' equity................................        23,361        17,102        14,508        15,641        15,615
                                                            ------------  ------------  ------------  ------------  ------------

------------------------

*Note: Where appropriate, all share data and references in this report have been adjusted for the 2:1 share split, effected in the form of a share distribution of one share for each share outstanding to shareholders of record on September 10, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    For the years ended June 30, 1997, 1996 and 1995, the Company's revenue is derived primarily from (1) licensing Symix software and providing custom programming services; (2) providing installation, implementation, training, consulting and systems integration services; and (3) providing maintenance and support on a subscription basis. Revenue for all periods presented is accounted for in accordance with AICPA Statement of Position 91-1 on Software Revenue Recognition.

REVENUE

    Net revenue increased 44% to $65.8 million in fiscal 1997, compared to increases of 7% and 21% for the years ended June 30, 1996 and 1995, respectively. The strong growth in fiscal 1997 net revenue compared to previous years was the result of new software product offerings and an expanding international distribution channel. Both software revenue and service and support revenue contributed significantly to the net revenue increase in fiscal 1997. The increase in net revenue in fiscal 1996 and fiscal 1995 was primarily the result of increased service and support revenue. Service revenue increased $2.9 million and $7.4 million in fiscal 1996 and fiscal 1995, respectively. The revenue mix since 1995 is shown in the table below:

REVENUE MIX

                                                    YEAR ENDED JUNE 30,
                              ----------------------------------------------------------------
                                      1997                  1996                  1995
                              --------------------  --------------------  --------------------
                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
Software....................  $  36,477         55% $  24,682         54% $  24,677         58%
Service and support.........     29,295         45%    21,077         46%    18,151         42%
                              ---------        ---  ---------        ---  ---------        ---
Total.......................  $  65,772        100% $  45,759        100% $  42,828        100%
                              ---------        ---  ---------        ---  ---------        ---

    Software license fees and related revenue increased 48% in fiscal 1997 compared to flat revenue growth in fiscal 1996 and a 7% growth in fiscal 1995. The increase in software revenue in fiscal 1997 was primarily the result of (1) an expanding international distribution channel and (2) revenue from the Company's new client server ERP software product, Symix SyteLine-TM-, available for sale for a full year for the first time in fiscal 1997. During the past 15 months, the Company converted distributors in Australia, New Zealand and the Netherlands to subsidiary operations and acquired a French sales and distribution operation. Revenue from foreign operations accounted for approximately 25% of total revenue in fiscal 1997, compared to 18% in fiscal 1996 and 11% in fiscal 1995. The significant increase in revenue from foreign operations resulted primarily from the conversion of distributor operations and acquisitions completed during fiscal 1997.

    Symix SyteLine-TM- was released in March, 1996 and represents a large majority of new product sales to customers. In addition to Symix SyteLine-TM-, the Company released and sold complementary products during the second half of the most recent fiscal year that provided expanded features and functionality and enhanced sales of Symix SyteLine-TM-. The Company also purchased a Canadian company in January, 1997 that develops and distributes an application software product, FieldPro-TM-, which provides field service and warranty tracking capabilities for manufacturers and service organizations of computer and office equipment distributors. FieldPro-TM- is being marketed and distributed as a stand alone product under a newly established business operating unit, Symix CIT Division. FieldPro-TM- contributed more than $1.0 million in revenue during the second half of fiscal 1997.

    Service and support revenue increased 39% in fiscal 1997 to $29.3 million from $21.1 million in fiscal 1996 and $18.2 million in fiscal 1995. Service and support revenue is comprised of installation, implementation, training, consulting, systems integration and software product maintenance and support. The continued increase in service and support revenue is attributable to growth in licensed Symix installations worldwide and the Company's expanding service organization. Services revenue made up 45% of total revenue in fiscal 1997, compared to 46% and 42% in fiscal 1996 and fiscal 1995, respectively. Deferred revenue on the Company's balance sheet relating to maintenance and support contracts, increased from $5.8 million at June 30, 1996 to $9.7 million at June 30, 1997. Revenue on these maintenance and support contracts is recognized ratably over the contract period, which is typically twelve months.

    A key consideration in the customer's purchasing decision is the selection of the hardware vendor. The Company participates in joint marketing activities with various hardware manufacturers to promote new system sales. The customer usually purchases the hardware direct from the manufacturer or a third-party systems integrator. Consequently, hardware sales by the Company represent an insignificant portion of total revenue.

COST OF REVENUE

    Total cost of revenue as a percentage of new revenue was 34% for the year ended June 30, 1997 compared to 34% and 35% for the years ended June 30, 1996 and 1995, respectively. License fee cost of revenue decreased to 27% of license fee revenue in fiscal 1997 from 28% in both fiscal 1996 and fiscal 1995, while service, maintenance and support cost of revenue was 43% of service, maintenance and support revenue in fiscal 1997 compared to 42% in fiscal 1996 and 44% in fiscal 1995.

    The decrease in license fee cost of revenue as a percentage of license fee revenue is the result of the increased volume of license fee sales. Partially offsetting the improved license fee margins was an increase in third-party royalties relating to the new complementary products for Symix SyteLine-TM-released during the year.

    The small increase in service cost of revenue as a percentage of related revenue in fiscal 1997 compared to the prior fiscal year was the result of increased costs relating to the hiring of experienced service personnel to support new system installations. In addition, lower margins in the developing international distribution channels also contributed to the increase in the cost percentage. Partially offsetting these lower margins was the increase in Symix installations and corresponding service renewals, from which the Company was able to realize improved margins through growing maintenance and support revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased 45% in fiscal 1997, compared to a decrease of 12% in fiscal 1996 and an increase of 31% in fiscal 1995. Selling, general and administrative expenses as a percent of net revenue were 50%, 49% and 60% for the same respective periods. The increase in expenses as a percent of revenue in fiscal 1997 was the result of significant increases in marketing and promotional activities relating to international sales. These increases were partially offset by improved productivity of the North American sales channel.

    The decrease in selling, general and administrative expenses in fiscal 1996 was the result of general expense controls, reorganization of the North American sales force and improved margins on international operations. In the first quarter of fiscal 1996, the Company recognized restructuring and other non-recurring charges of $506,000, which consisted of primarily severance payments related to personnel changes and costs associated with reorganizing the European sales channel.

RESEARCH AND DEVELOPMENT

    Total research and product development expenses, including amounts capitalized, were $8.8 million or 13% of net revenue for the year ended June 30, 1997, compared to $6.0 million or 13% of net revenue in fiscal 1996 and $5.2 million or 12% of net revenue in fiscal 1995. The Company capitalized research and development costs of $3.1 million, $2.3 million and $1.4 million for the years ended June 30, 1997, 1996 and 1995, respectively. Software development costs capitalized in a given period are dependent upon the nature and state of the development process and are recorded in accordance with Statement of Financial Accounting Standards No. 86. Upon general release of a product, related capitalized costs are amortized over three years and recorded as license fee cost of revenue. In addition to the $2.3 million of software development costs capitalized in fiscal 1996, the Company capitalized $1.0 million relating to the purchase of existing technology.

    The increase in overall research and development expense is due to staff expansion relating to the Company's development of future releases of Symix SyteLine-TM-, increased development focus on interfacing with third-party software products and research involving new technologies and products.

PROVISION FOR INCOME TAXES

    The effective tax rates for the years ended June 30, 1997, 1996 and 1995 were 37%, 38% and (39%), respectively. The reduced effective tax rate in fiscal 1997 and fiscal 1996 respectively, compared to the previous year was primarily due to the amount of foreign taxable earnings in countries with considerably lower effective rates, thereby reducing the Company's overall tax rate.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operations decreased to $2.5 million in fiscal 1997 from $6.9 million in fiscal 1996 and $3.0 million in fiscal 1995. An increase in earnings in fiscal 1997 was offset by an increase in trade accounts receivable. Trade accounts receivable days sales outstanding were 95 days at June 30, 1997 in comparison to 76 days and 97 days at June 30, 1996 and 1995, respectively. For all three years presented, cash provided by operations was used to purchase computer equipment and to fund software development costs. In 1997, cash provided by operations also was used in connection with the Company's acquisition activities. Cash at June 30, 1997 decreased to $2.3 million from $6.8 million at June 30, 1996 and $4.5 million at June 30, 1995.

    Working capital was $7.9 million at June 30, 1997 compared to $7.5 million and $6.4 million at June 30, 1996 and 1995, respectively. The increase in working capital in fiscal 1997 is primarily attributable to the increase in trade accounts receivable resulting from the 44% revenue growth and increase in days sales outstanding. The increase in working capital in fiscal 1996 was primarily due to the positive cash flow for the year. For both fiscal 1997 and fiscal 1996, the increase in current assets was partially offset by the increase in deferred revenue due to the increased Symix customer base and renewed service contracts.

    In addition to its present working capital, the Company has with a bank a $6.0 million unsecured revolving line of credit that expires in fiscal 1999. As of June 30, 1997, no amounts were drawn under the line of credit. It is expected that the Company's continued expansion of its operations and products will result in additional requirements for cash in the future. The Company may raise additional capital through the sale of Company securities during the next 12 months to fund certain internal product development projects and/or future acquisitions. However, the exact details of such fundraising efforts have not been determined. Subject to the foregoing, the Company anticipates that existing sources of liquidity, cash flow from operations and the bank line of credit will be sufficient to satisfy expected cash needs for the next 12 months.

    The Company believes that inflation has not had a material effect on its operations. The Company's sales are primarily denominated in U.S. dollars and/or major currencies and other foreign currency risk is considered minimal.

QUARTERLY RESULTS

    The following table sets forth certain unaudited operating results for each of the eight quarters in the two year period ended June 30, 1997. This information has been prepared by the Company on the same basis as its audited, consolidated financial statements, and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the Company's audited, consolidated financial statements and the notes thereto.

    The Company's results of operations have fluctuated on a quarterly basis. The Company's expenses, with the principal exception of sales commissions and certain components of cost of revenue, are generally fixed and do not vary with revenue. As a result, because the Company's plans and commitments of resources are in advance of its planned revenue level, any shortfall of actual revenue in a given quarter would adversely affect net earnings for that quarter by a significant portion of the shortfall.

QUARTERLY RESULTS

                                                                                     THREE MONTHS ENDED
                                                            --------------------------------------------------------------------
                                                              JUNE 30,      MAR. 31,      DEC. 31,     SEPT. 30,      JUNE 30,
                                                                1997          1997          1996          1996          1996
                                                            ------------  ------------  ------------  ------------  ------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue...............................................  $     21,187  $     15,358  $     16,537  $     12,690  $     13,204
Cost of revenue...........................................         7,097         5,405         5,395         4,543         4,553
                                                            ------------  ------------  ------------  ------------  ------------
    Gross margin..........................................        14,090         9,953        11,142         8,147         8,651
Operating expenses
  Selling, general, and administrative....................         9,953         7,994         8,099         6,555         6,514
  Research and product development........................         1,705         1,501         1,353         1,100         1,086
  Restructuring and other unusual charges.................       --            --            --            --            --
                                                            ------------  ------------  ------------  ------------  ------------
    Total operating expenses..............................        11,658         9,495         9,452         7,655         7,600
                                                            ------------  ------------  ------------  ------------  ------------
Operating income (loss)...................................         2,432           458         1,690           492         1,051
Other income (loss), net..................................           (16)           18            33            72            60
                                                            ------------  ------------  ------------  ------------  ------------
Income (loss) before income
  taxes...................................................         2,416           476         1,723           564         1,111
                                                            ------------  ------------  ------------  ------------  ------------
Provision (benefit) for income taxes......................           865           183           651           217           364
                                                            ------------  ------------  ------------  ------------  ------------
Net income (loss).........................................  $      1,551  $        293  $      1,072  $        347  $        747
                                                            ------------  ------------  ------------  ------------  ------------
Earnings per share........................................  $       0.24  $       0.04  $       0.18  $       0.06  $       0.12
Weighted average common and common share equivalents
  outstanding.............................................         6,554         6,600         6,066         5,989         6,008
                                                            ------------  ------------  ------------  ------------  ------------


                                                              MAR. 31,      DEC. 31,     SEPT. 30,
                                                                1996          1995          1995
                                                            ------------  ------------  ------------

Net revenue...............................................  $     11,165  $     11,571  $     9,819
Cost of revenue...........................................         3,758         3,568        3,799
                                                            ------------  ------------       ------
    Gross margin..........................................         7,407         8,003        6,020
Operating expenses
  Selling, general, and administrative....................         5,410         5,757        4,730
  Research and product development........................           968           762          857
  Restructuring and other unusual charges.................       --            --               506
                                                            ------------  ------------       ------
    Total operating expenses..............................         6,378         6,519        6,093
                                                            ------------  ------------       ------
Operating income (loss)...................................         1,029         1,484          (73 )
Other income (loss), net..................................            46            62           53
                                                            ------------  ------------       ------
Income (loss) before income
  taxes...................................................         1,075         1,546          (20 )
                                                            ------------  ------------       ------
Provision (benefit) for income taxes......................           430           618           (8 )
                                                            ------------  ------------       ------
Net income (loss).........................................  $        645  $        928  $       (12 )
                                                            ------------  ------------       ------
Earnings per share........................................  $       0.11  $       0.17  $      0.00
Weighted average common and common share equivalents
  outstanding.............................................         5,714         5,556        5,450
                                                            ------------  ------------       ------

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The disclosures required under this Part II, Item 7A are omitted pursuant to the General Instructions to Item 305 of Regulation S-K, because this Annual Report on Form 10-K, for the fiscal year ended June 30, 1997, does not contain financial statements for fiscal years ended after June 15, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                                PAGE
                                                                                                                -----
  Report of Independent Auditors...........................................................................          22
  Consolidated Statements of Operations--Years ended June 30, 1997, 1996, and 1995.........................          23
  Consolidated Balance Sheets--June 30, 1997 and 1996......................................................          24
  Consolidated Statements of Cash Flows--Years ended June 30, 1997, 1996, and 1995.........................          26
  Consolidated Statements of Shareholders' Equity--Years ended June 30, 1997, 1996, and 1995...............          25
  Notes to Consolidated Financial Statements--June 30, 1997................................................          27

Financial statement schedule:

  Schedule II--Valuation and Qualifying Accounts...........................................................          36

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

    In accordance with general instruction G(3), the information required by Items 10, 11, 12 and 13 is hereby incorporated herein by reference from the Company's definitive proxy statement for its annual meeting of shareholders to be held on November 4, 1997, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year covered by this report, except that certain information required by Item 10 with respect to executive officers of the Company is set forth in Part I hereof under "Item
1. Business--Executive Officers of the Registrant".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) DOCUMENTS FILED AS PART OF THIS REPORT:

        1   Financial Statements

           See Item 8.--Index to Financial Statements and Financial Statement Schedules

        2   Financial Statement Schedules

           See Item 8.--Index to Financial Statements and Financial Statement Schedules

        3   Exhibits:

           See Exhibit Index on page 37 of this Report.

    (b) REPORTS ON FORM 8-K:

        None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of September, 1997.

                                SYMIX SYSTEMS, INC.

                                By             /s/ LAWRENCE W. DELEON
                                     ------------------------------------------
                                                 Lawrence W. DeLeon
                                      VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                   AND SECRETARY

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 26th day of September, 1997.

          SIGNATURE                       TITLE
------------------------------  --------------------------

     /s/ LAWRENCE J. FOX*       Chairman of the Board,
------------------------------    Chief Executive Officer
       Lawrence J. Fox            and Director

    /s/ STEPHEN A. SASSER*      President and Chief
------------------------------    Operating Officer and
      Stephen A. Sasser           Director

    /s/ LAWRENCE W. DELEON      Vice President, Chief
------------------------------    Financial Officer and
      Lawrence W. DeLeon          Secretary

      /s/ JOHN T. TAIT*
------------------------------  Director
         John T. Tait

     /s/ DUKE W. THOMAS*
------------------------------  Director
        Duke W. Thomas

    /s/ LARRY L. LIEBERT*
------------------------------  Director
       Larry L. Liebert

   /s/ JAMES A. RUTHERFORD*
------------------------------  Director
     James A. Rutherford

  * By Power of Attorney

   /s/ LAWRENCE W. DELEON
  -------------------------
     Lawrence W. DeLeon
     (Attorney-in-Fact)

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Symix Systems, Inc.

    We have audited the accompanying consolidated balance sheets of Symix Systems, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symix Systems, Inc. and Subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
-----------------------
Ernst & Young LLP

Columbus, Ohio
July 25, 1997

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED JUNE 30,
                                                            ----------------------------------------
                                                                1997          1996          1995
                                                            ------------  ------------  ------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
License fees..............................................  $     36,477  $     24,682  $     24,677
Service, maintenance and support..........................        29,295        21,077        18,151
                                                            ------------  ------------  ------------
  Net revenue.............................................        65,772        45,759        42,828
License fees..............................................         9,721         6,840         6,845
Service, maintenance and support..........................        12,719         8,838         8,037
                                                            ------------  ------------  ------------
  Cost of revenue.........................................        22,440        15,678        14,882
                                                            ------------  ------------  ------------
  Gross margin............................................        43,332        30,081        27,946
Selling, general, and administrative......................        32,601        22,411        25,564
Research and product development..........................         5,659         3,673         3,744
Restructuring and other unusual charges--Note G...........       --                506       --
                                                            ------------  ------------  ------------
  Total operating expenses................................        38,260        26,590        29,308
                                                            ------------  ------------  ------------
  Operating income (loss).................................         5,072         3,491        (1,362)
Other income, net.........................................           107           221           314
                                                            ------------  ------------  ------------
  Income (loss) before income taxes.......................         5,179         3,712        (1,048)
Provision (benefit) for income taxes--Note F..............         1,916         1,404          (410)
                                                            ------------  ------------  ------------
  Net Income (loss).......................................  $      3,263  $      2,308  $       (638)
                                                            ------------  ------------  ------------
Earnings (loss) per share.................................  $       0.52  $       0.40  $      (0.12)
                                                            ------------  ------------  ------------
Weighted average number of common and common equivalent
  shares outstanding......................................         6,302         5,706         5,424
                                                            ------------  ------------  ------------

                See notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                                                      JUNE 30,      JUNE 30,
                                                        1997          1996
                                                    ------------  ------------
                                                          (IN THOUSANDS)
                                    ASSETS
Current assets:
  Cash and cash equivalents.......................  $      2,332  $      6,774
  Trade accounts receivable, less allowance for
    doubtful accounts of $702 in 1997 and $450 in
    1996..........................................        21,689        11,429
  Inventories.....................................           356           312
  Prepaid expenses................................         1,162           522
  Other receivables...............................           300           117
  Deferred income taxes--Note F...................           311           230
                                                    ------------  ------------
  Total current assets............................        26,150        19,384
Other assets:
  Capitalized software, net of accumulated
    amortization of $6,106 in 1997 and $4,311 in
    1996..........................................         6,551         4,660
  Deferred income taxes--Note F...................           171         1,004
  Intangibles, net................................         4,779       --
  Deposits and other assets.......................           877           472
                                                    ------------  ------------
                                                          12,378         6,136
                                                    ------------  ------------
Equipment and improvements:
  Furniture and fixtures..........................         2,436         2,294
  Computer and other equipment....................        10,423         8,078
  Leasehold improvements..........................         1,288         1,187
                                                    ------------  ------------
                                                          14,147        11,559
  Less allowance for depreciation and
    amortization..................................         8,423         6,616
                                                    ------------  ------------
                                                           5,724         4,943
                                                    ------------  ------------
  Total assets....................................  $     44,252  $     30,463
                                                    ------------  ------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses--Note H...  $      7,423  $      5,163
  Customer deposits...............................           307           242
  Deferred revenue................................         9,685         5,786
  Income tax payable..............................            63           518
  Current portion of long-term obligations--Note
    K.............................................           775       --
  Current portion of lease obligations............       --                137
                                                    ------------  ------------
  Total current liabilities.......................        18,253        11,846
Long-term obligations--Note K.....................           530       --
Deferred income taxes--Note F.....................         2,108         1,515
Shareholders' equity--Note C
  Common stock, authorized 20,000 shares; issued
    6,160 shares at June 30, 1997, and 5,826
    shares at June 30, 1996, respectively; at
    stated capital amounts of $.01 per share......            62            58
  Preferred stock, authorized 1,000 shares; none
    issued and outstanding........................       --            --
  Convertible preferred stock of subsidiary--Note
    I.............................................         1,031       --
  Capital in excess of stated value...............        13,291        10,985
  Retained earnings...............................        10,853         7,590
  Cumulative translation adjustment...............          (556)         (211)
                                                    ------------  ------------
                                                          24,681        18,422
  Less: Common stock in treasury: 304 shares in
    1997 and 1996, at cost........................         1,320         1,320
                                                    ------------  ------------
  Total shareholders' equity......................        23,361        17,102
                                                    ------------  ------------
  Total liabilities and shareholders' equity......  $     44,252  $     30,463
                                                    ------------  ------------

                See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                               CONVERTIBLE
                                                                   COMMON STOCK              PREFERRED STOCK         CAPITAL IN
                                                            --------------------------  --------------------------   EXCESS OF
                                                               SHARES        AMOUNT        SHARES        AMOUNT     STATED VALUE
                                                               ------     ------------     ------     ------------  ------------
                                                                                       (IN THOUSANDS)
Balances at June 30, 1994.................................        5,630   $        56                               $    10,384
Issuance of shares on exercise of stock options...........          120             2                                        88
Tax benefit on stock options exercised....................                                                                  142
Purchase of treasury stock................................
Equity adjustment from foreign currency translation.......
Net (loss)................................................
                                                                  -----           ---           ---   ------------  ------------
Balances at June 30, 1995.................................        5,750            58                                    10,614
Issuance of shares on exercise of stock options...........           76                                                     306
Tax benefit on stock options exercised....................                                                                   65
Equity adjustment from foreign currency translation.......
Net income................................................
                                                                  -----           ---           ---   ------------  ------------
Balances at June 30, 1996.................................        5,826            58                                    10,985
Issuance of shares on exercise of stock options...........          182             2                                       662
Tax benefit on stock options exercised....................                                                                  322
Equity adjustment from foreign currency translation.......
Issuance of convertible preferred shares of subsidiary....                                      250   $      2,062
Exercise of convertible preferred shares of subsidiary....          125             1          (125 )       (1,031)       1,030
Issuance of shares for employee stock purchase plan.......           27             1                                       142
Compensatory portion of stock options granted.............                                                                  150
Net income................................................
                                                                  -----           ---           ---   ------------  ------------
Balances at June 30, 1997.................................        6,160   $        62           125   $      1,031  $    13,291


                                                                           CUMULATIVE
                                                              RETAINED    TRANSLATION     TREASURY
                                                              EARNINGS     ADJUSTMENT      STOCK
                                                            ------------  ------------  ------------

Balances at June 30, 1994.................................  $      5,920  $      (166 ) $       (553)
Issuance of shares on exercise of stock options...........
Tax benefit on stock options exercised....................
Purchase of treasury stock................................                                      (767)
Equity adjustment from foreign currency translation.......                         40
Net (loss)................................................          (638)
                                                            ------------        -----   ------------
Balances at June 30, 1995.................................         5,282         (126 )       (1,320)
Issuance of shares on exercise of stock options...........
Tax benefit on stock options exercised....................
Equity adjustment from foreign currency translation.......                        (85 )
Net income................................................         2,308
                                                            ------------        -----   ------------
Balances at June 30, 1996.................................         7,590         (211 )       (1,320)
Issuance of shares on exercise of stock options...........
Tax benefit on stock options exercised....................
Equity adjustment from foreign currency translation.......                       (345 )
Issuance of convertible preferred shares of subsidiary....
Exercise of convertible preferred shares of subsidiary....
Issuance of shares for employee stock purchase plan.......
Compensatory portion of stock options granted.............
Net income................................................         3,263
                                                            ------------        -----   ------------
Balances at June 30, 1997.................................  $     10,853  $      (556 ) $     (1,320)

                See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                      YEAR ENDED JUNE 30,
                                                            ----------------------------------------
                                                                1997          1996          1995
                                                            ------------  ------------  ------------
                                                                         (IN THOUSANDS)
Increase (decrease) in cash
Operating Activities
Net income (loss).........................................  $      3,263  $      2,308  $       (638)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation, amortization and write down of
      intangible assets...................................         4,593         3,064         2,755
    Provision for losses (recoveries) on accounts
      receivable..........................................           261          (100)           50
    Provision for deferred income taxes...................         1,417           433          (390)
    Changes in operating assets and liabilities:
      Trade accounts receivable...........................        (9,151)         (467)       (1,986)
      Prepaid expenses and other receivables..............          (474)         (190)           97
      Inventories.........................................           (45)          (40)           40
      Deposits and other assets...........................          (611)           80          (112)
      Accounts payable and accrued expenses...............           157         1,255           865
      Customer deposits...................................            57          (428)           70
      Deferred revenues...................................         3,216           215         1,810
      Income taxes payable/refundable.....................          (165)          755           406
                                                            ------------  ------------  ------------
        Net cash provided by operating activities.........         2,518         6,885         2,967
                                                            ------------  ------------  ------------
Investing Activities
Net purchases of equipment and improvements...............        (2,649)       (1,463)       (2,519)
Additions to purchased and capitalized software...........        (3,637)       (3,290)       (1,573)
Purchase of subsidiaries, net of cash acquired............        (1,191)      --            --
                                                            ------------  ------------  ------------
        Net cash used by investing activities.............        (7,477)       (4,753)       (4,092)
                                                            ------------  ------------  ------------
Financing Activities
Proceeds from issuance of shares on exercise of stock
  options.................................................           806           371            89
Principal payments on long-term obligations...............          (151)         (197)         (224)
Purchases of treasury stock...............................       --            --               (767)
                                                            ------------  ------------  ------------
        Net cash provided by (used by) financing
          activities......................................           655           174          (902)
                                                            ------------  ------------  ------------
Effect of exchange rate changes on cash...................          (138)          (30)           (5)
Net increase (decrease) in cash...........................        (4,442)        2,276        (2,032)
Cash and cash equivalents at beginning of period..........         6,774         4,498         6,530
                                                            ------------  ------------  ------------
        Cash and cash equivalents at end of period........  $      2,332  $      6,774  $      4,498
                                                            ------------  ------------  ------------
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
    Interest..............................................  $          8  $         49  $         49
    Income taxes (net of refunds).........................           639           189          (499)
                                                            ------------  ------------  ------------

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation: The accompanying financial statements include the accounts of Symix Systems, Inc., and its wholly owned subsidiaries and its proportionate share of a joint venture, after elimination of intercompany accounts and transactions.

    Organization: Symix Systems, Inc. designs, develops, markets and supports a fully integrated manufacturing, planning and financial software system. The software was developed for make-to-order and mixed-mode production manufacturers. Among the key industries which use the Symix applications are industrial equipment, fabricated metals, electronics, furniture/fixtures and container packaging.

    Founded in 1979, Symix is headquartered in Columbus, Ohio, employing more than 485 people, with direct sales and support offices in the Americas, Europe, and Asia Pacific.

    Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Revenue Recognition: Revenue for all periods presented are accounted for in accordance with AICPA Statement of Position 91-1, "Software Revenue Recognition." Revenue is derived principally from the sale of internally produced software products and short-term maintenance and support agreements from software sales. Revenue from software license fees is generally recognized upon shipment of product to the customer. Revenue from maintenance and support agreements is billed periodically, deferred, and recognized ratably over the life of the agreements. Revenue from consulting, education, and other services is recognized as the services are provided.

    The Company establishes allowances to provide for uncollectible trade receivables and anticipated adjustments to amounts previously billed.

    Capitalized Software: Capitalized software is stated at the lower of cost or net realizable value. The Company capitalizes the cost of purchased software and the qualifying internal cost of developing its software products in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalized software costs are amortized by the straight-line method using estimated useful lives of three years. Amortization expense was $1,795,000, $1,161,000 and $874,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

    Inventories: Inventories consist primarily of software-related products that are held for resale. The Company values inventory at the lower of cost or market. Cost is determined using the specific identification method.

    Equipment and Improvements: Equipment and improvements are stated on the basis of cost. Provisions for depreciation and amortization are computed by the straight-line method over the estimated lives of the related assets. Depreciation expense was $1,952,000, $1,895,000 and $1,600,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

    Foreign Operations: The Company's international operations constitute 25% and 13% of consolidated net revenue, and 26% (Europe 13% and Asia Pacific 13%), and 14% of consolidated identifiable assets as of and for the years ended June 30, 1997 and 1996, respectively.

    Foreign Currency Translation: Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end rates of exchange. Revenues and expenses are translated at the average exchange rates for the periods and capital accounts have been translated using historic rates. The resulting translation adjustments are recorded as an adjustment to shareholders' equity.

    Income Taxes: The Company accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

    Earnings Per Share: Earnings per share is computed using the weighted average number of common shares outstanding during each period plus dilutive common stock equivalents (stock options) using the treasury stock method. Fully diluted earnings per share have not been presented as the differences are insignificant. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 is effective for periods ending after December 15, 1997. Until that time, the Company is required to continue calculating earnings per share (EPS) in accordance with Accounting Principles Board Opinion No. 15. Note J to the Consolidated Financial Statements is provided for informational purposes and displays the Company's earnings per share data as calculated under the provisions of SFAS 128.

    Stock-based Compensation: The Company accounts for stock compensation arrangements in accordance with APB opinion No. 25, "Accounting for Stock Issued to Employees." The pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) is disclosed in "Note C--Common Stock and Stock Options".

    Preferred Stock: The Company's Articles of Incorporation authorize 1,000,000 shares of preferred stock at no par value. The Board of Directors will determine the rights and preferences of these shares. Presently, no preferred shares are issued and outstanding.

    Cash and Cash Equivalents: The Company considers all demand deposits and highly liquid investments with a maturity of three months or less as cash equivalents.

    Reclassification: Certain reclassifications have been made to conform to the 1997 presentation.

    Intangible Assets: Intangible assets consist principally of goodwill and other intangible assets resulting from acquisitions accounted for using the purchase method of accounting. The intangible assets are amortized using the straight-line method over five years. The accumulated amortization of intangible assets relating to acquired businesses was $608,000 at June 30, 1997.

NOTE B--LEASES

    The Company has entered into certain operating lease agreements for the rental of office facilities and computer equipment. The facility leases provide for annual rentals which are subject to escalation for increased operating costs.

    Amounts expensed under all operating lease agreements were: $2,702,000, $1,884,000 and $1,735,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

    The following is a schedule of future minimum lease payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1997:

                                                                   OPERATING
FISCAL YEARS                                                        LEASES
---------------------------------------------------------------  -------------
                                                                      (IN
                                                                  THOUSANDS)
1998...........................................................    $   1,902
1999...........................................................        1,740
2000...........................................................        1,470
2001...........................................................        1,245
2002...........................................................       --
                                                                      ------
Total minimum payments.........................................    $   6,357
                                                                      ------
                                                                      ------

NOTE C--COMMON STOCK AND STOCK OPTIONS

    On July 8, 1996, shareholder approval was obtained to amend the Company's Amended Articles of Incorporation to increase its authorized shares from 6,000,000 to 21,000,000, of which 20,000,000 are common shares and 1,000,000 are preferred shares.

    On August 27, 1996 the Board of Directors approved a 2-for-1 share split, effected in the form of a share distribution of one share for each share outstanding, effective on a September 10, 1996 record date. All share data and references to Symix common stock have been retroactively restated to reflect the increased number of Symix common shares outstanding.

    The Company has a non-qualified stock option plan ("the Plan") that provides for the granting of options to officers and other key employees for shares of common stock at purchase prices of not less than the fair market value on the date of the grant as determined by the Board of Directors. The maximum number of common shares which may be optioned under the Plan was 2,653,070 as of June 30, 1997. Options under the Plan generally vest over periods of up to four years and must be exercised within ten years of the date of grant.

    The Company also has a non-qualified stock option plan for Key Executives ("Key Executives Plan"). A total of 400,000 shares of common stock are designated for issuance under the Key Executives Plan. The Compensation Committee of the Board of Directors is authorized to set the price and terms and conditions of the options granted under the Key Executives Plan. Options under the Key Executives Plan must be exercised within ten years of the date of the grant.

    The Company also has a Stock Option Plan for Outside Directors ("Outside Directors Plan"). The Outside Directors Plan provides for the issuance of options for 20,000 shares of stock to each Outside Director upon his/her election to the Board of Directors. A total of 200,000 shares of common stock may be issued under the Outside Directors Plan. Options under the Outside Directors Plan vest immediately and must be exercised within ten years of the date of grant.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: risk-free interest rate of 6.50%;

no dividend yield; volatility factor of the Company's common stock of 0.4; and a weighted-average expected life of each option of 6 years.

    If the Company had elected to recognize compensation cost based on the fair value of options at the grant date as prescribed by SFAS No. 123, the following displays what reported net income and per share amounts would have been:

                                                                   PRO FORMA
                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                                1997       1996
                                                              ---------  ---------
                                                                 (IN THOUSANDS,
                                                                EXCEPT PER SHARE
                                                                     DATA)
Net income..................................................  $   2,848  $   2,035
Net income per share........................................  $    0.45  $    0.36

    The pro forma financial effects of applying SFAS No. 123 may not be representative of the pro forma effects on reported results of operations for future years.

    Information with respect to options granted under the three Plans is as follows:

                                                                                     WEIGHTED-
                                                                                      AVERAGE
                                                                        NUMBER OF    PRICE PER
                                                                          SHARES       SHARE
                                                                        ----------  -----------
Outstanding at June 30, 1994..........................................     805,936   $    4.95
Granted...............................................................     262,000        4.95
Cancelled.............................................................    (189,104)       4.99
Exercised.............................................................    (119,844)       4.98
                                                                        ----------    -----
Outstanding at June 30, 1995..........................................     758,988        4.92
Granted...............................................................     813,000        4.82
Cancelled.............................................................    (176,438)       4.79
Exercised.............................................................     (77,648)       6.18
                                                                        ----------    -----
Outstanding at June 30, 1996..........................................   1,317,902        4.72
Granted...............................................................     361,750        7.89
Cancelled.............................................................     (20,000)       5.42
Exercised.............................................................    (181,902)       3.44
                                                                        ----------    -----
Outstanding at June 30, 1997..........................................   1,477,750   $    5.61

    The weighted-average fair value of options granted during the year ended June 30, 1997 and 1996 was $2.78 and $2.37, respectively. The weighted-average remaining contractual life of those options is 8 years. At June 30, 1997, options for 476,000 shares were exercisable, and 662,246 shares remained available for grant.

NOTE D--EMPLOYEE BENEFIT PLANS

    The Company has a 401(k) plan that covers substantially all employees over 21 years of age. The Company contributes to the plan based upon employee contributions and may make additional contributions at the discretion of the Board of Directors. The Company made contributions to this plan of approximately $287,000, $196,000 and $188,000 for the years ended June 30, 1997, 1996 and
1995, respectively.

    The Company has an employee stock purchase plan that is in accordance with
Section 423 of the Internal Revenue Code whereby participants are eligible to purchase common shares of the Company during the plan year. The purchase price for a common share is determined by the Compensation Committee prior to the effective date. The price may not be less than 90% of the closing price per share of the Company's common shares on the NASDAQ National Market System, or any national stock exchange, on either the effective date or the option date, whichever is the lesser. Substantially, all employees are eligible to participate.

NOTE E--LINE OF CREDIT

    In May, 1996 the Company negotiated with a bank a $6.0 million unsecured revolving line of credit that expires in fiscal year 1999, convertible to a five year term loan at any time on or before October 31, 1999. As of June 30, 1997, there were no borrowings on the line of credit.

NOTE F--INCOME TAXES

    SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

    For the years ended June 30, 1997, 1996 and 1995, domestic operations contributed approximately $525,000, $4.0 million and $184,000 to pre-tax earnings, respectively, while foreign affiliates generated income (losses) of $4.6 million, ($348,000), and ($1.2 million) for the same periods.

    Income taxes are summarized as follows:

                                                             YEAR ENDED JUNE 30,
                                                       -------------------------------
                                                         1997       1996       1995
                                                       ---------  ---------  ---------
                                                               (IN THOUSANDS)
Current:
  Federal............................................  $    (336) $     772  $    (136)
  State and local....................................        (80)       149          4
  Foreign............................................      1,919        242         73
                                                       ---------  ---------  ---------
                                                           1,503      1,163        (59)

Deferred:
  Federal............................................        444        473        127
  State and local....................................         68         73         14
  Foreign............................................        (99)      (305)      (492)
                                                       ---------  ---------  ---------
                                                             413        241       (351)
                                                       ---------  ---------  ---------
                                                       $   1,916  $   1,404  $    (410)
                                                       ---------  ---------  ---------

    During the years ended June 30, 1997, 1996 and 1995 the Company recorded a tax benefit of approximately $322,000, $65,000 and $142,000, respectively, in connection with the exercise of stock options. The benefit, which was due to the difference in the fair market value and the exercise price of the options at the date of exercise, was recorded as an increase in capital in excess of stated value.

    The sources of significant timing differences which give rise to deferred taxes are as follows:

                                                               YEAR ENDED JUNE 30,
                                                         -------------------------------
                                                           1997       1996       1995
                                                         ---------  ---------  ---------
                                                                 (IN THOUSANDS)
Depreciation/amortization..............................  $     539  $     338  $     105
Allowance for doubtful accounts........................        (21)        39        (20)
Adjustments for accruals...............................        (21)        74        (29)
Leases.................................................         54         77         88
Losses related to investment in foreign affiliates.....        (99)      (305)      (492)
Other, net.............................................        (39)        18         (3)
                                                         ---------  ---------  ---------
                                                         $     413  $     241  $    (351)
                                                         ---------  ---------  ---------

    Significant components of the Company's deferred tax assets and liabilities as of June 30, 1997 and 1996 are as follows:

                                                                    JUNE 30,
                                                              --------------------
                                                                1997       1996
                                                              ---------  ---------
                                                                 (IN THOUSANDS)
Current deferred tax assets:
  Allowance for doubtful accounts...........................  $     198  $     177
  Customer deposits.........................................     --              3
  Accrued liabilities.......................................        113         50
                                                              ---------  ---------
  Total current deferred tax assets.........................  $     311  $     230
                                                              ---------  ---------
Long-term deferred tax assets:
  Foreign losses............................................  $     171  $   1,004
                                                              ---------  ---------
  Total long-term deferred tax assets.......................  $     171  $   1,004
                                                              ---------  ---------
Long-term deferred tax liabilities:
  Capitalized software......................................  $   1,935  $   1,347
  Capitalized leases........................................        425        371
                                                              ---------  ---------
  Total long-term deferred tax liabilities..................      2,360      1,718
Long-term deferred tax assets:
  Book over tax depreciation................................        252        201
  Accrued liabilities.......................................     --              2
                                                              ---------  ---------
  Total long-term deferred tax assets.......................        252        203
                                                              ---------  ---------
    Net long-term deferred tax liabilities..................  $   2,108  $   1,515
                                                              ---------  ---------

    The long-term deferred tax assets pertaining to foreign losses are net operating loss carryforwards for certain foreign subsidiaries which the Company believes will be utilized in future tax periods.

    The Company's effective tax rate differs from the statutory U.S. federal income tax rate as follows:

                                                                                    YEAR ENDED JUNE 30,
                                                                           -------------------------------------
                                                                              1997         1996         1995
                                                                              -----        -----        -----
Federal income tax statutory rate........................................          34%          34%         (34)%
State and local income taxes net of federal tax benefit..................           0            4            1
Foreign operations taxed at rates different from U.S. federal statutory
  rate...................................................................           5            1           (4)
Other....................................................................          (2)          (1)          (2)
                                                                                   --           --           --
                                                                                   37%          38%         (39)%

NOTE G--RESTRUCTURING AND OTHER UNUSUAL CHARGES

    During the first quarter of fiscal 1996, the Company incurred restructuring and other non-recurring charges of $506,000 consisting primarily of severance payments related to operational changes and costs associated with reorganizing the European sales channel.

NOTE H--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses are summarized as follows:

                                                                    JUNE 30,
                                                              --------------------
                                                                1997       1996
                                                              ---------  ---------
                                                                 (IN THOUSANDS)
Accounts payable............................................  $   2,437  $   2,065
Accrued commissions & bonus.................................      1,416      1,455
Third party payables........................................      1,395        525
Other.......................................................      2,175      1,118
                                                              ---------  ---------
                                                              $   7,423  $   5,163
                                                              ---------  ---------

NOTE I--ACQUISITIONS

    On July 1, 1996 the Company acquired the net assets of Synchrony Manufacturing Systems, Pty. Limited (Synchrony), its former distributor in Australia, for approximately $220,000 which is payable in twenty-four equal installments over two years. The acquisition was accounted for using purchase accounting with results included since the date of acquisition. Acquisition costs exceeded the fair value of the net assets acquired by approximately $451,000 which is being amortized over five years.

    On August 8, 1996 the Company acquired all of the outstanding stock of RDD, the parent company of GSI Industrie ("GSI"), a French manufacturing software specialist, from its shareholders for approximately $1.8 million, of which $944,000 was paid in cash at closing. The remaining balance is payable in three equal annual installments beginning August 1997. In addition, if GSI's cumulative financial results for the first three years are profitable, a payment is to be made equal to a percentage of cumulative software sales, not to exceed approximately $1.4 million. The contingent payment is due October 15, 1999 and will be recorded at the end of the third fiscal year once it has been determined that the conditions have been met. The acquisition was accounted for using purchase accounting with results included since the date of acquisition. Acquisition costs exceeded the fair value of the net assets acquired by approximately $1.9 million which is being amortized over five years.

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

NOTE J--EARNINGS (LOSS) PER SHARE

    The following is provided for informational purposes and displays the Company's earnings per share data as calculated under the provisions of the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share":

                                                                            YEAR ENDED JUNE 30,
                                                                      -------------------------------
                                                                        1997       1996       1995
                                                                      ---------  ---------  ---------
Basic earnings (loss) per share.....................................  $    0.56  $    0.42  $   (0.12)
Diluted earnings (loss) per share...................................  $    0.52  $    0.40  $   (0.12)

NOTE K--LONG-TERM OBLIGATIONS

    Long-term obligations consist of the following:

                                                                       JUNE 30,
                                                                ----------------------
                                                                  1997        1996
                                                                ---------     -----
                                                                    (IN THOUSANDS)
GSI acquisition note payable..................................  $     835      --
Synchrony acquisition note payable............................        113      --
Redeemable Class B Preference shares..........................        357      --
                                                                ---------         ---
                                                                    1,530      --
Less current portion..........................................        775      --
                                                                ---------         ---
Long-term obligations.........................................  $     530      --
                                                                ---------         ---

    The GSI and VAS acquisition note and redemption of preferred shares are secured by letters of credit.

    The long-term obligations represent two equal payments related to the GSI acquisition which are due on August 8, 1998 and 1999.

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                      SYMIX SYSTEMS, INC. AND SUBSIDIARIES

                                                                                    COL. C
                                                                          --------------------------
                                                                                  ADDITIONS
                                                               COL. B     --------------------------                   COL. E
                                                            ------------                 CHARGED TO      COL. D     ------------
COL. A                                                       BALANCE AT    CHARGED TO      OTHER      ------------   BALANCE AT
----------------------------------------------------------  BEGINNING OF   COSTS AND     ACCOUNTS--   DEDUCTIONS--     END OF
DESCRIPTION                                                    PERIOD       EXPENSES      DESCRIBE    DESCRIBE(1)      PERIOD
----------------------------------------------------------  ------------  ------------  ------------  ------------  ------------
Year ended June 30, 1997
Deducted from asset accounts:
  Allowance for doubtful accounts.........................  $   450,400   $   560,500   $        0    $   308,900   $   702,000
                                                                                                --
                                                            ------------  ------------                ------------  ------------
Year ended June 30, 1996
Deducted from asset accounts:
  Allowance for doubtful accounts.........................  $   550,000   $   475,000   $        0    $   574,600   $   450,400
                                                                                                --
                                                            ------------  ------------                ------------  ------------
Year ended June 30, 1995
Deducted from asset accounts:
  Allowance for doubtful accounts.........................  $   500,000   $   437,000   $        0    $   387,000   $   550,000
                                                                                                --
                                                            ------------  ------------                ------------  ------------
Year ended June 30, 1994
Deducted from asset accounts:
  Allowance for doubtful accounts.........................  $   622,500   $    78,000   $        0    $   200,500   $   500,000
                                                                                                --
                                                            ------------  ------------                ------------  ------------

------------------------

(1) Uncollectible Accounts written off and credits issued.

                               INDEX TO EXHIBITS

  EXHIBIT NO.     DESCRIPTION                                                              PAGE
----------------  -------------------------------------------------  -------------------------------------------------
         3(a)(1)  Amended Articles of Incorporation of Symix
                    Systems, Inc. (as filed with the Ohio Secretary
                    of State on February 8, 1991)..................  Pages 46 through 49

         3(a)(2)  Certificate of Amendment to the Amended Articles
                    of Incorporation of Symix Systems, Inc. (as
                    filed with the Ohio Secretary of State on July
                    16, 1996)......................................  Page 50

         3(a)(3)  Amended Articles of Incorporation of Symix
                    Systems, Inc. (reflecting amendments through
                    July 16, 1996, for purposes of SEC reporting
                    compliance only)...............................  Pages 51 through 53

         3(b)     Amended Regulations of Symix Systems, Inc........  Incorporated herein by reference to Exhibit 3(b)
                                                                       to the Registration Statement on Form S-1 of
                                                                       Registrant, filed February 12, 1991
                                                                       (Registration No. 33-38878)

         4(a)(1)  Amended Articles of Incorporation of Symix
                    Systems, Inc. (as filed with the Ohio Secretary
                    of State on February 8, 1991)..................  Incorporated herein by reference to Exhibit
                                                                       3(a)(1) of this Annual Report on Form 10-K for
                                                                       the fiscal year ended June 30, 1997

         4(a)(2)  Certificate of Amendment to the Amended Articles
                    of Incorporation of Symix Systems, Inc. (as
                    filed with the Ohio Secretary of State on July
                    16, 1996)......................................  Incorporated herein by reference to Exhibit
                                                                       3(a)(2) of this Annual Report on Form 10-K for
                                                                       the fiscal year ended June 30, 1997

  EXHIBIT NO.     DESCRIPTION                                                              PAGE
----------------  -------------------------------------------------  -------------------------------------------------
         4(a)(3)  Amended Articles of Incorporation of Symix
                    Systems, Inc. (reflecting amendments through
                    July 16, 1996, for purposes of SEC reporting
                    compliance only)...............................  Incorporated herein by reference to Exhibit
                                                                       3(a)(3) of this Annual Report on Form 10-K for
                                                                       the fiscal year ended June 30, 1997

         4(b)     Amended Regulations of Symix Systems, Inc........  Incorporated herein by reference to Exhibit 3(b)
                                                                       to the Registration Statement on Form S-1 of
                                                                       Registrant, filed February 12, 1991
                                                                       (Registration No. 33-38878)

         4(c)     Share Exchange Agreement dated January 9, 1997...  Incorporated herein by reference to Exhibit 99 to
                                                                       Registrant's Current Report on Form 8-K dated
                                                                       January 9, 1997

        10(d)     Third Lease Amendment for office located at 2800
                    Corporate Exchange Drive, Columbus, Ohio.......  Incorporated herein by reference to Exhibit 10(c)
                                                                       to Registrant's Annual Report on Form 10-K for
                                                                       the fiscal year ended June 30, 1994

        10(e)     Lease Agreement between Symix Computer Systems,
                    Inc. and Society Equipment Leasing Company.....  Incorporated herein by reference to Exhibit 19 to
                                                                       Registrant's Quarterly Report on Form 10-Q for
                                                                       the period ended September 30, 1991

        10(f)     Progress Software Application Partner Agreement
                    dated February 8, 1995.........................  Incorporated herein by reference to Exhibit 10(e)
                                                                       to Registrant's Quarterly Report on Form 10-Q
                                                                       for fiscal quarter ended March 31, 1995

  EXHIBIT NO.     DESCRIPTION                                                              PAGE
----------------  -------------------------------------------------  -------------------------------------------------
        10(g)     Agreement between Hewlett-Packard and Symix
                    Computer Systems, Inc..........................  Incorporated herein by reference to Exhibit 10(g)
                                                                       to Registrant's Amendment to Registrant's
                                                                       Annual Report on Form 10-K for fiscal year
                                                                       ended June 30, 1993

        10(h)*    Summary of Bonus Plan............................  Page 54

        10(i)*    Symix Systems, Inc. Stock Option Plan for Outside
                    Directors......................................  Incorporated herein by reference to Exhibit 10(i)
                                                                       of Registrant's Annual Report on Form 10-K for
                                                                       fiscal year ended June 30, 1993

        10(j)*    Symix Systems, Inc. Non-Qualified Stock Option
                    Plan for Key Executives........................  Incorporated herein by reference to Exhibit 10(a)
                                                                       to Registrant's Quarterly Report on Form 10-Q
                                                                       for fiscal quarter ended March 31, 1996

        21        Subsidiaries of the Registrant...................  Pages 55 through 56

        23        Consent of Independent Auditors..................  Page 57

        24        Powers of Attorney...............................  Pages 58 through 64

        27        Financial Data Schedule..........................  Page 65

------------------------

*Indicates management contracts or compensatory plans or arrangements that are required to be filed as an exhibit to this Annual Report on Form 10-K for the fiscal year ended June 30, 1997.