Form 10-K/A
period 1997-06-30
SYMIX SYSTEMS INC
filed 1997-10-07
CIK 872443

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-K/A

                                  (AMENDMENT NO. 1)

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997.

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________________.

                           Commission File Number:  0-19024
                                                    -------

                                 Symix Systems, Inc.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

             OHIO                                       31-1083175
-----------------------------------       -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

     2800 Corporate Exchange Drive
     Columbus, Ohio                                             43231
----------------------------------------              -------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (614) 523-7000
                                                            --------------

Securities registered pursuant to section 12(b) of the Act:

                                         NONE
                                         ----

Securities registered pursuant to Section 12(g) of the Act:

                              Common Shares No-Par Value
                              --------------------------
                                    Title of Class

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X   No
                                       ----    ----

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

                                       PART II

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

REVENUE MIX
Year ended June 30,
(IN THOUSANDS, EXCEPT PERCENTAGES)
                             1997                1996                1995
                     ---------------------------------------------------------
Software              $36,477      55%    $24,682      54%    $24,677     58%
Service and support    29,295      45%     21,077      46%     18,151     42%
--------------------------------------------------------------------------------
Total                 $65,772     100%    $45,759     100%    $42,828    100%
--------------------------------------------------------------------------------

Software license fees and related revenue increased 48% in fiscal 1997 compared to flat revenue growth in fiscal 1996 and fiscal 1995. The increase in software revenue in fiscal 1997 was primarily the result of (1) an expanding international distribution channel and (2) revenue from the Company's new client server ERP software product, Symix SyteLine-TM-, available for sale for a full year for the first time in fiscal 1997. During the past 15 months, the Company converted distributors in Australia, New Zealand and the Netherlands to subsidiary operations and acquired a French sales and distribution operation. Revenue from foreign operations accounted for approximately 25% of total revenue in fiscal 1997, compared to 18% in fiscal 1996 and 11% in fiscal 1995. The significant increase in revenue from foreign operations resulted primarily from the conversion of distributor operations and acquisitions completed during fiscal 1997.

Symix SyteLine-TM- was released in March, 1996 and represents a large majority of new product sales to customers. In addition to Symix SyteLine-TM-, the Company released and sold complementary products during the second half of the most recent fiscal year that provided expanded features and functionality and enhanced sales of Symix SyteLine-TM-. The Company also purchased a Canadian company in January, 1997 that develops and distributes an application software product, FieldPro-TM-, which provides field service and warranty tracking capabilities for manufacturers and service organizations of computer and office equipment distributors. FieldPro-TM- is being marketed and distributed as a stand alone product under a newly established business operating unit, Symix CIT Division. FieldPro-TM-contributed more than $1.0 million in revenue during the second half of fiscal 1997.

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





QUARTERLY RESULTS
Three months ended
(IN THOUSANDS, EXCEPT
PER SHARE DATA)
                              June 30,   Mar. 31,   Dec. 31,    Sept. 30,    June 30,    Mar. 31,   Dec. 31,   Sept. 30,
                               1997        1997       1996        1996         1996       1996        1995       1995
                             -----------------------------------------------------------------------------------------
Net revenue                  $21,187     $15,358    $16,537     $12,690      $13,204    $11,165     $11,571   $ 9,819
Cost of revenue                7,097       5,405      5,395       4,543        4,553      3,758       3,568     3,799
----------------------------------------------------------------------------------------------------------------------

  Gross margin                14,090       9,953     11,142       8,147        8,651      7,407       8,003     6,020

Operating expenses
 Selling, general, and
  administrative               9,953       7,994      8,099       6,555        6,514      5,410       5,757     4,730
 Research and product
  development                  1,705       1,501      1,353       1,100        1,086        968         762       857
 Restructuring and other
  unusual charges                 --          --         --          --           --         --          --       506
----------------------------------------------------------------------------------------------------------------------
  Total operating expenses    11,658       9,495      9,452       7,655        7,600      6,378       6,519     6,093
----------------------------------------------------------------------------------------------------------------------
Operating income (loss)        2,432         458      1,690         492        1,051      1,029       1,484       (73)
Other income (loss), net         (16)         18         33          72           60         46          62        53
----------------------------------------------------------------------------------------------------------------------
Income (loss) before
 income taxes                  2,416         476      1,723         564        1,111      1,075       1,546       (20)
----------------------------------------------------------------------------------------------------------------------
Provision (benefit) for
 income taxes                    865         183        651         217          364        430         618        (8)
----------------------------------------------------------------------------------------------------------------------
Net income (loss)            $ 1,551     $   293    $ 1,072     $   347      $   747    $   645     $   928   $   (12)
----------------------------------------------------------------------------------------------------------------------
Earnings per share           $  0.24     $  0.04    $  0.18     $  0.06      $  0.12    $  0.11     $  0.17   $  0.00
Weighted average common
 and common share
 equivalents outstanding       6,554       6,600      6,066       5,989        6,008      5,714       5,556     5,450
----------------------------------------------------------------------------------------------------------------------



                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of October, 1997.

                                       SYMIX SYSTEMS, INC.

                                       By: /s/ Lawrence W. DeLeon
                                           -----------------------------------
                                           Lawrence W. DeLeon
                                           Vice President, Chief Financial
                                           Officer and Secretary