Form 10-Q
period 1997-09-30
SYMIX SYSTEMS INC
filed 1997-11-14
CIK 872443

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

(MARK ONE)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                         OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________
Commission File Number 0-19024

                                  Symix Systems, Inc.
                 --------------------------------------------
            (Exact name of registrant as specified in its charter)

          Ohio                                          31-1083175
          ----                                          ----------
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)


                            2800 Corporate Exchange Drive
                                Columbus, Ohio 43231
                                --------------------
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (614) 523-7000
                                    --------------
                 (Registrant's telephone number, including area code)

                                         N/A
                                         ---
       (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X           NO
    ------            ------

    The number of common shares, without par value, of the registrant outstanding as of November 10, 1997 was 5,857,556.

                              Exhibit Index on Page 16

              PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                        INDEX


Consolidated Balance Sheets
    September 30, 1997 (unaudited)
    June 30, 1997                                                     Page 3

Consolidated Statements of Operations (unaudited)
    Three Months Ended September 30, 1997 and 1996                    Page 5

Consolidated Statements of Cash Flows (unaudited)
    Three Months Ended September 30, 1997 and 1996                    Page 6

Notes to Consolidated Financial Statements (unaudited)                Page 8

                         SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)


                                                        September 30,   June 30,
                                                            1997          1997
                                                        -------------   --------
                                                         (unaudited)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                $ 1,838      $ 2,332
  Trade accounts receivable, less allowance
     for doubtful accounts of $807 at
     September 30, 1997 and $702 at June 30, 1997           21,824       21,689
  Inventories                                                  384          356
  Prepaid expenses                                           1,325        1,162
  Other receivables                                            369          300
  Deferred income taxes                                        471          311
                                                           -------      -------
     TOTAL CURRENT ASSETS                                   26,211       26,150

OTHER ASSETS
  Purchased and developed software, net of
     accumulated amortization of $6,594 at
     September 30, 1997 and $6,106 at June 30, 1997          7,329        6,551
  Deferred income taxes                                        147          171
  Intangibles, net                                           4,489        4,779
  Deposits and other assets                                    909          877
                                                           -------      -------
                                                            12,874       12,378
EQUIPMENT AND IMPROVEMENTS
  Furniture and fixtures                                     2,495        2,436
  Computer and other equipment                              10,915       10,423
  Leasehold improvements                                     1,191        1,288
                                                           -------      -------
                                                            14,601       14,147

Less allowance for depreciation and amortization             8,878        8,423
                                                           -------      -------
                                                             5,723        5,724
                                                           -------      -------

     TOTAL ASSETS                                          $44,808      $44,252
                                                           -------      -------
                                                           -------      -------
See notes to consolidated financial statements

                         SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (Continued)
                                    (In thousands)


                                                        September 30,   June 30,
                                                            1997          1997
                                                        -------------   --------
                                                        (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                    $ 5,634      $ 7,423
  Customer deposits                                            129          307
  Deferred revenue                                           9,813        9,685
  Income taxes payable                                          46           63
  Current portion of long term obligations                     702          775
                                                           -------      -------
     TOTAL CURRENT LIABILITIES                              16,324       18,253

LONG-TERM OBLIGATIONS                                          305          530

BANK CREDIT AGREEMENT                                        2,066           --

DEFERRED INCOME TAXES                                        2,541        2,108

SHAREHOLDERS' EQUITY
   Common stock, authorized 20,000 shares; issued
     6,162 shares at September 30, 1997, and
     6,160 at June 30, 1997; at stated capital
     amounts of $.01 per share                                  62           62
  Convertible preferred stock of subsidiary                  1,031        1,031
  Capital in excess of stated value                         13,299       13,291
  Retained earnings                                         11,385       10,853
  Cumulative translation adjustment                           (885)        (556)
                                                           -------      -------
                                                            24,892       24,681

  Less:  Cost of common shares in treasury,
     304 shares at September 30, 1997
     and June 30, 1997, at cost                             (1,320)      (1,320)
                                                           -------      -------
     TOTAL SHAREHOLDERS' EQUITY                             23,572       23,361
                                                           -------      -------
     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY
                                                           $44,808      $44,252
                                                           -------      -------
                                                           -------      -------


See notes to consolidated financial statements

                         SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)

                                     (unaudited)



                                                          Three Months Ended
                                                             September 30,
                                                         --------------------
                                                           1997         1996
                                                         -------      -------

License fees                                             $ 9,549      $ 5,884
Service and support                                        8,016        6,806
                                                         -------      -------
    Net revenue                                           17,565       12,690

License fees                                               2,712        1,952
Service and support                                        4,179        3,186
                                                         -------      -------
    Cost of revenue                                        6,891        5,138
                                                         -------      -------
    Gross Margin                                          10,674        7,552
                                                         -------      -------
Selling, general and administrative                        7,741        5,960
Research and development                                   2,034        1,100
                                                         -------      -------
    Total operating expenses                               9,775        7,060
                                                         -------      -------

    Operating income                                         899          492

Interest and other income (expense), net                     (50)          72
                                                         -------      -------
Income before income taxes                                   849          564

Provision for income taxes                                   317          217
                                                         -------      -------

    Net income                                           $   532      $   347
                                                         -------      -------
                                                         -------      -------
    Earnings per share                                   $  0.08      $  0.06
                                                         -------      -------
                                                         -------      -------
    Weighted average number of common and common
    equivalent shares outstanding                          6,926        5,989
                                                         -------      -------
                                                         -------      -------


See notes to consolidated financial statements

                         SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                       -------------------
                                                       1997           1996
                                                       ----           ----
                                                   Increase (decrease) in cash
OPERATING ACTIVITIES
  Net income                                         $  532         $  347
  Adjustments to reconcile net income to net
        cash provided by operating activities:
     Depreciation and amortization                    1,349            973
     Provision for losses on accounts receivable        105            (50)
     Provision for deferred income taxes                294             10

  Changes in operating assets and liabilities:
     Trade accounts receivable                         (513)           301
     Prepaid expenses and other receivables            (238)          (278)
     Inventory                                          (28)           (30)
     Deposits                                           (51)          (472)
     Accounts payable and accrued expenses           (1,659)        (1,293)
     Customer deposits                                 (341)           (16)
     Deferred revenue                                   201          1,123
     Income taxes payable/refundable                     (5)          (389)
                                                     ------         ------
     NET CASH (USED) PROVIDED BY
     OPERATING ACTIVITIES                              (354)           226


See notes to consolidated financial statements

                         SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                    (In thousands)
                                     (unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                         --------------------
                                                           1997         1996
                                                           ----         ----
                                                     Increase (decrease) in cash
INVESTING ACTIVITIES
  Purchase of equipment and improvements                 $  (628)     $  (987)
  Additions to purchased and developed software           (1,284)        (719)
  Purchase of subsidiaries, net of cash acquired              --       (1,028)
                                                         -------      -------
     NET CASH USED BY
     INVESTING ACTIVITIES                                 (1,912)      (2,734)

FINANCING ACTIVITIES
  Proceeds from issuance of common
     stock and exercise of stock options                       6           58
  Additions to long-term obligations, net of payments      1,767          446
                                                         -------      -------
     NET CASH PROVIDED
     BY FINANCING ACTIVITIES                               1,773          504

     Effect of exchange rate changes on cash                  (1)         (53)
                                                         -------      -------
     Net change in cash                                     (494)      (2,057)

  Cash at beginning of period                              2,332        6,774
                                                         -------      -------
     CASH AT END OF PERIOD                               $ 1,838      $ 4,717
                                                         -------      -------
                                                         -------      -------

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

    The notes to the consolidated financial statements contained in the Symix Systems, Inc. and Subsidiaries' (the "Company") June 30, 1997 Annual Report to Shareholders should be read in conjunction with these financial statements. Certain reclassifications have been made to conform prior quarter amounts to the current quarter presentation.

    Recently, Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2) was issued by the Accounting Standards Executive Committee. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. Accordingly the Company will adopt SOP 97-2 beginning in fiscal 1999. At this time the Company does not anticipate that SOP 97-2 will have a material impact on their results.

Note B -- Acquisitions

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

    On January 9, 1997, the Company acquired an Ontario, Canada corporation called Visual Applications Software, Inc. ("VAS") for $1.0 million (Canadian) in cash, and 250,000 Class A Preference Shares (the "Class A Shares") and 500,000 Class B Preference Shares (the "Class B Shares") of a subsidiary of the Company. The Class B Shares are redeemable by the holder for $1.00 (Canadian) per share. In connection with the acquisition, the Company also entered into a Share Exchange Agreement with the former stockholders of VAS which provides for a one for one exchange of the Class A Shares for common shares of the Company. VAS designs and markets a field service software product. The acquisition was accounted for using purchase accounting with results included since the date of acquisition. Acquisition costs exceeded the fair value of the net assets acquired by approximately $3.2 million which is being amortized over five years.

The Company has entered into a definitive agreement to acquire Pritsker Corporation ("Pritsker"), which markets advanced planning and scheduling and simulation software to mid-market manufacturers. Pursuant to this agreement,
(i) Pritsker will be merged with and into a wholly-owned subsidiary of the Company, (ii) each share of Pritsker common stock will be converted into the right to receive 0.170108 common share of the Company and (iii) each share of Pritsker preferred stock will be converted into the right to receive $5.23 plus accrued and unpaid dividends. Each unexercised option and warrant for Pritsker common stock will be assumed by Symix and converted into the right to acquire that number of common shares of the Company to which the holder would have been entitled if such holder exercised the option or warrant immediately prior to the merger. If approved by the Pritsker shareholders, it is expected that the merger will be consummated on November 21, 1997. In connection with the merger, it is currently estimated that the Company will incur a nonrecurring charge of approximately $6.4 million relating to the write-off of acquired in-process technology of Pritsker, which will occur in the quarter in which the merger is completed. A Registration Statement on Form S-4 covering the Symix common shares to be issued in the merger has been filed with the Securities and Exchange Commission and became effective on November 10, 1997.

Note C -- Earnings Per Share

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires adoption for periods ending after December 15, 1997. Until that time, the Company is required to continue calculating earnings per share

(EPS) in accordance with Accounting Principles Board Opinion No. 15. The following is provided for information purposes and displays the Company's earnings per share data as calculated under the provisions of SFAS 128:

                                             Basic EPS      Diluted EPS
                                             ---------      -----------
Three months ended September 30, 1997          $0.09           $0.08

Note D -- Recent Developments

    On November 7, 1997, Symix filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for an underwritten public offering of 1,900,000 Symix common shares, including 200,000 shares being offered by shareholders, which Registration Statement has not yet become effective.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE

     Net revenue for Symix Systems, Inc. (the "Company" or "Symix") is derived primarily from (1) licensing Symix software and providing custom programming services; (2) providing installation, implementation, training, consulting and systems integration services; and (3) providing maintenance and support on a subscription basis. Revenue for all periods presented is accounted for in accordance with AICPA Statement of Position 91-1 on Software Revenue Recognition.

     Net revenue was $17.6 million for the three months ended September 30, 1997, an increase of 38% from the same quarter of the previous year. Both software license fee revenue and service and support revenue contributed to the net revenue increase, with software license fee revenue increasing 62% and service and support revenue increasing 18% compared to the same period last year.

     Each of the Company's three major geographic markets: North America, Europe and Asia Pacific, contributed to the software license fee revenue growth. North America was a major contributor to the revenue performance due to an increased number of sales representatives and improved productivity of the Company's U.S. direct sales force. The Company reorganized the North American sales channel during the prior fiscal year by hiring new sales management and the Company believes these changes have resulted in a more productive sales force. International software license fee revenue represented approximately 25% of net revenue. The increase in software license fee revenue was primarily attributable to continuing market acceptance of the Company's core enterprise resource planning product, SyteLine-TM-, and the expansion of its product line. Since the first quarter of the prior fiscal year, the Company has introduced new products complementing SyteLine-TM-, including SytePower-TM- (released December 1996), SyteGuide-TM- (released June 1997), SyteSelect-TM- (released September 1997) and FieldPro-TM- (acquired in January 1997).

     Service and support revenue is comprised of installation, implementation, training, consulting, systems integration and software product maintenance and support. Service and support revenue increased 18% during the quarter ended September 30, 1997 to $8.0 million compared to the same period last year. Service and support revenue grew as a result of the growing customer base. During fiscal 1997, the Company reorganized its services organization and began expanding third party alliances and utilizing business partners as third party service subcontractors to help support customer implementations. These third party alliances and the use of business partners as third party service subcontractors contributed to the rate of growth of service and support revenue being less than that of software license fee revenue. The Company continues to hire new services employees and subcontractors to support the growth in software license fee sales.

COST OF REVENUE

     Total cost of revenue as a percentage of net revenue was 39% for the quarter ended September 30, 1997, compared to 40% for the quarter ended September 30, 1996. Improved software license fee margins were partially offset by lower service and support margins.

     Cost of software license fee includes royalties, amortization of capitalized software development costs and software delivery expenses. Cost of software license fee decreased to 28% of software license fee revenue for the quarter ended September 30, 1997 from 33% for the same time last year. The improved software license fee gross margin is attributable to the increase in the software license fee volume relative to the rate of amortization on capitalized software.

     Cost of services and support includes the personnel and related overhead costs for implementation, training and customer support services, together with fees paid to third parties for subcontracted services. Cost of service and support increased to $4.2 million for the quarter ended September 30, 1997 (or 52% of service and support revenue) from $3.2 million (or 47% of service and support revenue) for the same quarter last year. Service and support gross margin decreased as the Company continued to add to the service and support staff to ensure proper customer service with the expanding product line and customer base. Partially offsetting these lower margins was the increase in service renewals due to these same expansions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expense consists of personnel and related overhead costs including commissions for the sales, marketing, general and administrative activities of the Company, together with advertising and promotional costs. Selling, general and administrative expense increased 30% for the first quarter of fiscal 1998 compared to the same quarter last year, but as a percentage of revenue decreased to 44% for the quarter ended September 30, 1997 from 47% for the quarter ended September 30, 1996. The increase in selling, general and administrative expense was attributable to an increase in sales force, expansion of the distribution channels and commissions relating to increased sales. The improvement in selling, general and administrative expense as a percentage of net revenue was primarily due to the improved productivity of the North American sales channel.

RESEARCH AND DEVELOPMENT

     Research and development expense includes personnel and related overhead costs for product development, enhancements, upgrades, quality assurance and testing. Research and development expenditures, including amounts capitalized for the three months ended September 30, 1997 were $3.3 million compared to $1.8 million for the same period last year. The Company capitalized research and development costs of $1.3 million for the quarter ended September 30, 1997, compared to $.7 million for the comparable period last year. As a percentage of revenue, net of capitalized software development cost, research and development expense increased to 12% for the period ended September 30, 1997 from 9% a year ago. The increase in research and development expenditures is the result of investments in the expanding product offerings as well as a new release of the Company's core enterprise resource planning product -- SyteLine-TM- version 3.0.

PROVISION FOR INCOME TAXES

     The effective tax rates for the quarters ended September 30, 1997, and 1996 were 37% and 38% respectively. The reduced effective tax rate is primarily due to the amount of foreign taxable earnings in countries with lower effective rates, thereby reducing the Company's overall tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used by operations was ($0.4) million for the quarter ended September 30, 1997, compared to $0.2 million of cash provided by operations a year ago. The increase in net income for the current quarter was offset by the increase in trade accounts receivable and the decrease in payables related to year end payments. Trade accounts receivable days sales outstanding was 105 days at September 30, 1997 compared to 93 days at September 30, 1996. An increase in installment payments on software license fees from new customers (particularly on large deals) contributed to the increase in days sales outstanding. For both periods presented, the Company invested in software development and computer equipment. Last year the Company also invested in acquisitions. During the quarter ended September 30, 1997, the Company met its cash needs from cash on hand and borrowings under its unsecured line of credit. Cash at September 30, 1997 decreased to $1.8 million from $4.7 million at September 30, 1996.

     Working capital of $10.0 million increased $2.1 million over the June 30, 1997 year end level of $7.9 million. The Company has a $6.0 million unsecured line of credit with a bank, which the Company accessed for $2.1 million during the quarter ended September 30, 1997. It is expected that the Company's continued expansion of its operations and products will result in additional requirements for cash in the future.

RECENT DEVELOPMENTS

     The Company has entered into a definitive agreement to acquire Pritsker Corporation ("Pritsker"), which markets advanced planning and scheduling and simulation software to mid-market manufacturers. Pursuant to this agreement,
(i) Pritsker will be merged with and into a wholly-owned subsidiary of the Company, (ii) each share of Pritsker common stock will be converted into the right to receive 0.170108 common share of the Company and (iii) each share of Pritsker preferred stock will be converted into the right to receive $5.23 plus accrued and unpaid dividends. Each unexercised option and warrant for Pritsker common stock will be assumed by Symix and converted into the right to acquire that number of common shares of the Company to which the holder would have been entitled if such holder exercised the option or warrant immediately prior to the merger. If approved by the Pritsker shareholders, it is expected that the merger will be consummated on November 21, 1997. In connection with the merger, it is currently estimated that the Company will incur a nonrecurring charge of approximately $6.4 million relating to the write-off of acquired in-process technology of Pritsker, which will occur in the quarter in which the merger is completed.
A Registration Statement on Form S-4 covering the Symix common shares to be issued in the merger has been filed with the Securities and Exchange Commission and became effective on November 10, 1997.

     On November 7, 1997, Symix filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for an underwritten public offering of 1,900,000 Symix common shares, including 200,000 shares being offered by shareholders, which Registration Statement has not yet become effective.

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS", INCLUDING INFORMATION REGARDING FUTURE ECONOMIC PERFORMANCE AND PLANS AND OBJECTIVES OF MANAGEMENT, WHICH ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING STATEMENTS. SUCH UNCERTAINTIES AND RISKS INCLUDE, BUT ARE NOT LIMITED TO, PRODUCT DEMAND AND MARKET ACCEPTANCE; THE IMPACT OF COMPETITIVE PRODUCTS; THE COMPANY'S ABILITY TO MAINTAIN EFFICIENT MARKETING AND DISTRIBUTION OPERATIONS WITH RESPECT TO NEW PRODUCTS; THE COMPANY'S ABILITY TO INTEGRATE PRITSKER INTO ITS CURRENT BUSINESS IN A TIMELY MANNER OR TO PROFITABLY MARKET AND DISTRIBUTE PRITSKER'S PRODUCT LINES AFTER COMPLETION OF THE ACQUISITION; FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS; THE COMPANY'S ABILITY TO RETAIN KEY TECHNICAL AND MANAGEMENT PERSONNEL; TIMING OF PRODUCT DEVELOPMENT; PRODUCT PRICING AND OTHER FACTORS DETAILED IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OTHER FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The disclosures required under this Part I, Item 3 are omitted pursuant to the General Instructions to Item 305 of Regulation S-K, because this Quarterly Report on Form 10-Q, for the quarter ended September 30, 1997, does not contain financial statements for fiscal years ended after June 15, 1998.

                             PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)   See Index to Exhibits on page 16

         b)   Reports on Form 8-K.

         None

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SYMIX SYSTEMS, INC.



Date:  November 14, 1997               /s/ Lawrence W. DeLeon
                                       ---------------------------
                                       Lawrence W. DeLeon,
                                       Duly Authorized Officer and
                                       Principal Financial Officer

                                  INDEX TO EXHIBITS



Exhibit No.  Description                         Page
-----------  -----------                         ----
2            Agreement of Merger dated as of     Incorporated herein by
             October 2, 1997, among Pritsker     reference to Appendix I to
             Corporation, Symix                  the Proxy Statement/
             Systems, Inc. and SSI               Prospectus in Part I of the
             Acquisition Corp.                   Registration Statement on
                                                 Form S-4 filed October 27,
                                                 1997 (Registration No.
                                                 333-38809)*

3(a)(1)      Amended Articles of                 Incorporated herein by
             Incorporation of Symix Systems,     reference to Exhibit 3(a)(1)
             Inc. (as filed with the Ohio        to the Annual Report on Form
             Secretary of State on               10-K for the fiscal year
             February 8, 1991)                   ended June 30, 1997

3(a)(2)      Certificate of Amendment to the     Incorporated herein by
             Amended Articles of                 reference to Exhibit 3(a)(2)
             Incorporation of Symix Systems,     to the Annual Report on Form
             Inc. (as filed with the Ohio        10-K for the fiscal year
             Secretary of State on July 16,      ended June 30, 1997
             1996)

3(a)(3)      Amended Articles of                 Incorporated herein by
             Incorporation of Symix Systems,     reference to Exhibit 3(a)(3)
             Inc. (reflecting amendments         to the Annual Report on Form
             through July 16, 1996, for          10-K for the fiscal year
             purposes of SEC reporting           ended June 30, 1997
             compliance only)

3(b)         Amended Regulations of Symix        Incorporated herein by
             Systems, Inc.                       reference to Exhibit 3(b) to
                                                 the Registration Statement on
                                                 Form S-1 of Registrant filed
                                                 on February 12, 1991
                                                 (Registration No. 33-38878)

4(a)(1)      Amended Articles of                 Incorporated herein by
             Incorporation of Symix Systems,     reference to Exhibit 3(a)(1)
             Inc. (as filed with the Ohio        to the Annual Report on Form
             Secretary of State on February      10-K for the fiscal year
             8, 1991)                            ended June 30, 1997

4(a)(2)      Certificate of Amendment to the     Incorporated herein by
             Amended Articles of                 reference to Exhibit 3(a)(2)
             Incorporation of Symix Systems,     to the Annual Report on Form
             Inc. (as filed with the Ohio        10-K for the fiscal year
             Secretary of State on July 16,      ended June 30, 1997
             1996)

Exhibit No.  Description                         Page
-----------  -----------                         ----
4(a)(3)      Amended Articles of                 Incorporated herein by
             Incorporation of Symix Systems,     reference to Exhibit 3(a)(3)
             Inc. (reflecting amendments         to the Annual Report on Form
             through July 16, 1996, for          10-K for the fiscal year
             purposes of SEC reporting           ended June 30, 1997
             compliance only)

4(b)         Amended Regulations of Symix        Incorporated herein by
             Systems, Inc.                       reference to Exhibit 3(b) to
                                                 the Registration Statement on
                                                 Form S-1 of Registrant filed
                                                 February 12, 1991
                                                 (Registration No. 33-38878)

10(a)(1)     Loan Agreement by and between       Page 18
             Symix Systems, Inc., Symix
             Computer Systems, Inc. and Bank
             One, Columbus, N.A., dated as of
             the 20th day of May, 1996

10(a)(2)     First Amendment to Loan             Page 48
             Agreement by and between Symix
             Systems, Inc., Symix Computer
             Systems, Inc. and Bank One, N.A.

10(b)        Agreement of Merger dated as of     Incorporated herein by
             October 2, 1997, among Pritsker     reference to Appendix I to
             Corporation, Symix Systems, Inc.    the Proxy Statement/
             and SSI Acquisition Corp.           Prospectus in Part I of the
                                                 Registration Statement on
                                                 Form S-4 filed October 27,
                                                 1997 (Registration
                                                 No. 333-38809)*

27           Financial Data Schedule             Page 62



*The registrant has omitted all schedules from the Agreement of Merger, as filed with the SEC and incorporated into this Quarterly Report on Form 10-Q. The schedules are identified in the "List of Schedules" of the Agreement of Merger. The registrant will provide the SEC with a copy of any schedule upon request.