Form 10-Q
period 1997-12-31
SYMIX SYSTEMS INC
filed 1998-02-17
CIK 872443

                                     FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

(Mark One)

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                         OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________
Commission File Number 0-19024
                       -------

                                   Symix Systems, Inc.
                  --------------------------------------------------
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

                                   (614)523-7000
                                   -------------
                (Registrant's telephone number, including area code)

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

YES    X       NO
      ---           ---

     The number of common shares, without par value, of the registrant outstanding as of February 11, 1998 was 6,361,093.

                              Exhibit Index on Page 19

                           PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                                       INDEX

Consolidated Balance Sheets
     December 31, 1997 (unaudited) and
     June 30, 1997                                                     Page 3

Consolidated Statements of Operations (unaudited)
     Three Months and Six Months Ended December 31, 1997 and 1996      Page 5

Consolidated Statements of Cash Flows (unaudited)
     Six Months Ended December 31, 1997 and 1996                       Page 6

Notes to Consolidated Financial Statements (unaudited)                 Page 8

                             SYMIX SYSTEMS,  INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                       (In thousands)

                                                             December 31,                   June 30,
                                                                 1997                         1997
                                                             -----------                    --------
                                                             (unaudited)

ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                      $1,450                     $2,332
   Trade accounts receivable, less allowance for
      doubtful accounts of $912 at December 31, 1997
      and $702 at June 30, 1997                                   27,763                      21,689
   Inventories                                                       531                         356
   Prepaid expenses                                                1,017                       1,162
   Other receivables                                                 406                         300
   Income tax benefit                                                177                     -
   Deferred income taxes                                             449                         311
                                                              ----------                  ----------
         TOTAL CURRENT ASSETS                                     31,793                      26,150

OTHER ASSETS
   Purchased and developed software, net of accumulated
      amortization of $7,156 at December 31, 1997
      and $6,106 at June 30, 1997                                  9,963                       6,551
   Deferred income taxes                                             398                         171
   Intangibles, net                                                5,589                       4,779
   Deposits and other assets                                       1,323                         877
                                                              ----------                  ----------
                                                                  17,273                      12,378

EQUIPMENT AND IMPROVEMENTS
   Furniture and fixtures                                          2,586                       2,436
   Computer and other equipment                                   11,404                      10,423
   Leasehold improvements                                          1,183                       1,288
                                                              ----------                  ----------
                                                                  15,173                      14,147

   Less allowance for depreciation and amortization                9,373                       8,423
                                                              ----------                  ----------
                                                                   5,800                       5,724
                                                              ----------                  ----------

      TOTAL ASSETS                                               $54,866                     $44,252
                                                              ----------                  ----------
                                                              ----------                  ----------

See notes to consolidated financial statements

                     SYMIX SYSTEMS,  INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                               (In thousands)


                                                                         December 31,             June 30,
                                                                             1997                   1997
                                                                         ------------             --------
                                                                         (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses                                       $7,961                 $7,423
   Customer deposits                                                              166                    307
   Deferred revenue                                                            11,290                  9,685
   Income taxes payable                                                       -                           63
   Current portion of long term obligations                                       691                    775
                                                                           ----------             ----------
          TOTAL CURRENT LIABILITIES                                            20,108                 18,253

LONG-TERM OBLIGATIONS                                                             305                    530

BANK CREDIT AGREEMENT                                                           3,990                  -

DEFERRED INCOME TAXES                                                           3,099                  2,108

SHAREHOLDERS' EQUITY
   Common stock,  authorized 20,000 shares; issued
     6,162 shares at December 31, 1997, and
     6,160 at June 30, 1997; at stated capital
     amounts of  $.01 per share                                                    66                     62
   Convertible preferred stock of subsidiary                                    1,031                  1,031
   Capital in excess of stated value                                           22,585                 13,291
   Retained earnings                                                            6,501                 10,853
   Cumulative translation adjustment                                           (1,499)                  (556)
                                                                           ----------             ----------
                                                                               28,684                 24,681

   Less: Cost  of common shares in treasury,
     304 shares at December 31, 1997
     and June 30, 1997, at cost                                                (1,320)                (1,320)

                                                                           ----------             ----------
         TOTAL SHAREHOLDERS' EQUITY                                            27,364                 23,361
                                                                           ----------             ----------
     TOTAL LIABILITIES AND

       SHAREHOLDERS' EQUITY                                                   $54,866                $44,252
                                                                           ----------             ----------
                                                                           ----------             ----------

See notes to consolidated financial statements

                       SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)

                                    (unaudited)

                                                            Three Months                          Six Months
                                                         Ended December 31,                   Ended December 31,
                                                         ---------------------               --------------------
                                                         1997             1996               1997            1996
                                                         ----             ----               ----            ----
License fees                                          $14,485           $9,474            $24,033         $15,358
Service, maintenance and support                        9,532            7,063             17,549          13,869
                                                      -------          -------            -------         -------
     Net revenue                                       24,017           16,537             41,582          29,227

License fees                                            3,679            2,427              6,391           4,380
Service, maintenance and support                        4,858            3,623              9,037           6,808
                                                      -------          -------            -------         -------
     Cost of revenue                                    8,537            6,050             15,428          11,188

                                                      -------          -------            -------         -------
     Gross Margin                                      15,480           10,487             26,154          18,039
                                                      -------          -------            -------         -------

Selling, general and administrative                    11,133            7,444             18,874          13,404
Research and product development                        1,709            1,353              3,744           2,453
Acquisition research and development write-off          6,503             -                 6,503            -
                                                      -------          -------            -------         -------
        Total operating expenses                       19,345            8,797             29,121          15,857
                                                      -------          -------            -------         -------

        Operating income (loss)                        (3,865)           1,690             (2,967)          2,182

Interest and other income (expense), net                  (16)              33                (65)            105

                                                      -------          -------            -------         -------
Income (loss) before income taxes                      (3,881)           1,723             (3,032)          2,287

Provision for income taxes                              1,004              651              1,321             868

                                                      -------          -------            -------         -------
        Net income (loss)                             ($4,885)          $1,072            ($4,353)         $1,419
                                                      -------          -------            -------         -------
                                                      -------          -------            -------         -------

Basic EPS:
        Net income (loss)  per share                   ($0.79)           $0.19             ($0.72)          $0.26
                                                      -------          -------            -------         -------
                                                      -------          -------            -------         -------

Diluted EPS:
        Net income (loss)  per share                   ($0.79)           $0.18             ($0.72)          $0.24
                                                      -------          -------            -------         -------
                                                      -------          -------            -------         -------

Weighted average number of common
shares outstanding                                      6,185            5,582              6,084           5,553
                                                      -------          -------            -------         -------
                                                      -------          -------            -------         -------

Weighted average number of common
shares outstanding assuming dilution                    6,185            5,858              6,084           5,819
                                                      -------          -------            -------         -------
                                                      -------          -------            -------         -------

See notes to consolidated financial statements

                     SYMIX SYSTEMS,  INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                  (unaudited)


                                                                   Six Months Ended
                                                                      December 31,
                                                              ---------------------------
                                                              1997                   1996
                                                              ----                   ----
                                                              Increase (decrease) in cash
OPERATING ACTIVITIES
Net income (loss)                                          ($4,353)                $1,419
Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
  Acquisition research and development write-off             6,503                     -
  Depreciation and amortization                              2,833                  1,814
  Provision for losses on accounts receivable                  211                    (50)
  Provision for deferred income taxes                        1,171                    340

Changes in operating assets and liabilities:
  Trade accounts receivable                                 (6,463)                (4,513)
  Prepaid expenses and other receivables                       102                     82
  Inventory                                                   (175)                  (144)
  Deposits                                                    (480)                  (527)
  Accounts payable and accrued expenses                       (648)                  (750)
  Customer deposits                                           (137)                    40
  Deferred revenue                                             908                  2,590
  Income taxes payable/refundable                             (203)                  (136)
                                                            ------                 ------

  NET CASH (USED) PROVIDED BY
  OPERATING ACTIVITIES                                        (731)                   165

See notes to consolidated financial statements

                     SYMIX SYSTEMS,  INC.  AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS  (continued)
                                  (In thousands)

                                    (unaudited)

                                                                  Six Months Ended
                                                                    December 31,
                                                                ----------------------
                                                                1997              1996
                                                                ----              ----
                                                             Increase (decrease) in cash
INVESTING ACTIVITIES
        Purchase of equipment and improvements                 (1,160)          (1,378)
        Additions to purchased and developed software          (2,390)          (1,524)
        Purchase of subsidiaries, net of cash acquired           (148)            (221)
                                                               ------           ------
        NET CASH USED BY
        INVESTING ACTIVITIES                                   (3,698)          (3,123)

FINANCING ACTIVITIES
    Proceeds from issuance of common
      stock and exercise of stock options                         105              545
    Additions to long-term obligations, net of payments         3,556              (84)
                                                               ------           ------

         NET CASH PROVIDED
         BY FINANCING ACTIVITIES                                3,661              461

        Effect of exchange rate changes on cash                  (114)            (100)
                                                               ------           ------

        Net change in cash                                       (882)          (2,597)

    Cash at beginning of period                                 2,332            6,774
                                                               ------           ------

        CASH AT END OF PERIOD                                  $1,450           $4,177
                                                               ------           ------
                                                               ------           ------



See notes to consolidated financial statements

                        SYMIX SYSTEMS, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note A - Accounting Policies and Presentation

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

     Recently, Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2) was issued by the Accounting Standards Executive Committee. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. Accordingly the Company will adopt SOP 97-2 beginning in fiscal 1999. The Company is studying the provisions of SOP 97-2, but does not anticipate that it will have a material impact on its operating results.

Note B - Acquisitions

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

     On November 24, 1997, the Company acquired Pritsker Corporation ("Pritsker"), for $737,000 in cash and 485,000 common shares of the Company. Pursuant to the acquisition agreement, (i) Pritsker was merged with and into a wholly-owned subsidiary of the Company incorporated in Ohio, (ii) each share of Pritsker common stock was converted into the right to receive 0.170108 common shares of the Company and (iii) each share of Pritsker preferred stock was converted into the right to receive $5.23 in cash plus accrued and unpaid dividends. Each unexercised employee stock option and outstanding warrant for Pritsker common stock was assumed by Symix and converted into the right to acquire that number of common shares of the Company to which the holder would have been entitled if such holder exercised the option or warrant immediately prior to the merger. Pritsker markets advanced planning and scheduling and simulation software to mid-market manufacturers. The transaction was accounted for as a purchase and resulted in a one-time, non-recurring charge of approximately $6.5 million relating to the write-off of acquired in-process technology of Pritsker.

     The following proforma information (in $000) displays revenue and net income assuming the Company and Pritsker had been combined at the beginning of the period presented. The one time, non-recurring charge of approximately $6.5 million is excluded from proforma net income.

                            Six Months
                         Ended December 31,
                         ------------------
                         1997          1996
                         ----          ----
Revenue                 $42,746      $31,337
                        -------      -------
                        -------      -------
Net Income              $ 1,489     $ 1,506
                        -------      -------
                        -------      -------

Note C - Earnings per Share

     The company adopted the provisions of Statement No. 128, "Earnings Per Share" (SFAS 128) during the fiscal quarter ended December 31, 1997. In accordance with the provisions, earnings per share for 1996 have been restated. The following table sets forth the computation of basic and diluted earnings per share (in $000's except per share data):

                                                            Three Months                         Six Months
                                                          Ended December 31,                  Ended December 31,
                                                         --------------------                --------------------
                                                         1997            1996                1997            1996
                                                         ----            ----                ----            ----
NUMERATOR:
     Net income (loss) for both basic and diluted
     earnings (loss) per share                        ($4,885)         $1,072             ($4,353)         $1,419
                                                      -------          ------             -------          ------
                                                      -------          ------             -------          ------

DENOMINATOR:

     Weighted-average shares outstanding                6,060           5,582               5,959           5,553

     Contingently issuable shares (VAS)                   125              -                  125              -
                                                      -------          ------             -------          ------

     Denominator for basic earnings (loss)
     per share                                          6,185           5,582               6,084           5,553

     Effect of dilutive securities:
     Employee stock options                                -              276                  -              266
                                                      -------          ------             -------          ------

     Denominator for diluted earnings (loss)
     per share                                          6,185           5,858               6,084           5,819
                                                      -------          ------             -------          ------
                                                      -------          ------             -------          ------

     Basic earnings (loss) per share                   ($0.79)          $0.19              ($0.72)          $0.26
                                                      -------          ------             -------          ------
                                                      -------          ------             -------          ------

     Diluted earnings (loss) per share                 ($0.79)          $0.18              ($0.72)          $0.24
                                                      -------          ------             -------          ------
                                                      -------          ------             -------          ------

     If the effect of the non-recurring charge of $6.5 million were excluded from the financial results, the effect of dilutive securities should be factored into the denominator for the diluted earnings per share calculation. The effect of those dilutive securities for the three month period ended December 31, 1997 would be 604 and for the six month period 594.

Note D - Recent Development

     On January 27, 1998, Symix filed with the Securities and Exchange Commission an application for withdrawal of its Registration Statement on Form S-1 which relates to the registration of 1.9 million common shares, including 200,000 shares proposed to be offered by shareholders. Symix decided to postpone the proposed securities offering and to withdraw the Registration Statement due to current securities market conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

     Net revenue was $24.0 million for the three months ended December 31, 1997, an increase of 45% from the same quarter of the previous year. Both license fee and service, maintenance and support revenues contributed to the net revenue increase, but more significantly license fee revenue with a 53% increase. For the six months ended December 31, 1997 net revenue was $41.6 million, an increase of 42% from the same period of the previous year. Consistent with the quarter, license fee revenue growth for the six month period accounted for a significant portion of the overall increase, increasing 56% compared to the same period last year, with service, maintenance and support revenues increasing by 27%.

     Geographically, the primary contributors to the software license fee revenue growth continue to be the Company's North American and European markets. In both of these regions, license fee revenue increased by more than 50% from the same quarter last year. In North America, the increased number of sales representatives as well as improving productivity continues to positively impact results. The Company's Pritsker acquisition also contributed to the quarter's increase in license fee revenue. In Europe, the Company's United Kingdom operation recorded the best results in the Company's history. The Company believes that its employment, at approximately this same time last year, of new sales management for the United Kingdom operation has increased the productivity of the sales force. License fee results for the six month period ended
December 31, 1997 are consistent with the current quarter's performance, increasing as well by more than 50%, most significantly in North America and Europe.

     The impact of the Asian economic difficulties, particularly in Southeast Asia, affected business during the second quarter. Net revenue in Asia increased by 7% for the quarter ended December 31, 1997 and 20% for the six month period ended December 31, 1997, compared to the same periods last year. Excluding the effects of currency fluctuation, net revenue increased by 19% for the quarter ended December 31, 1997 and 28% for the six month period ended December 31, 1997, compared to the same periods last year. In total, revenue outside North America represented approximately 21% of the total Company revenue, down slightly from the 25% realized the past few quarters.

     Service, maintenance and support revenue increased 35% during the quarter ended December 31, 1997 to $9.5 million, compared to the same period last year. Service, maintenance and support revenue continues to grow as a result of the Company's growing customer base and, with respect to the current quarter, as a result of the Pritsker acquisition. For the six month period ended December 31, 1997, service, maintenance and support revenue increased 27% to $17.5 million compared to the same period last year.

COST OF REVENUE

     Total cost of revenue as a percentage of net revenue was 36% for the quarter ended December 31, 1997, compared to 37% for the same period last year. The slight improvement is attributable to improved software license fee gross margins. The service, maintenance and support cost of revenue remained constant at 51% for the quarter to quarter comparison. Gross margin for the six month period improved, increasing slightly from 62% at December 31, 1996 to 63% at December 31, 1997. The increase is attributable to the improvement in license fee costs which decreased from 29% at December 31, 1996 to 27% at December 31, 1997. The improved software license fee gross margin is attributable to the increase in the software license fee volume relative to the rate of amortization on capitalized software. Cost of software license fee includes royalties, amortization of capitalized software, development costs and software delivery expenses.

     For the current quarter, the cost of service, maintenance and support of $4.9 million remained constant at 51%. For the year to date comparison, the cost of service, maintenance and support increased from 49% to 51%. This increase is attributable to the addition of service and support staff to handle the expanding product line and customer base. Cost of service, maintenance and support includes the personnel and related overhead costs for implementation, training and customer support services, together with fees paid to third parties for subcontracted services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expense consists of personnel and related overhead costs including commissions for the sales, marketing, general and administrative activities of the Company, together with advertising and promotional costs. Selling, general and administrative expense was $11.1 million for the quarter ended December 31, 1997 compared to $7.4 million for the same period last year, a 50% increase. As a percentage of revenue, sales, general and administrative expense was 46% of net revenue compared to 45% for the same period last year. The slight increase is primarily attributable to an increase in the sales force. On a year-to-date comparison basis the trend is favorable. Sales, general and administrative expense increased in total 41%, and as a percentage of net revenue dropped from 46% last year to 45% this year. The improvement is due to the improved productivity of the North American sales channel.

RESEARCH AND DEVELOPMENT

     Research and development expenditures, including amounts capitalized, for the three months ended December 31, 1997, were $2.8 million compared to $2.2 million for the same period last year. For the six months ended December 31, 1997, research and development expenses, including capitalized costs, were $6.1
million compared to $4.0 million for the same period last year.   The Company
capitalized research and development costs of $1.1 million for the quarter ended December 31, 1997 compared to $0.8 million for the comparable period last year. For the six month period ended December 31, 1997, $2.4 million of research and development expenses was capitalized compared to $1.5 million for the same period last year. The increase in research and development expenditures is expected to continue as the Company devotes a significant percentage of its resources to developing and enhancing existing and new products. Research and development expense includes personnel and related overhead costs for product development, enhancements, upgrades, quality assurance and testing.

ACQUISITION RESEARCH AND DEVELOPMENT WRITE-OFF IMPACT ON NET INCOME AND EPS

     During the quarter, the Company realized a non-recurring charge of $6.5 million relating to the write-off of acquired in-process technology in connection with the Pritsker acquisition. Excluding the one time charge, net income increased 51% to $1.6 million for the quarter. If consistently adjusted, earnings per share for the quarter was $0.24 compared to $0.18 per share reported for the same period in the previous year. On a year-to-date basis, net income increased 52% to $2.2 million with earnings per share increasing to $0.32 per share compared to $0.24 per share a year ago.

PROVISION FOR INCOME TAXES

     As a result of the acquisition of Pritsker, the Company incurred a one-time charge of $6.5 million relating to the write-off of acquired in-process technology. The write-off is not deductible for income tax purposes. The effective tax rate, excluding the nonrecurring write-off of in-process technology, was 38% for each of the quarters ended December 31, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used by operations was $0.7 million for the six months ended December 31, 1997, compared to $0.2 million of cash provided by operations a year ago. The increase in net income before the acquisition research and development write-off was offset by the increase in trade accounts receivable. Trade accounts receivable days sales outstanding was 106 days at December 31, 1997 compared to 98 days at December 31, 1996. An increase in installment payments on software license fees from new customers (particularly on large deals) contributed to the increase in days sales
outstanding.   For both periods presented, the Company invested in software development, computer equipment, and acquisitions. During the quarter ended December 31, 1997, the Company met its cash needs from cash on hand and borrowings under its unsecured line of credit. Cash at December 31, 1997 decreased to $1.5 million from $4.2 million at December 31, 1996.

     Working capital of $11.7 million increased $3.8 million over the June 30, 1997 year end level of $7.9 million. The Company has a $6.0 million unsecured line of credit with a bank that expires in fiscal year 1999, convertible to a five year term loan at any time on or before October 31, 1999. The Company has accessed $4.0 million on the line as of December 31, 1997. It is expected that the Company's continued expansion of its operations and products will result in additional requirements for cash in the future. The Company may raise additional capital through debt financing or the sale of Company securities, during the next twelve months to fund such expansion. The exact details of such fundraising efforts, however, have not been determined.

RECENT DEVELOPMENT

     On January 27, 1998 Symix filed with the Securities and Exchange Commission an application for withdrawal of its Registration Statement on Form S-1 which relates to the registration of 1.9 million common shares, including 200,000 shares proposed to be offered by shareholders. Symix has decided to postpone the proposed securities offering and to withdraw the Registration Statement due to current securities market conditions.

YEAR 2000 COMPLIANCE ISSUE

     The Company has developed a compliance program over approximately the past three years that is designed to make the Company's internally developed software, its relational data base management system, and its information systems hardware, year 2000 compliant. As a result of the compliance program, the Company believes that such software, hardware and its relational data base management system are currently Year 2000 compliant.

     The Company has not assessed fully the impact of the year 2000 compliance issue on the entities with whom the Company interacts. The Company also has not verified that its non-information systems equipment is year 2000 compliant. The Company, however, does not anticipate that these issues will materially affect the Company's business, operations or financial condition.

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS", INCLUDING INFORMATION REGARDING FUTURE ECONOMIC PERFORMANCE AND PLANS AND OBJECTIVES OF MANAGEMENT, WHICH ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING STATEMENTS. SUCH UNCERTAINTIES AND RISKS INCLUDE, BUT ARE NOT LIMITED TO, PRODUCT DEMAND AND MARKET ACCEPTANCE; THE IMPACT OF COMPETITIVE PRODUCTS; THE COMPANY'S ABILITY TO MAINTAIN EFFICIENT MARKETING AND DISTRIBUTION OPERATIONS WITH RESPECT TO NEW PRODUCTS; THE COMPANY'S ABILITY TO INTEGRATE PRITSKER INTO ITS CURRENT BUSINESS IN A TIMELY MANNER OR TO PROFITABLY MARKET AND DISTRIBUTE PRITSKER'S PRODUCT LINES; THE YEAR 2000 COMPLIANCE ISSUE; FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS; THE COMPANY'S ABILITY TO RETAIN KEY TECHNICAL AND MANAGEMENT PERSONNEL; TIMING OF PRODUCT

DEVELOPMENT; PRODUCT PRICING AND OTHER FACTORS DETAILED IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OTHER FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The disclosures required under this Part I, Item 3 are omitted pursuant to the General Instructions to Item 305 of Regulation S-K, because this Quarterly Report on Form 10-Q, for the quarter ended December 31, 1997, does not contain financial statements for fiscal years ended after June 15, 1998.

                            PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          The Company is subject to legal proceedings and claims which arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's business, financial condition or results of operation.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     (a) The Annual Meeting of Shareholders of Registrant was held on November 4, 1997 (the "Meeting").

     (b)  No response required.

     (c) The only matter voted on at the Meeting, other than approval of the minutes of the last Annual Meeting of Shareholders, was the uncontested election of Lawrence J. Fox, Larry L. Liebert, James A. Rutherford, John T. Tait, Duke W. Thomas and Stephen A. Sasser as directors of the Company. There were 5,394,610 common shares of the Company represented in person or by proxy at the Meeting. The manner in which the votes were cast with respect to the election of directors was as follows:


   NOMINEE                       SHARES VOTED "FOR"          SHARES VOTED "AGAINST"           SHARES WITHHELD
   -------                       ------------------          ----------------------           ---------------
 Lawrence J. Fox                      5,377,677                         0                         16,933
 Stephen A. Sasser                    5,377,777                         0                         16,833
 Duke W. Thomas                       5,376,359                         0                         18,251
 Larry L. Liebert                     5,377,777                         0                         16,833
 John T. Tait                         5,377,259                         0                         17,351
 James A. Rutherford                  5,377,777                         0                         16,833


     (d)  Not applicable.

ITEM 5.   OTHER INFORMATION.

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a)   See Index to Exhibits on page 19.

          b)   Reports on Form 8-K.

          None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SYMIX SYSTEMS, INC.



Date:     February 17, 1998             /s/ Lawrence W. DeLeon
                                        ----------------------------------
                                        Lawrence W. DeLeon,
                                        Duly Authorized Officer and
                                        Principal Financial Officer

                                 INDEX TO EXHIBITS




 Exhibit No.     Description                                              Page
 -----------     -----------                                              ----
 2               Agreement of Merger dated as of October 2, 1997, among   Incorporated herein by reference to Appendix I to
                 Pritsker Corporation, Symix Systems, Inc. and SSI        the Proxy Statement/Prospectus in Part I of the
                 Acquisition Corp.                                        Registration Statement on Form S-4 filed October
                                                                          27, 1997 (Registration No. 333-38809)*

 3(a)(1)         Amended Articles of Incorporation of Symix Systems,      Incorporated herein by reference to Exhibit 3(a)(1)
                 Inc. (as filed with the Ohio Secretary of State on       to the Annual Report on Form 10-K for the fiscal
                 February 8, 1991)                                        year ended June 30, 1997

 3(a)(2)         Certificate of Amendment to the Amended Articles of      Incorporated herein by reference to Exhibit 3(a)(2)
                 Incorporation of Symix Systems, Inc. (as filed with      to the Annual Report on Form 10-K for the fiscal
                 the Ohio Secretary of State on July 16, 1996)            year ended June 30, 1997

 3(a)(3)         Amended Articles of Incorporation of Symix Systems,      Incorporated herein by reference to Exhibit 3(a)(3)
                 Inc. (reflecting amendments through July 16, 1996, for   to the Annual Report on Form 10-K for the fiscal
                 purposes of SEC reporting compliance only)               year ended June 30, 1997

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

 4(a)(1)         Amended Articles of Incorporation of Symix Systems,      Incorporated herein by reference to Exhibit 3(a)(1)
                 Inc. (as filed with the Ohio Secretary of State on       to the Annual Report on Form 10-K for the fiscal
                 February 8, 1991)                                        year ended June 30, 1997

 4(a)(2)         Certificate of Amendment to the Amended Articles of      Incorporated herein by reference to Exhibit 3(a)(2)
                 Incorporation of Symix Systems, Inc. (as filed with      to the Annual Report on Form 10-K for the fiscal
                 the Ohio Secretary of State on July 16, 1996)            year ended June 30, 1997


 Exhibit No.     Description                                              Page
 -----------     -----------                                              ----
 4(a)(3)         Amended  Articles  of  Incorporation of Symix Systems,   Incorporated herein by reference to Exhibit 3(a)(3)
                 Inc. (reflecting amendments through July 16, 1996, for   to the Annual Report on Form 10-K for the fiscal
                 purposes of SEC reporting compliance only)               year ended June 30, 1997

 4(b)            Amended Regulations of Symix Systems, Inc.               Incorporated herein by reference to Exhibit 3(b)
                                                                          to the Registration Statement on Form S-1 of
                                                                          Registrant filed February 12, 1991 (Registration
                                                                          No. 33-38878)

 10(a)           Agreement of Merger dated as of October 2, 1997, among   Incorporated herein by reference to Appendix I to
                 Pritsker Corporation, Symix Systems, Inc. and SSI        the Proxy Statement/Prospectus in Part I of the
                 Acquisition Corp.                                        Registration Statement on Form S-4 filed October
                                                                          27, 1997 (Registration No. 333-38809)*

 27              Financial Data Schedule                                  Page 21

*The Registrant has omitted all schedules from the Agreement of Merger, as filed with the SEC and incorporated into this Quarterly Report on Form 10-Q. The schedules are identified in the "List of Schedules" of the Agreement of Merger. The registrant will provide the SEC with a copy of any schedule upon request.