Form 10-Q
period 1998-03-31
SYMIX SYSTEMS INC
filed 1998-05-14
CIK 872443

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(MARK ONE)

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                      OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________
Commission File Number 0-19024

                            Symix Systems, Inc.
               --------------------------------------------
           (Exact name of registrant as specified in its charter)

               Ohio                                            31-1083175
               ----                                            ----------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                          Identification Number)


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

     The number of common shares, without par value, of the registrant outstanding as of May 11, 1998 was 6,463,804.

                       PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                                    INDEX

Consolidated Balance Sheets
     March 31, 1998 (unaudited) and
     June 30, 1997

Consolidated Statements of Operations (unaudited)
     Three Months and Nine Months Ended March 31, 1998 and 1997

Consolidated Statements of Cash Flows (unaudited)
     Nine Months Ended March 31, 1998 and 1997

Notes to Consolidated Financial Statements (unaudited)

                     SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                          March 31,      June 30,
                                                            1998           1997
                                                         -----------    ---------
                                                         (unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                $ 1,179       $ 2,332
  Trade accounts receivable, less allowance for
     doubtful accounts of $1,006 at March 31, 1998
     and $702 at June 30, 1997                              29,556        21,689
  Inventories                                                  525           356
  Prepaid expenses                                           1,228         1,162
  Other receivables                                            356           300
  Income tax recoverable                                        85             -
  Deferred income taxes                                        601           311
                                                         -----------    ---------
     TOTAL CURRENT ASSETS                                   33,530        26,150

OTHER ASSETS
  Purchased and developed software, net of accumulated
     amortization of $7,642 at March 31, 1998
     and $6,106 at June 30, 1997                            10,366         6,551
  Deferred income taxes                                        284           171
  Intangibles, net                                           5,418         4,779
  Deposits and other assets                                  1,406           877
                                                         -----------    ---------
                                                            17,474        12,378

EQUIPMENT AND IMPROVEMENTS
  Furniture and fixtures                                     2,717         2,436
  Computer and other equipment                              12,170        10,423
  Leasehold improvements                                     1,235         1,288
                                                         -----------    ---------
                                                            16,122        14,147

  Less allowance for depreciation and amortization          10,013         8,423
                                                         -----------    ---------
                                                             6,109         5,724
                                                         -----------    ---------

     TOTAL ASSETS                                          $57,113       $44,252
                                                         -----------    ---------
                                                         -----------    ---------

See notes to consolidated financial statements

                       SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (Continued)
                                   (In thousands)

                                                          March 31,    June 30,
                                                            1998        1997
                                                         -----------  ---------
                                                         (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                     $ 8,422     $ 7,423
  Customer deposits                                             298         307
  Deferred revenue                                           11,374       9,685
  Income taxes payable                                            -          63
  Current portion of long-term obligations                      306         775
                                                         -----------  ---------
     TOTAL CURRENT LIABILITIES                               20,400      18,253

LONG-TERM OBLIGATIONS                                           305         530

BANK CREDIT AGREEMENT                                         4,644           -

DEFERRED INCOME TAXES                                         2,958       2,108

SHAREHOLDERS' EQUITY
  Common stock,  authorized 20,000 shares; issued
     6,727 shares at March 31, 1998, and
     6,160 at June 30, 1997; at stated capital
     amounts of  $.01 per share                                  66          62
  Convertible preferred stock of subsidiary                   1,031       1,031
  Capital in excess of stated value                          23,193      13,291
  Retained earnings                                           7,142      10,853
  Cumulative translation adjustment                          (1,306)       (556)
                                                         -----------  ---------
                                                             30,126      24,681

  Less: Cost  of common shares in treasury,
     304 shares at March 31, 1998
     and June 30, 1997, at cost                              (1,320)     (1,320)
                                                         -----------  ---------
     TOTAL SHAREHOLDERS' EQUITY                              28,806      23,361
                                                         -----------  ---------
     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                                   $57,113     $44,252
                                                         -----------  ---------
                                                         -----------  ---------


See notes to consolidated financial statements

                      SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                  (unaudited)

                                                      Three Months           Nine Months
                                                     Ended March 31,        Ended March 31,
                                                    ------------------    -----------------
                                                     1998       1997       1998       1997
                                                    -------    -------    -------   -------
License fees                                        $14,137     $7,852    $38,171   $23,210
Service, maintenance and support                     10,185      7,506     27,733    21,375
                                                    -------    -------    -------   -------
     Net revenue                                     24,322     15,358     65,904    44,585

License fees                                          3,688      2,145     10,079     6,525
Service, maintenance and support                      5,463      3,260     14,500    10,069
                                                    -------    -------    -------   -------
     Cost of revenue                                  9,151      5,405     24,579    16,594
                                                    -------    -------    -------   -------
     Gross Margin                                    15,171      9,953     41,325    27,991
                                                    -------    -------    -------   -------

Selling, general and administrative                  12,204      7,994     31,078    21,399
Research and product development                      1,870      1,501      5,614     3,954
Acquisition research and development write-off            -          -      6,503         -
                                                    -------    -------    -------   -------
        Total operating expenses                     14,074      9,495     43,195    25,353
                                                    -------    -------    -------   -------

        Operating income (loss)                       1,097        458     (1,870)    2,638

Interest and other income (expense), net                (67)        18       (132)      123

                                                    -------    -------    -------   -------
Income (loss) before income taxes                     1,030        476     (2,002)    2,761

Provision for income taxes                              389        183      1,710     1,050

                                                    -------    -------    -------   -------
        Net income (loss)                              $641       $293    ($3,712)   $1,711
                                                    -------    -------    -------   -------
                                                    -------    -------    -------   -------
Basic EPS:
        Net income (loss) per share                   $0.10       $0.05    ($0.60)    $0.30
                                                    -------    -------    -------   -------
                                                    -------    -------    -------   -------
Diluted EPS:
        Net income (loss) per share                   $0.09       $0.05    ($0.60)    $0.29
                                                    -------    -------    -------   -------
                                                    -------    -------    -------   -------
Weighted average number of common
shares outstanding                                    6,519       5,930     6,229     5,679
                                                    -------    -------    -------   -------
                                                    -------    -------    -------   -------
Weighted average number of common
shares outstanding assuming dilution                  7,115       6,345     6,229     5,994
                                                    -------    -------    -------   -------
                                                    -------    -------    -------   -------


See notes to consolidated financial statements

                     SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                 (unaudited)

                                                           Nine Months Ended
                                                              March 31,
                                                      ---------------------------
                                                          1998          1997
                                                      ------------  -------------
                                                      Increase (decrease) in cash
OPERATING ACTIVITIES
   Net income (loss)                                     ($3,712)     $1,711
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
     Acquisition research and development write-off        6,503         -
     Depreciation and amortization                         4,250       3,111
     Provision for losses on accounts receivable             323          (6)
     Provision for deferred income taxes                     625         114

   Changes in operating assets and liabilities:
     Trade accounts receivable                            (7,973)     (4,248)
     Prepaid expenses and other receivables                  (62)          7
     Inventory                                              (169)        (69)
     Deposits                                               (462)       (606)
     Accounts payable and accrued expenses                  (223)     (1,323)
     Customer deposits                                      (340)        (73)
     Deferred revenue                                        959       2,495
     Income taxes payable/refundable                         373         202
                                                      ------------  -------------
     NET CASH PROVIDED BY
     OPERATING ACTIVITIES                                     92       1,315


See notes to consolidated financial statements

                       SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                (In thousands)

                                 (unaudited)

                                                             Nine Months Ended
                                                                 March 31,
                                                         --------------------------
                                                             1998          1997
                                                         -----------   ------------
                                                         Increase (decrease) in cash
INVESTING ACTIVITIES
    Purchase of equipment and improvements                  (2,144)      (1,915)
    Additions to purchased and developed software           (3,393)      (2,481)
    Purchase of subsidiaries, net of cash acquired            (149)      (1,191)
                                                         -----------   ------------

    NET CASH USED BY
    INVESTING ACTIVITIES                                    (5,686)      (5,587)

FINANCING ACTIVITIES
  Proceeds from issuance of common
    stock and exercise of stock options                        566          718
  Additions to long-term obligations, net of payments        3,824          (84)
                                                         -----------   ------------

     NET CASH PROVIDED
     BY FINANCING ACTIVITIES                                 4,390          634

     Effect of exchange rate changes on cash                    51          (64)
                                                         -----------   ------------

     Net change in cash                                     (1,153)      (3,702)

  Cash at beginning of period                                2,332        6,774
                                                         -----------   ------------

    CASH AT END OF PERIOD                                   $1,179       $3,072
                                                         -----------   ------------
                                                         -----------   ------------

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

     The following proforma information (in $000's) displays revenue and net income assuming the Company and Pritsker had been combined at the beginning of the period presented. The one time, non-recurring charge of approximately $6.5 million is excluded from proforma net income.

                                                        Nine Months
                                                      Ended March 31,
                                                  ---------   -----------
                                                     1998         1997
     Revenue                                       $67,069      $47,517
                                                  ---------   -----------
                                                  ---------   -----------

     Net Income                                    $ 2,163      $ 1,761
                                                  ---------   -----------
                                                  ---------   -----------

Note C - Earnings per Share

     The Company adopted the provisions of Statement No. 128, "Earnings Per Share" (SFAS 128) during the fiscal quarter ended December 31, 1997. In accordance with the provisions of SFAS No. 128, earnings per share for 1997 have been restated. The following table sets forth the computation of basic and diluted earnings per share (in $000's except per share data):

                                                 Three Months        Nine Months
                                               Ended March 31,     Ended March 31,
                                              ------------------  ------------------
                                                1998      1997      1998      1997
                                              --------  --------  --------  --------
NUMERATOR:
   Net income for both basic and diluted
   earnings (loss) per share                     $641      $293    ($3,712)   $1,711
                                              --------  --------  --------  --------
                                              --------  --------  --------  --------
DENOMINATOR:
   Weighted-average shares outstanding          6,394     5,770      6,104     5,519

   Contingently issuable shares (VAS)             125       160        125       160
                                              --------  --------  --------  --------
   Denominator for basic earnings (loss)
   per share                                    6,519     5,930      6,229     5,679

   Effect of dilutive securities:
   Employee stock options                         596       415          -       315
                                              --------  --------  --------  --------
   Denominator for diluted earnings (loss)
   per share                                    7,115     6,345      6,229     5,994
                                              --------  --------  --------  --------
                                              --------  --------  --------  --------
   Basic earnings (loss) per share              $0.10     $0.05     ($0.60)    $0.30
                                              --------  --------  --------  --------
                                              --------  --------  --------  --------
   Diluted earnings (loss) per share            $0.09     $0.05     ($0.60)    $0.29
                                              --------  --------  --------  --------
                                              --------  --------  --------  --------

     If the effect of the non-recurring charge of $6.5 million were excluded from the financial results, the effect of dilutive securities should be factored into the denominator for the diluted earnings per share calculation. The effect of those dilutive securities for the nine month period ended
March 31, 1998 would be 595,000 shares.

Note D - Line of Credit

     In March, 1998, the Company renegotiated with a bank an $8.0 million unsecured revolving line of credit that expires in fiscal year 2000, and is convertible to a five year term loan at any time on or before October 31, 1999.

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

     Net revenue was $24.3 million for the third quarter ended March 31, 1998, an increase of 58% from the same quarter of the previous year. Both license fee and service, maintenance and support revenues contributed to the net revenue increase, but most significantly license fee revenue with an 80% increase. For the nine months ended March 31, 1998, net revenue was $65.9 million, an increase of 48% from the same period of the previous year. Consistent with the third quarter, license fee revenue growth for the nine months ended March 31, 1998 accounted for a significant portion of the overall increase in net revenue, increasing 64% from the same period last year, and service, maintenance and support revenues increasing by 30%.

     Geographically, North America and Europe continued to be the primary contributors to the growth of software license fee revenue. In comparison to the same quarter of last year, license fee revenue for the third quarter ended March 31, 1998 more than doubled in North America and increased by more than 50% in Europe. In North America, an increased number of sales representatives and improved productivity, positively impacted results. The Company's acquisition of Pritsker Corporation in the second quarter ended December 31, 1997 (discussed in Note B to the financial statements), also contributed to the third quarter increase in license fee revenue in North America. In Europe, the Company's operations in the United Kingdom continued to improve during the third quarter. The Company attributes part of this continued improvement to recent changes in sales management personnel in the United Kingdom that have resulted in a more productive sales force. The impact of the Asian economic difficulties, particularly in Southeast Asia, adversely affected the Company's business during the third quarter. As a result, license fee revenue in Asia increased by only 6% for the third quarter compared to the same quarter last year. In total, revenue outside of North America represented approximately 22% of total Company revenue during the third quarter, down slightly from the 25% realized by the Company in the prior few quarters.

     License fee results for the nine months ended March 31, 1998 were consistent with performance for the third quarter, increasing by more than 60%, most significantly in North America and Europe.

     Service, maintenance and support revenue increased 36% to $10.2 million during the third quarter ended March 31, 1998, compared to $7.5 million for the same quarter last year. For the nine month period ended March 31, 1998, service, maintenance and support revenue increased

30% to $27.7 million compared to the same period last year. Service, maintenance and support revenue continued to grow during the third quarter and the nine months ended March 31, 1998, primarily due to the Company's increased customer base.

Cost of Revenue

     Total cost of revenue as a percentage of net revenue was 38% for the third quarter ended March 31, 1998, compared to 35% for the same quarter of the previous year. The slight decline in margin is attributable to lower service and support margins primarily due to an increase in the rate of investment in the services organization to support the growth in license fee revenue. For the nine months ended March 31, 1998, the total cost of revenue as a percentage of net revenue remained constant at 37%.

Selling, General and Administrative Expense

     Selling, general and administrative expense was $12.2 million for the third quarter ended March 31, 1998 compared to $8.0 million for the same quarter last year, a 53% increase. As a percentage of revenue, selling, general and administrative expense was 50% of net revenue compared to 52% for the same quarter last year. The decrease is primarily attributable to the improved productivity of the North American sales channel. On a year-to-date comparison basis the trend is also favorable. Selling, general and administrative expense increased in total 45% and, as a percentage of revenue, dropped from 48% last year to 47% this year.

Research and Development

     Research and development expenditures, including amounts capitalized for the third quarter ended March 31, 1998, were $2.9 million compared to $2.5 million for the same quarter last year. For the nine months ended March 31, 1998, research and development expenses were $9.0 million compared to $6.5
million for the same period last year.   The Company capitalized research and
development costs of $1.0 million for each of the third quarters ended March 31, 1998 and 1997. For the nine months ended March 31, 1998, the Company capitalized $3.3 million of research and development expenses compared to $2.5 million for the same period last year. The increase in research and development expenditures is expected to continue as the Company devotes a significant percentage of its resources to developing and enhancing existing and new products.

Acquisition Research and Development Write-Off Impact on Net Income and EPS

     As a result of the acquisition of Pritsker Corporation, which was completed during the second quarter ended December 31, 1997, the Company realized a non-recurring charge of $6.5 million relating to the write-off of acquired in-process technology. Excluding the one time charge for the nine months ended March 31, 1998, net income increased 63% to $2.8 million with earnings per share increasing to $0.41 compared to $0.29 a year ago.

Provision for Income Taxes

     The effective tax rate was 38% for each of the third quarters ended March 31, 1998 and 1997.

Liquidity and Capital Resources

     Cash provided by operations was $92 thousand for the third quarter ended March 31, 1998, compared to $1.3 million of cash provided by operations during the same quarter last year. The increase in net income before the write-off of acquisition research and development costs was offset by the increase in trade accounts receivable. Trade accounts receivable days sales outstanding was 103 days at March 31, 1998 compared to 97 days at March 31, 1997. An increase in installment payments on software license fees from new customers (particularly on large deals) contributed to the increase in days sales outstanding. For both periods presented, the Company invested in software development, computer equipment, and acquisitions. During the third quarter ended March 31, 1998, the Company met its cash needs from cash on hand and borrowings under its unsecured line of credit. Cash at March 31, 1998 decreased to $1.2 million from $3.1 million at March 31, 1997.

     Working capital of $13.1 million increased $5.2 million over the June 30, 1997 year end level of $7.9 million. During the third quarter ended March 31, 1998, the Company restructured an unsecured line of credit with a bank increasing the credit facility to $8.0 million, of which the Company has drawn down $4.6 million as of March 31, 1998. The Company is in the process of negotiating an increase on the unsecured line of credit to $15.0 million. It is expected that the Company's continued expansion of its operations and products will result in additional requirements for cash in the future.

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

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS", INCLUDING INFORMATION REGARDING FUTURE ECONOMIC PERFORMANCE AND PLANS AND OBJECTIVES OF MANAGEMENT, WHICH ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING STATEMENTS. SUCH UNCERTAINTIES AND RISKS INCLUDE, BUT ARE NOT LIMITED TO, PRODUCT DEMAND AND MARKET ACCEPTANCE; THE IMPACT OF COMPETITIVE PRODUCTS; THE COMPANY'S ABILITY TO MAINTAIN EFFICIENT MARKETING AND DISTRIBUTION OPERATIONS WITH RESPECT TO NEW PRODUCTS; THE COMPANY'S ABILITY TO INTEGRATE PRITSKER INTO ITS CURRENT BUSINESS IN A TIMELY MANNER OR TO PROFITABLY MARKET AND DISTRIBUTE PRITSKER'S PRODUCT LINES; THE YEAR 2000 COMPLIANCE ISSUE; FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS; THE COMPANY'S ABILITY TO RETAIN KEY TECHNICAL AND MANAGEMENT PERSONNEL; TIMING OF PRODUCT DEVELOPMENT AND EXPANSION OF OPERATIONS; PRODUCT PRICING AND OTHER FACTORS DETAILED IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OTHER FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The disclosures required under this Part I, Item 3 are omitted pursuant to the General Instructions to Item 305 of Regulation S-K, because this Quarterly Report on Form 10-Q, for the quarter ended March 31, 1998, does not contain financial statements for fiscal years ended after June 15, 1998.

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

          a)   See Index to Exhibits.

          b)   Reports on Form 8-K.

          None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SYMIX SYSTEMS, INC.



Date:  May 14, 1998                    /s/ Lawrence W. DeLeon
                                       --------------------------------------
                                       Lawrence W. DeLeon,
                                       Duly Authorized Officer and
                                       Principal Financial Officer

                                 INDEX TO EXHIBITS

Exhibit No.           Description                  Page
-----------           -----------                  ----
   3(a)(1)            Amended Articles of          Incorporated herein by
                      Incorporation of Symix       reference to Exhibit
                      Systems, Inc. (as filed      3(a)(1) to the Annual
                      with the Ohio Secretary of   Report on Form 10-K for
                      State on February 8, 1991)   the fiscal year ended June
                                                   30, 1997

   3(a)(2)            Certificate of Amendment to  Incorporated herein by
                      the Amended Articles of      reference to Exhibit
                      Incorporation of Symix       3(a)(2) to the Annual
                      Systems, Inc. (as filed      Report on Form 10-K for
                      with the Ohio Secretary of   the fiscal year ended June
                      State on July 16, 1996)      30, 1997

   3(a)(3)            Amended Articles of          Incorporated herein by
                      Incorporation of Symix       reference to Exhibit
                      Systems, Inc. (reflecting    3(a)(3) to the Annual
                      amendments through July 16,  Report on Form 10-K for
                      1996, for purposes of SEC    the fiscal year ended June
                      reporting compliance only)   30, 1997

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

   4(a)(1)            Amended Articles of          Incorporated herein by
                      Incorporation of Symix       reference to Exhibit
                      Systems, Inc. (as filed      3(a)(1) to the Annual
                      with the Ohio Secretary of   Report on Form 10-K for
                      State on February 8, 1991)   the fiscal year ended June
                                                   30, 1997

   4(a)(2)            Certificate of Amendment to  Incorporated herein by
                      the Amended Articles of      reference to Exhibit
                      Incorporation of Symix       3(a)(2) to the Annual
                      Systems, Inc. (as filed      Report on Form 10-K for
                      with the Ohio Secretary of   the fiscal year ended June
                      State on July 16, 1996)      30, 1997

   4(a)(3)            Amended Articles of          Incorporated herein by
                      Incorporation of Symix       reference to Exhibit
                      Systems, Inc. (reflecting    3(a)(3) to the Annual
                      amendments through July 16,  Report on Form 10-K for
                      1996, for purposes of SEC    the fiscal year ended June
                      reporting compliance only)   30, 1997

Exhibit No.           Description                  Page
-----------           -----------                  ----
   4(b)               Amended Regulations of       Incorporated herein by
                      Symix Systems, Inc.          reference to Exhibit 3(b)
                                                   to the Registration
                                                   Statement on Form S-1 of
                                                   Registrant filed
                                                   February 12, 1991
                                                   (Registration No.
                                                   33-38878)

  10(a)               Second Amendment to Loan     Page 19
                      Agreement Among Symix
                      Systems, Inc. and Symix
                      Computer Systems, Inc. and
                      Bank One, NA

  27                  Financial Data Schedule      Page 27

                                 EXHIBIT 10(a)

                      SECOND AMENDMENT TO LOAN AGREEMENT
                           AMONG SYMIX SYSTEMS, INC.
                AND SYMIX COMPUTER SYSTEMS, INC. AND BANK ONE, NA

                    SECOND AMENDMENT TO LOAN AGREEMENT AMONG
              SYMIX SYSTEMS, INC. and SYMIX COMPUTER SYSTEMS, INC.
                                      AND
                                  BANK ONE, NA
                            DATED AS OF MAY 20, 1996

     THIS SECOND AMENDMENT ("Second Amendment") is dated as of March 4, 1998, between SYMIX SYSTEMS, INC., an Ohio corporation ("SSI") and SYMIX COMPUTER SYSTEMS, INC., an Ohio corporation ("SCSI" and, collectively with SSI, the "Companies") and BANK ONE, NA, a national association ("Bank One").

                                  WITNESSETH:

     WHEREAS, the Companies and Bank One, parties to that certain Loan Agreement dated as of May 20, 1996, amended by First Amendment dated as of August 13, 1997 (the "Agreement"), have agreed to amend the Agreement on the terms and conditions hereinafter set forth. Terms not otherwise defined herein are used as defined in the Agreement as amended hereby.

     NOW, THEREFORE, the Companies and Bank One hereby agree as follows:

     SECTION 1. AMENDMENT OF THE AGREEMENT. The Agreement is, effective the date hereof, hereby amended as follows:

          1.1. In Section 1.1.1, the words "Six Million Dollars ($6,000,000)" shall be deleted each time they appear and the words "Eight Million Dollars ($8,000,000)" shall be inserted in their place.

          1.2. In Section 1.1.2, the words "Exhibit A-2" shall be deleted and the words "Exhibit A-3" shall be inserted in their place.

          1.3. In Section 1.1.4(a) and (b) and in Section 1.2.4(a) and (b), the word "quarter" shall be deleted and the word "month" shall be inserted in its place each time it is used.

          1.4. In Section 1.1.5, the fraction "one-eighth percent (1/8%)" shall be deleted and the fraction "three eighths percent (3/8%)" shall be inserted in its place.

          1.5. In Section 1.2.1, the words "Six Million Dollars ($6,000,000)" shall be deleted and the words "Eight Million Dollars ($8,000,000)" shall be inserted in their place.

          1.6. In Section 8, the definition of "Guarantors" is amended by adding "Pritsker Corporation, an Ohio corporation," after the words "shall mean" but before "Symix Computer Systems (Canada), Inc."

          1.7. Exhibits A and A-2 are hereby deleted and are replaced by Exhibit A-3 attached to this Second Amendment.

          1.8. In Section 5.6, the following shall be added to the end: "; PROVIDED, HOWEVER, that Symix Computer Systems (Malaysia), Inc., Symix Systems (Ontario), Inc., Visual Applications Software, Inc and Symix Computer Systems (New Zealand), Inc. and any subsidiary created after January 31, 1998 (collectively, the "Excluded Subsidiaries") shall not be required to sign guaranties until the tangible net worth of such entity exceeds $250,000; PROVIDED, FURTHER, HOWEVER, that Symix (France), NA shall not be required to sign a guaranty."

          1.9. In Section 4.2, the following sentence shall be added: "In addition, the Companies shall furnish to Bank One within forty-five (45) days after the close of each quarter of each fiscal year a financial statement showing the tangible net worth and net income of the Excluded Subsidiaries for such period, and which are certified as true and correct in all material respects by the Chief Financial Officer of SSI.

     SECTION 2. GOVERNING LAW. This Second Amendment shall be governed by and construed in accordance with the laws of the State of Ohio.

     SECTION 3. COSTS AND EXPENSES. All fees, costs or expenses, including reasonable fees and expenses of outside legal counsel, incurred by Bank One in connection with either the preparation, administration, amendment, modification or enforcement of this Second Amendment shall be paid by the Companies on request, PROVIDED, HOWEVER, that Bank One and its outside legal counsel will provide the Companies good faith estimates of the cost of legal services in connection with the amendment or modification of this Second Amendment.

     SECTION 4. COUNTERPARTS. This Second Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which when taken together shall constitute one and the same agreement.

     SECTION 5. CONFESSION OF JUDGMENT. Each Company hereby authorizes any attorney at law to appear for the Company, in an action on this Second Amendment, at any time after the same becomes due, as herein provided, in any court of record in or of the State of Ohio, or elsewhere, to waive the issuing and service of process against the Company and to confess judgment in favor of the holder of this Second Amendment or the party entitled to the benefits of this Second Amendment against the Company for the amount that may be due, with interest at the rate herein mentioned and costs of suit, and to waive and release all errors in said proceedings and judgment, and all petitions in error, and right of appeal from the judgment rendered. No judgment against one Company shall preclude Bank One from taking a confessed judgment against the other Company.

     SECTION 6. CONDITIONS PRECEDENT. Simultaneously with the execution hereof, Bank One shall receive all of the following, each dated the date hereof, in form and substance satisfactory to Bank One:

          6.1. Certified copies of (a) the resolutions of the board of directors of each Company evidencing authorization of the execution, delivery, and performance of this Second Amendment, the Revolving Credit Note, the other documents set forth in this Section 6 and such other instruments and agreements contemplated thereby; and (b) all documents evidencing other necessary corporate action and governmental approvals, if any, with respect to this Second Amendment or the transactions contemplated hereby.

          6.2. The Revolving Credit Note, dated as of the date hereof, issued by the Companies.

          6.3. Unconditional Continuing Guaranty of Pritsker Corporation accompanied by (a) certified copies of the resolutions of such corporation's board of directors evidencing the authorization of the execution, delivery and performance of such guaranty and (b) an incumbency certificate of such corporation.

          6.4. Such other documents as Bank One may, in its reasonable discretion, so require.

     SECTION 7. REAFFIRMATION OF REPRESENTATIONS AND WARRANTIES; NO DEFAULTS. The Companies hereby expressly acknowledge and confirm that the representations and warranties of the Company set forth in Section 3 of the Agreement are true and accurate on this date with the same effect as if made on and as of this date; that no financial condition or circumstance exists which would inevitably result in the occurrence of an Event of Default under Section 6 of the Agreement; and that no event has occurred or no condition exists which constitutes, or with the running of time or the giving of notice would constitute an Event of Default under Section 6 of the Agreement.

     SECTION 8. REAFFIRMATION OF DOCUMENTS. Except as herein expressly modified, the parties hereto ratify and confirm all of the terms, conditions, warranties and covenants of the Agreement, and all security agreements, pledge agreements, mortgage deeds, assignments, subordination agreements, or other instruments or documents executed in connection with the Agreement, including provisions for the payment of the Notes pursuant to the terms of the Agreement. This Second Amendment does not constitute the extinguishment of any obligation or indebtedness previously incurred, nor does it in any manner affect or impair any security interest granted to Bank One, all of such security interests to be continued in full force and effect until the indebtedness described herein is fully satisfied.

     The Companies have executed this Second Amendment as of the date first above written.

SYMIX SYSTEMS, INC.                    SYMIX COMPUTER SYSTEMS, INC.

By:    /s/ Larry W. DeLeon             By:    /s/ Larry W. DeLeon
       -------------------------       ---------------------------------
Name:  Larry W. DeLeon                 Name:  Larry W. DeLeon
Its:   Vice President, Chief           Its:   Vice President, Chief
         Financial Officer                      Financial Officer
         and Secretary                          and Secretary
--------------------------------------------------------------------------------
WARNING - BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.
--------------------------------------------------------------------------------


BANK ONE, NA

By:    /s/ Kimberley C. Currie
       --------------------------
Name:  Kimberley C. Currie
Its:   Vice President

                                  Exhibit A-3

                   AMENDED AND RESTATED REVOLVING CREDIT NOTE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
$8,000,000                                                        Columbus, Ohio
                                                                   March 4, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     On or before October 31, 1999, for value received, the undersigned, SYMIX SYSTEMS, INC., an Ohio corporation and SYMIX COMPUTER SYSTEMS, INC., an Ohio corporation (individually, a "Company" and, collectively, the "Companies") hereby jointly and severally promise to pay to the order of Bank One, NA, a national association (the "Bank") or its assigns, as further provided herein, the principal amount of Eight Million Dollars ($8,000,000) or, if such principal is less, the aggregate unpaid principal amount of all loans made by the Bank to the Companies pursuant to the Credit Commitment under the Agreement referred to in Section 1 hereof, together with interest on the unpaid principal balance from time to time outstanding hereunder until paid in full at the rates determined in accordance with the provisions of Section 1.1.4 of the Agreement, payable as set forth in the Agreement. Both principal and interest are payable in federal funds or other immediately available money of the United States of America at the Main Office of the Bank, 100 East Broad Street, Columbus, Ohio 43271-0170. This Amended and Restated Revolving Credit Note amends and restates in its entirety the Amended and Restated Revolving Credit Note issued to the Bank by the Companies dated August 13, 1997 and the Revolving Credit Note issued to the Bank by the Companies dated May 20, 1996.

     SECTION 1.  LOAN AGREEMENT.  This Amended and Restated Revolving Credit
Note is the Note referred to in the Loan Agreement dated as of May 20, 1996 as amended by First Amendment dated August 13, 1997 and Second Amendment dated as of the date hereof (the "Agreement") between the Companies and the Bank, as the same may be amended, modified or supplemented from time to time, which Agreement, as amended, is incorporated by reference herein. All capitalized terms used herein shall have the same meanings as are assigned to such terms in the Agreement. This Amended and Restated Revolving Credit Note is entitled to the benefits of and is subject to the terms, conditions and provisions of the Agreement. The Agreement, among other things, contains provisions for acceleration of the maturity hereof upon the happening of certain stated events, and also for repayments and reborrowings on account of the principal hereof prior to maturity upon the terms, conditions and provisions specified.

     SECTION 2. WAIVER OF PRESENTMENT. The Companies hereby waive presentment, demand, notice, protest, notice of protest, notice of dishonor and all other demands and notices in connection with the delivery, acceptance, performance and enforcement of this Note.

     SECTION 3. CONFESSION OF JUDGMENT. The Companies hereby authorize any attorney at law to appear for the Companies, in an action on this Note, at any time after the same becomes due, as herein provided, in any court of record in or of the State of Ohio, or elsewhere, to waive the issuing and service of process against the Companies and to confess judgment in favor of the holder of this Note against the Companies for the amount that may be due, with interest at the rate herein mentioned and costs of suit, and to waive and release all errors in said proceedings and judgment, and all petitions in error, and right of appeal from the judgment rendered. No judgment against one Company shall impair the Bank's right to receive a confession of judgment against the remaining Company.

     SECTION 4. WAIVER OF JURY TRIAL. THE BANK AND THE COMPANIES HEREBY VOLUNTARILY, IRREVOCABLY AND UNCONDITIONALLY WAIVE ANY RIGHT TO HAVE A JURY PARTICIPATE IN RESOLVING ANY DISPUTE, WHETHER SOUNDING IN CONTRACT, TORT, OR OTHERWISE, BETWEEN THE BANK AND THE COMPANIES ARISING OUT OF, IN CONNECTION WITH, RELATED TO, OR INCIDENTAL TO THE RELATIONSHIP ESTABLISHED BETWEEN THE COMPANIES AND THE BANK IN CONNECTION WITH ANY LOAN DOCUMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH OR THEREWITH OR THE TRANSACTIONS RELATED HERETO OR THERETO. THIS PROVISION IS A MATERIAL INDUCEMENT TO THE BANK TO ENTER INTO THE FINANCING TRANSACTIONS WITH COMPANIES. IT SHALL NOT IN ANY WAY AFFECT, WAIVE, LIMIT, AMEND OR MODIFY THE BANK'S ABILITY TO PURSUE ITS REMEDIES INCLUDING, BUT NOT LIMITED TO, ANY CONFESSION OF JUDGMENT OR COGNOVIT PROVISION CONTAINED HEREIN OR IN ANY OTHER DOCUMENT RELATED HERETO.

     SECTION 5. NATURE OF OBLIGATIONS. The obligations of the Companies hereunder (the "Obligations") are joint and several and a separate action or actions may be brought and prosecuted against either Company regardless of whether any action is brought against the other Company or whether the other Company is joined in any such action(s). The Companies may be sued together or either of them may be sued separately without first, contemporaneously or subsequently, suing the other. The Bank may compromise with either of the Companies for less than all of the amounts owing hereunder and under the Loan Documents and release either of the Companies from all further liability to the Bank for the amounts owing hereunder and under the Agreement all without impairing the rights of the Bank to demand and collect the balance of the amounts owing hereunder and under the Agreement from the other Company not so sued or released. There shall be no duty or obligation of the Bank to exhaust any remedy in law or in equity against either Company before bringing suit or instituting proceedings of any kind against the other Company. The Companies and all sureties, endorsers and guarantors of this Amended and Restated Revolving Credit Note (a) waive demand, presentment for payment, notice of nonpayment, protest, notice of protest and all other notices, filing of suit and diligence in collecting this Amended and Restated Revolving Credit Note, (b) agree to any release of any party primarily or secondarily liable thereon, and (c) consent to any extension or postponement of time of payment of this Amended and Restated Revolving Credit Note and to any other indulgence with respect hereto without notice thereof to any of them.

     The Obligations hereunder are irrevocable and may only be discharged by the full and timely payment of the amounts owing by the Companies hereunder and thereunder and will not be discharged, released, altered or modified by any other action or omission of any Person, on any one or more occasions, including, without limitation (a) the amendment, modification or waiver of the Agreement or any performance due hereunder or thereunder, (b) the impairment, grant, exchange, release, surrender or disposal of any collateral, (c) the release or discharge of a Company's Obligations, (d) the existence or assertion by either Company of any personal defense to its obligations including, without limitation, bankruptcy, (e) the exercise, pursuit or waiver of any right or remedy that the Bank may have at any time, (f) the Bank's failure to give notice to either Company of the occurrence of any default in the Company's performance hereunder or under the Agreement, (g) the taking or omission to take any action hereunder or under the Agreement, (h) the Bank's release or discharge of any guaranty or accommodation with respect to the Obligations,
(i) the impossibility or illegality of performance by the Companies or (j) any change in the corporate organization of the Bank.

     If either Company at any time shall pay any sums on account of any Obligation or take any other action in performance of any Obligation, such Company shall be subrogated to the rights, powers, privileges and remedies of the Bank in respect of such Obligation; PROVIDED that all such rights of subrogation and all claims and indebtedness arising therefrom shall be, and the Company hereby agrees that the same are, and shall be at all times, in all respects subordinate and junior to the Banks claims for all the Obligations, and PROVIDED, FURTHER, that the Company hereby agrees that it shall not seek to exercise any such rights of subrogation, reimbursement, exoneration, or indemnity whatsoever or any rights of recourse to any security for any of the Obligations unless or until all the Obligations shall have been indefeasibly paid in full. The waivers, representations, warranties, covenants and agreements contained in this paragraph are for the benefit of and may be enforced by the Bank and such Company and their respective successors and assigns, including without limitation any trustee in bankruptcy of such Company.

--------------------------------------------------------------------------------
WARNING - BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.
--------------------------------------------------------------------------------

SYMIX COMPUTER SYSTEMS, INC.           SYMIX SYSTEMS, INC.

By:                                    By:
   ---------------------------             ---------------------------
Name: Larry W. DeLeon                  Name:  Larry W. DeLeon
      Vice President, Chief            Its:   Vice President, Chief
        Financial Officer                       Financial Officer
        and Secretary                           and Secretary