Form 10-K
period 1998-06-30
SYMIX SYSTEMS INC
filed 1998-09-28
CIK 872443

                                        UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION

                                    Washington, D.C. 20549

                                          FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998.

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________________.

                               Commission File Number: 0-19024
                                                       -------

                                    Symix Systems, Inc.
                 ------------------------------------------------------------
                    (Exact name of registrant as specified in its charter)

             OHIO                                                  31-1083175
----------------------------------------                     -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

        2800 Corporate Exchange Drive
        Columbus, Ohio                                              43231
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:              (614) 523-7000
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

                                        Yes  X   No
                                            ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at September 22, 1998 was $75,335,545.

The number of common shares outstanding at September 22, 1998 was 6,507,054.

Documents Incorporated by Reference:

        (1) The Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on November 11, 1998 is incorporated by reference into Part III of this Annual Report on Form 10-K.

                                    PART I

ITEM 1.  BUSINESS

GENERAL

        Symix Systems, Inc. ("Symix" or the "Company") designs, develops, markets and supports a fully integrated manufacturing, planning and financial software solution that addresses the Enterprise Resource Planning ("ERP") requirements of mid-market discrete manufacturers and individual manufacturing sites of larger manufacturers. Historically, manufacturers have implemented ERP systems to achieve improvements in manufacturing operations and related cost reductions. Today, manufacturers increasingly face global competition, the challenges of managing multinational and multi-site operations and more demanding customer service requirements. In response to this complex business environment, manufacturers have begun to focus on customer interaction, which requires further integrating customer requirements into the overall fulfillment cycle. Business software solutions not only must deliver the operational improvements of traditional ERP, but also must provide capabilities to enhance customer interaction and improve revenue performance. Mid-market manufacturers generally are constrained by limited financial and technological resources; nevertheless, they require ERP solutions that offer a high degree of flexibility and functionality and can integrate customers with business processes. Through its Customer Synchronized Resource Planning ("CSRP") approach, the Company delivers to mid-market manufacturers a cost-effective ERP solution that facilitates a shift in focus from manufacturing-centric planning to customer-centric planning.

        Traditional ERP Systems enable the collection, management and integration of data concerning component procurement, inventory management, manufacturing control, distribution, financial and other functions to improve manufacturing efficiency. CSRP incorporates and extends traditional ERP functionality to integrate customer requirements into manufacturers' core business processes. The Company's primary ERP product, SyteLine, improves manufacturers' performance with respect to customer service, planning and materials management, production management and enterprise administration. SyteLine operates across a wide range of hardware platforms using the Windows NT and UNIX operating systems. In addition, Symix offers complementary software capabilities including: configuration, which integrates the customer with the order process to increase the quality of complex product orders; field service, which improves the quality and efficient delivery of field service and support; advanced planning and scheduling, which allows manufacturers to optimize scheduling of production operations to improve customer satisfaction and on-time delivery while reducing the manufacturers' and their customers' inventory carrying costs; electronic commerce and web enabled communication capabilities, which facilitate communication between businesses and their customers and suppliers; on-line analytical processing, which aids in decision-making by providing comprehensive analysis of operational data stored by SyteLine; and enterprise process documentation, which speeds the implementation of ERP systems and facilitates the execution of ISO 9000 quality initiatives. The Company's CSRP approach provides highly integrated, client-focused, software solutions that address the critical business needs of mid-market manufacturers.

        Symix offers a wide range of services, including project management, implementation, product education, technical consulting, programming services, system integration and maintenance and support. Symix works with consulting firms and third party vendors to deliver integrated CSRP solutions. The Company has focused its products and services on the following vertical markets: industrial equipment, fabricated metals, furniture and fixtures, electronics, containers and packaging, and industrial.

        The Company has more than 3,300 customer sites, which it services and supports through a worldwide network of 26 offices in 13 countries.

        Symix was incorporated under the laws of the State of Ohio in 1984. The Company's principal executive offices are located at 2800 Corporate Exchange Drive, Columbus, Ohio 43231, and its telephone number is (614) 523-7000.

INDUSTRY BACKGROUND

        Manufacturers are increasingly subject to global competitive pressures. At the same time, customer requirements are becoming increasingly complex. Manufacturers must manage larger product portfolios, shorten product development and delivery cycles, reduce inventory levels, respond to customers' customization demands and implement complex multinational manufacturing and distribution strategies. In response, manufacturers have turned to business process reengineering and to ERP solutions to improve operational efficiency and to manage resources across the enterprise. According to Advanced Manufacturing Research, the worldwide ERP software marketplace will grow to approximately $14.8 billion in 1998 from an estimated $9.6 billion in 1997. Market growth through the year 2000 is estimated to exceed 30% per year.

        Traditional ERP systems enable the collection, management and integration of data concerning component procurement, inventory management, manufacturing control, distribution, finance and other functions with the goal of improving the efficiency of manufacturing production. Increasingly, manufacturers look for functionality and flexibility beyond the scope of traditional ERP systems and seek to manage the collection and integration of all information that flows to and from customers, suppliers and business partners.

        Mid-market manufacturers are impacted by the increasingly dynamic and competitive manufacturing environment and must address their needs for functionality and flexibility with limited staff and technical and financial resources. Such manufacturers require an affordable ERP system that incorporates broad functionality, is easy to install and maintain and can be rapidly deployed. The ERP system is the most important application system for the mid-market manufacturer, but the operational efficiencies gained from a traditional ERP system alone are no longer sufficient to maintain a competitive advantage. Mid-market manufacturers' ability to synchronize individual customer preferences with their production and planning systems will be critical to their success.

        As mid-market manufacturers expand their focus from the traditional ERP goal of improving operational efficiency to the goal of identifying and assessing customer needs and preferences and incorporating such information into the resource planning decision, the requirements placed on their ERP systems will increase. Mid-market manufacturers must evolve from a manufacturing-centric business model that focuses solely on improving operational efficiency to a customer-centric business model that incorporates customer needs into the order fulfillment process.

THE SYMIX SOLUTION

        Symix designs, develops, markets and supports a fully integrated manufacturing, planning and financial software solution that addresses the ERP requirements of mid-market manufacturers. Symix's CSRP approach creates a competitive advantage for manufacturers by integrating all aspects of their operations to satisfy customers' demands. The CSRP approach enhances and extends ERP and integrates customers into manufacturers' core planning and delivery processes by aligning customer requirements with manufacturers' sales, marketing, engineering, manufacturing and customer service resources.

        The Company combines its core ERP system, SyteLine, with complementary products to deliver CSRP solutions. Symix delivers a combination of technology, functionality and services to enable manufacturers to implement rapidly a solution that integrates customer needs and requirements into manufacturers' business planning and execution systems. The Company believes its approach results in enhanced customer relationships, increased productivity, improved operating efficiency and lower total cost of ownership. The benefits to manufacturers using the Symix solution include the following:

    IMPROVED CUSTOMER RELATIONSHIPS. CSRP integrates customer requirements with manufacturers' sales, marketing, engineering, manufacturing and customer service information, resulting in more accurate planning and scheduling decisions, rapid response times, better on-time deliveries, improved order fulfillment and improved field service delivery, thereby providing greater customer satisfaction.

    REDUCED TOTAL COST OF OWNERSHIP. The Company's solutions are designed to minimize the total cost of implementing, operating and maintaining ERP systems and to maximize operating efficiency. Symix's software runs on standard hardware platforms, providing users with the flexibility to leverage existing technology systems and to optimize system configurations. The modular design of the Company's software allows manufacturers to implement systems quickly and easily and provides the flexibility to add additional functionality or change business process models as customer needs and business requirements change.

    REDUCED TIME TO BENEFIT. The Company believes its ability to implement its software solution rapidly and reduce manufacturers' time to benefit is a key competitive advantage. The Company reduces implementation time in three ways. First, Symix employs a structured implementation methodology that separates the solution implementation process into distinct and manageable phases, ensuring coordination throughout the implementation process. Second, the Company's proprietary business process modeling tool enables customers to map the appropriate systems and procedures necessary to increase the speed of the deployment process. Third, Symix maintains strategic relationships with numerous business partners, which enable the Company to provide a solution that addresses manufacturers' software, hardware and MIS needs in an integrated fashion with minimal customer disruption.

STRATEGY

        The Company's objective is to be a leading provider of CSRP solutions to mid-market discrete manufacturers. The key components of the Company's strategy include:

    EXPAND CSRP SOLUTIONS. The Company believes its CSRP approach affords manufacturers unique competitive advantages by enabling them to drive business processes with real-time customer information. Implementing a CSRP solution increases product accuracy, decreases delivery times and improves operational efficiency. More importantly, CSRP provides the infrastructure to create customized solutions that improve customer satisfaction. The Company is committed to continuing its CSRP approach.

    STRENGTHEN MID-MARKET LEADERSHIP POSITION. The Company believes that it is a leading provider of ERP solutions to mid-market manufacturers and that its CSRP solutions strengthen its market position. The Company has more than 3,300 customer sites, which it services and supports through a worldwide network of 26 offices in 13 countries. The Company intends to leverage its technology and customer base to enhance its leadership position in its targeted vertical markets and to pursue new vertical markets in which it has expertise.

    EMBRACE SIMPLE AND EASY TO USE TECHNOLOGY. The Company's CSRP approach emphasizes the commitment to a simple but powerful technology solution through Microsoft and Progress Software. The use of technology tools from Microsoft and Progress standardizes and simplifies integration efforts and avoids the costly maintenance of internally supported proprietary development tools. The Company will continue to concentrate its development resources on these technology platforms.

    PURSUE STRATEGIC PARTNERSHIPS. The Company will continue to provide the tools, techniques, methodologies and other elements required to simplify the task of implementing and supporting software solutions. Symix intends to pursue this strategy through alliances with industry leading partners and/or acquisitions of new technology.

    EXPAND MARKET PENETRATION THROUGH CONSULTING PARTNERS. The development of existing and new partnerships with major regional accounting and consulting firms is an important tool in the generation of sales leads for the Company. Symix has formed alliances with consulting partners, including Arthur Andersen LLP, Deloitte & Touche LLP and Grant Thornton LLP, to promote the Company's products. The Company believes that these and other new alliances will continue to provide access to key decision makers in the Company's target markets.

PRODUCTS

        Symix's core ERP product is SyteLine. SyteLine is the Company's client/server-based product that was rearchitected and developed from earlier versions of Symix ERP solutions. SyteLine encompasses all of the functionality of earlier versions of Symix ERP solutions, but also provides full client/server and graphical user interface ("GUI") features, multi-site capabilities and enhanced international financial reporting. SyteLine targets make-to-order, high configuration manufacturing of industrial products in five key vertical markets; industrial equipment, fabricated metals, furniture and fixtures, containers and packaging, and industrial electronics.

        The preferred operating system environment for SyteLine is Windows NT, although it is compatible with UNIX. The Company's development efforts are focused on developing products for the Windows NT environment. As a result, the Company's future success depends upon the adoption of Windows NT as an operating system environment and SQL Server as the reference database by mid-size discrete manufacturers for mission critical applications. Delays in the widespread adoption of Windows NT by the Company's target customers may adversely affect the Company's business, operating results or financial condition.

        In addition to SyteLine, the Company offers complementary software products, including SyteAPS, an advanced planning and scheduling product allowing optimization of production scheduling and on-time delivery; SyteSelect, a rules-based order configurator that enhances the speed and accuracy of complex order fulfillment; SytePower, a data analysis tool that provides the capability to distill business intelligence from data warehouses; SyteGuide, a business process modeling and flow charting tool that enables quality systems implementation and ISO 9000 compliance; SyteEDI and SyteWeb, electronic commerce software applications designed to deliver customer and supplier-focused business-to-business communications solutions; and SyteService, a field service management software product that is integrated with SyteLine. SyteService is based on Symix's stand-alone FieldPro product. FieldPro enables field service organizations to schedule and dispatch field service technicians, maintain warranty and service history and update purchasing and inventory records. FieldPro is specifically targeted at high technology and office equipment service organizations.

        The complementary software products such as SyteService, SyteSelect and SyteAPS are written in C++ programming language, operate in a Microsoft Windows NT operating environment, and use SQL Server as a database.

        The core ERP product SyteLine is written in PROGRESS, a proprietary fourth-generation programming language licensed from Progress Software Corporation ("PSC"). PROGRESS provides manufacturers with reporting and development tools that have significant flexibility. The Company receives revenues from the resale of PROGRESS and pays royalties to PSC. Symix also offers other PSC products, including PROGRESS 4GL tools and Relational Database Management System ("RDBMS").

        The Company depends on the availability of PROGRESS for license to its customer base and the acceptance of PROGRESS by its customers. The Company has entered into a non-exclusive application partnership agreement with PSC pursuant to which the Company is authorized to market and distribute PROGRESS in connection with sales of the Company's products. Under the terms of the agreement, the Company bears primary responsibility for assisting customers in developing applications with PROGRESS and agrees to provide appropriate support to PROGRESS customers. The current agreement between the Company and PSC may be terminated by either party upon ninety (90) days' written notice of its intention to terminate to the other party. In addition, the agreement may be terminated immediately by either party if a material breach of the agreement by the other party continues after thirty (30) days' written notice.

        The Company has in the past and may in the future experience product release delays because of delays in the release of PROGRESS products or product enhancements. Any such delays could have a material adverse effect on the Company's business, operating results and financial condition.

        The failure of PSC to continue its relationship with the Company or to develop, support or enhance PROGRESS in a manner competitive with enhancements of other present or future programming languages, the unavailability of PROGRESS licenses, the loss of market acceptance of PROGRESS and its associated relational database management system among mid-range discrete manufacturers, or the Company's inability to migrate its software to other languages on a timely basis if PROGRESS were no longer to be available could have a material adverse effect on the Company's business, operating results and financial condition.

    SYTELINE. SyteLine supports manufacturers' core business processes. The functional components of the application package include the following:

 CUSTOMER SERVICE. Customer service applications enable manufacturers to estimate, configure and accept orders accurately and rapidly. The estimating capabilities help manufacturers standardize all customer quoting activity, access such information on-line and generate reports for analysis and customer reporting. Customer service applications enable manufacturers to perform extensive pricing and sales analysis and to handle on-line most customer inquiries such as product availability, order status, receivable status or discounts.

 PLANNING AND MATERIALS MANAGEMENT. Planning and materials management applications enable manufacturers to plan capacity and material availability for each manufacturing site, including conversion of customer orders into bills of material and job routings, management of plant capacity to meet anticipated demand while minimizing expedited orders, timely incorporation of changes from customers and product engineers and inventory management to reduce carrying costs while managing material availability for scheduled productions.

 PRODUCTION MANAGEMENT. Production management applications enable manufacturers to select three manufacturing production control methods to match the level of control and diversity desired: work orders, production scheduling and just-in-time production management. These three production environments can be maintained simultaneously, providing a manufacturer with flexibility to mix and match different production methods. For example, a manufacturer may select production scheduling as the production method for the final assembly and just-in-time production management for the subassemblies.

 ENTERPRISE ADMINISTRATION. The enterprise administration financial management tools are tightly integrated with production operations and capture the required transactions in a form that supports flexible analysis across all business locations. The system provides various costing alternatives, including work order costing and period-based costing, and allows for actual and standard cost analysis. Through enhanced multi-currency capabilities, the financial tools provide flexible consolidation modeling and analysis for multinational manufacturers.

        Substantially all of the Company's net revenues are derived from the sale of its core ERP product SyteLine and complementary products and services. As a result, the Company's success depends upon continued market acceptance of SyteLine by mid-range discrete manufacturers as well as the Company's ability to develop new versions of SyteLine and to develop or acquire complementary products or product lines to meet the needs of new and existing customers.

    COMPLEMENTARY PRODUCTS. The Company sells complementary products that expand the breadth of functionality of the Symix ERP products. These products have been developed by Symix internally and in coordination with third party software vendors.

 SYTEAPS. SyteAPS is an advanced planning and scheduling system that develops realistic and synchronized productions plans and schedules that simultaneously consider the multiple constraints and limitations of the production environment. The fully integrated version of SyteAPS with SyteLine is scheduled to be available by the end of the calendar year 1998.

 SYTESELECT. SyteSelect is an interactive product configuration software application that was specially designed for and integrated with SyteLine. SyteSelect was developed in conjunction with Trilogy Development Group, a provider of client/server sales and marketing software. SyteSelect provides manufacturers with the ability to configure, estimate, order and price complex products and services. Once the order and product are configured, the data is sent to production where bills of material and job routing instructions are automatically generated. SyteSelect is written in the C++ programming language and operates in a Windows NT operating environment. SyteSelect was released in September 1997.

 SYTEPOWER. SytePower is a data analysis product utilizing Online Analytical Processing tools from Cognos Corporation, an industry leader in business intelligence software tools. SytePower is an interactive, graphical data access and analysis solution that provides manufacturers a flexible, multi-dimensional view of business and operating data stored in SyteLine. SytePower was released in December 1996.

 SYTEGUIDE. SyteGuide is an internally developed business process modeling tool that provides custom enterprise modeling to speed ERP deployment and to provide a base for business process improvement initiatives such as ISO 9000. SyteGuide, which is comprised of a comprehensive set of implementation focused programs, resources and tools, was released in June 1997.

 SYTEEDI. SyteEDI is an electronic commerce software application product that delivers customer and supplier focused business-to-business communication solutions for SyteLine customers. SyteEDI was developed in conjunction with Sterling Commerce, Inc., an industry leader in electronic commerce solutions. SyteEDI is integrated with SyteLine and was released in September 1997.

 SYTESERVICE. SyteService is a service management application software that supports manufacturers' service businesses more efficiently and profitably through manpower scheduling, contract management, remote field service communications and inventory and purchasing tracking. SyteService is based on the Company's stand-alone FieldPro product, which is scheduled to be fully integrated with SyteLine by the end of calendar year 1998. SyteService is written in the C++ programming language and operates in a Windows NT operating environment.

    FIELDPRO. FieldPro is a service management application software product that supports the manufacturer's service business more efficiently and profitably through manpower scheduling, contract management, remote field service communications and inventory and purchasing tracking. FieldPro is written in the C++ programming language, operates in a Windows NT environment and utilizes the Microsoft SQL Server database. FieldPro was acquired by Symix as a result of its acquisition of Visual Applications Software, Inc. in January 1997. FieldPro is marketed and sold under a separate and stand-alone business unit within Symix, the CIT Division. The CIT Division focuses on selling FieldPro to high technology and office equipment service operations. As of June 30, 1998, there were 32 employees in the CIT Division.

  FACTOR. FACTOR is a finite capacity scheduling system designed to interface with ERP and shop floor data collection systems.

 SIMULATION. Simulation software allows managers and engineers to predict the effects of recommended changes to manufacturing and other systems before they are implemented. The Company's simulation products include FACTOR/AIM, a manufacturing-oriented simulation system, and AweSim, a general purpose simulation system.

    OTHER PRODUCTS. Other products include Automated Data Collection and the Computer Aided Design Interface, which interface with SyteLine. The Automated Data Collection interface incorporates bar code technology to record movement of items from the plant floor, track receipt or shipment of items, perform cycle counting and generate physical inventories. To assist manufacturers using computer aided design, the Company offers its Computer Aided Design Interface, which provides bi-directional import and export capabilities.

    ECC INITIATIVE. In July, 1998, the Company announced its planned early 1999 launch of a new ERP product line serving repetitive manufacturing of consumer products. Currently in the beta process, this new initiative, which is referred to as "ECC", will target three new vertical markets: (i) electronics, (ii) consumer durable and packaged goods, and (iii) computers and related peripherals. This new suite of products is being developed separately from SyteLine and is not a replacement for SyteLine. The ECC initiative will support repetitive manufacturers' core business processes including customer service, planning and materials management, production management and financial management.

        The new ECC products are written in the C++ programming language, operate in a Windows NT operating environment, and use only Microsoft tools and SQL Server data base. The new ECC products will be integrated with the complementary CSRP products to SyteLine, including advanced planning and scheduling, configuration and field services.

        The planned launch of the new ECC products in early 1999 will be limited to North America with international distribution anticipated in the second half of calendar year 1999. The

ECC initiative utilizes the same complementary CSRP products supporting SyteLine. Therefore, development efforts are not duplicated for these CSRP products in order to support two primary product lines.

        The Company is committed to continue to develop and support both SyteLine and the new ECC products. However, the release of the new ECC products may trigger customer concerns about the Company's future commitment to SyteLine. No assurance can be given that the release of the new ECC products will not adversely affect the sales or sales cycles for SyteLine and/or the other CSRP complementary products to SyteLine.

SERVICES AND SUPPORT

        The Company offers a full range of services that allow its customers to maximize the benefits of the Company's software products, including project management, implementation, product education, technical consulting, programming services, system integration and maintenance and support. The Company's services are priced separately, and fees for its services generally are not included in the price for its software product. Fees for maintenance and support services generally are billed 12 months in advance while all remaining consulting, education and programming services generally are billed as incurred.

        The Company considers its ability to implement its software solution rapidly a key competitive factor. The Company's professional services organization, which employs approximately 80 consultants and managers, uses a structured implementation methodology known as "RAPID FOCUS," which divides a customer's implementation into distinct phases: planning and installation, education and business system simulations, development of operating procedures, conversion planning, end-user training and cutover and post implementation evaluation. The Company offers both on-site and classroom training. Classroom training is available in nine different Company facilities throughout the world.

        In addition to the consultants employed directly by the Company, customers can receive consulting services from the Company's approximately 50 business partners. The Company also has actively established relationships with consulting firms to provide additional support in project management, implementation and system integration services for customers. The Company views these relationships as an important source of future leads for prospective customers.

        Although the Company attempts to minimize customization of its software products, the Company does provide professional programming services to modify its software products to address specific customer requirements. These modifications may include designing and programming complete applications or integrating the Company's software products with legacy systems.

        Maintenance and support services are available to all customers using an active release of the Company's software products. Maintenance and support services include product enhancements and updates, free upgrades to new versions, telephone support during extended business hours, full-time emergency support and access to the Company's customer support module on the Company's home page on the Internet. The price for maintenance and support services is based on a percentage of the list price of the Company's software product at the time the license is purchased. Fees for maintenance and support services are billed 12 months in advance, and revenue is deferred and recognized ratably over the term of the maintenance and support agreement.

SALES AND DISTRIBUTION

        The Company currently licenses SyteLine based on a license fee for each concurrent session or concurrent execution of its software products. The Company receives additional license fee revenue whenever a customer increases the number of concurrent sessions, usually as a result of the growth of the customer's business or expansion to other sites. SyteLine uses an encrypted key that allows the customer to use only the number of concurrent sessions for which the customer has received a license.

        The Company principally sells and supports its products and services through a direct sales and marketing force. The Company has made significant expenditures in recent years to expand its direct sales and marketing force, primarily outside the United States, and plans to continue such expansion. The Company's future success will depend in part upon the effectiveness of its direct sales and marketing force and the ability of the Company to continue to attract, integrate, train, motivate and retain new sales and marketing personnel. Competition for sales and marketing personnel in the software industry is intense. In addition, there can be no assurance that the Company's direct sales and marketing organization will be able to compete successfully against the sales and marketing operations of many of the Company's current and potential competitors. If the Company is unable to develop and manage its direct sales and marketing force effectively, the Company's business, operating results and financial condition could be materially and adversely affected.

        Sales leads are generated through a combination of in-house telemarketing, leads from consulting partners, advertising, trade shows and direct calls by sales staff. The Company sells its products and services through both a direct sales force and approximately 50 business partners worldwide. The Company currently maintains 26 sales and support offices worldwide: twelve in North America, nine in Asia Pacific and five in Europe. Symix's business partners in North America target the lower end of the mid-market manufacturing sector while its business partners in Asia Pacific and Europe primarily sell independently to companies within a geographic region or country.

        The operations of two former business partners in Australia and the Netherlands were acquired by the Company in 1996 and converted to sales and distribution subsidiaries. The Company also completed the acquisition of a French company in 1996, which now is a sales and distribution subsidiary of the Company. The French subsidiary currently has existing customers who use a French localized version of a manufacturing software product that is no longer being enhanced by the software vendor. The French subsidiary is targeting existing and new customers with a localized version of SyteLine.

        The Company will need to maintain and expand its relationships with its existing business partners and enter into relationships with additional business partners in order to expand the distribution of its products. There can be no assurance that current or future business partners will provide the level of expertise and quality of service required to license the Company's products successfully, that the Company will be able to maintain effective, long-term relationships with such business partners or that selected business partners will continue to meet the Company's sales needs. Further, there can be no assurance that these business partners will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationships with, or support of, the Company and its products. If the Company fails to maintain successfully its existing business partner relationships or to establish new relationships in the future, or if any such business partner exclusively adopts a product other than the Company's products, materially reduces its sales efforts relating to the Company's products or materially increases its support for competitive products, the Company's business, operating results and financial condition could be materially and adversely affected.

        In addition to business partners and third party consultants, hardware vendors continue to be an important source of sales leads. The Company has entered into cooperative marketing programs with International Business Machines Corporation and Data General Corporation and has informal marketing relationships with other hardware vendors such as Hewlett-Packard Company. The Company has responsibility for providing support for its software to its customers under each agreement, and the various hardware vendors are responsible for their products.

        In June, 1998, Mitsui & Co., Ltd. ("Mitsui"), the distributor of Symix products in Japan, acquired 13.3% of the ownership interest in the Company's Asia distribution operations for $2.0 million through the purchase of shares of Symix Computer Systems (Singapore) Pte. Ltd. ("Symix Singapore"). In connection with and prior to such investment, all of the outstanding shares of the Symix subsidiaries in Australia, New Zealand, Thailand, Hong Kong and Malaysia were transferred to Symix Singapore. Consequently, Mitsui currently owns 13.3% of the outstanding shares of Symix Singapore, with Symix owning the remaining 86.7%. Management believes that Mitsui's investment in Symix's Asia distribution operations along with Mitsui's increased sales support to Japanese companies throughout Asia will further legitimize Symix as a leading ERP vendor in the Asia Pacific region.

        The Company believes that its international sales in years prior to fiscal 1997 were not significant. With new subsidiaries in France, Australia and the Netherlands, and with continued growth in key areas such as Japan, China and Singapore, the Company believes international sales will account for an increasing percentage of its total sales over the next several years. The Company derived approximately 21% of its fiscal 1998, and approximately 25% of its fiscal 1997, net revenues from sales outside of North America.

        The amount of net revenue, operating income and identifiable assets attributable to each of the Company's geographic areas for fiscal 1998 and fiscal 1997 were as follows:

                                       NORTH       ASIA/PACIFIC     EUROPE
                                      AMERICA      -----------      ------
                                      -------
                                                  (IN THOUSANDS)
                   1998
        Net revenue...............    $77,225         $8,665        $11,707
        Operating income..........      8,773*         (694)            442
        Identifiable assets.......     47,778          9,392          9,212
                   1997
        Net revenue...............    $49,388         $8,259         $8,124
        Operating income..........      4,035            410            627
        Identifiable assets.......     32,531          5,766          5,955

     *Exclusive of $6.5 million acquisition research and development write-off.

        The Company expects to continue to expand its existing international operations and to enter additional international markets, which will require significant management attention and financial resources. Historically, the Company's international operations have been characterized by lower operating margins during the period in which marketing and distribution channels were being developed. Costs associated with international expansion include the establishment of additional foreign offices, the hiring of additional personnel, the localization and marketing of its products for particular foreign markets and the development of relationships with international service providers. If international revenue is not adequate to offset the expense of expanding foreign operations, the Company's business, operating results or financial condition could be materially adversely affected.

        A significant portion of the Company's international revenue is received in currencies other than U. S. dollars and, in the past, the Company has not engaged in hedging activities. As a result, the Company is subject to risks associated with foreign exchange rate fluctuations. Due to the substantial volatility of foreign exchange rates, there can be no assurance that foreign exchange rate fluctuations will not have a material adverse effect on the Company's business, operating results or financial condition.

        The Company's international operations are subject to other risks inherent in international business activities, such as the impact of recessionary environment in economies outside the United States, cultural and language difficulties associated with servicing customers, localization and translation of products for foreign countries, difficulties in staffing and managing international operations, difficulties in collecting accounts receivable and longer collection periods, reduced protection for intellectual property rights in some countries, exchange controls, restrictions on the repatriation of foreign earnings, political instability, trade restrictions, tariff changes and the impact of local economic conditions and practices. The Company's success in expanding its international business will be dependent, in part, on its ability to anticipate and effectively manage these and other risks. There can be no assurance that these and other factors will not have a material adverse effect on the Company's business, operating results or financial condition.

PRODUCT DEVELOPMENT

        Symix devotes a significant percentage of its resources to identifying manufacturers' needs, developing new features and enhancements to existing products and designing and developing new products. New products, updates and enhancements are developed by the Company's internal development staff. The Company's practice is to release updates and major enhancements on a regular basis. Symix works closely with manufacturers and business partners to improve and enhance its products.

        The market for the Company's products is characterized by rapid technological change, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards can cause customers to delay their purchasing decisions and render existing products obsolete and unmarketable. The life cycles of the Company's software products are difficult to estimate. As a result, the Company's future success will depend, in part, upon its ability to continue to enhance existing products and to develop and introduce in a timely manner new products with technological developments that satisfy customer requirements and achieve market acceptance. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner or that products, capabilities or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive or shorten the life cycles of the Company's products. See "Business--Competition." If the Company is unable to develop on a timely and cost-effective basis new software products or enhancements to existing products, or if such new products or enhancements do not achieve market acceptance, the Company's business, operating results and financial condition may be materially adversely affected.

        As a result of the complexities inherent in software development, and in particular development for multi-platform environments, and the broad functionality and performance demanded by customers for ERP products, major new product enhancements and new products can require long development and testing periods before they are commercially released. The Company has on occasion experienced delays in the scheduled introduction of new and enhanced products, and future delays could have a material adverse effect on the Company's business, operating results and financial condition.

        Research and product development expenses, including amounts capitalized were $12,200,000, $8,759,000 and $5,963,000 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. Capitalized software expenditures were $3,600,000, $3,100,000, and $2,290,000 for the same respective periods and were capitalized in accordance with the Statement of Financial Accounting Standards No. 86. Amortization of capitalized software costs is included in cost of revenue. The Company generally retains the right to remarket specific modifications developed by its programming services group in or with future product releases.

        As of June 30, 1998, capitalized software expenditures relating to the ECC initiative were $4.3 million. Amortization of these expenditures will begin upon the launch of the new ECC products, currently planned for early, 1999.

COMPETITION

        The market for ERP software is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. The Company has a large number of competitors that vary in size, computing environments and overall product scope. Within its market, the primary competition comes from independent software vendors in two distinct groups: (i) large system developers who are moving into the Company's market, including Baan Company, N.V., J.D. Edwards & Company, Oracle Corporation and SAP Aktiengellschaft, and (ii) traditional mid-market competitors, including DataWorks Corporation, Effective Management Systems, Inc., Fourth Shift Corporation and QAD, Inc.

        A number of companies offer products which are similar to the Company's products and are directed at the market for ERP systems for mid-market manufacturers. Many of the Company's existing competitors, as well as a number of potential new competitors, have more established and larger marketing and sales organizations, significantly greater financial, technical and other resources and a larger installed base of customers than the Company. Other competitors leverage vertical market expertise, reputation and price as competitive advantages. There can be no assurance that competitors will not offer or develop products that are superior to the Company's products or that achieve greater market acceptance.

        Several large companies which develop management information software applications for large multinational manufacturers are beginning to market to mid-market manufacturers targeted by the Company or otherwise develop applications that compete in the Company's markets. As the market for ERP software solutions expands, other companies may enter the Company's market or increase their market presence by acquiring or entering into alliances with competitors of the Company. As a result of all these factors, competition is likely to increase substantially, which may result in price competition, loss of market share or delayed purchasing decisions. There can be no assurance that the Company will be able to compete successfully against its competitors or that the competitive pressures faced by the Company will not adversely affect its financial performance.

        The Company believes that the most important considerations for potential customers for its software products are product functionality, open systems and client/server technology, ease of use and graphical interface, rapid installations, competitive pricing, corporate reputation, reliability and quality of technical support, documentation and education and size of installed user base. The Company further believes that it competes favorably in these areas.

PROPRIETARY TECHNOLOGY

        The Company's ability to compete is dependent in part upon its internally developed, proprietary intellectual property. The Company regards its products as proprietary trade secrets and confidential information. The Company relies largely upon its license agreements with customers; distribution agreements with distributors; and its own security systems, confidentiality procedures and employee agreements to maintain the trade secrecy of its products. The Company seeks to protect its programs, documentation and other written materials under copyright law. In addition, SYMIX, SyteLine, SytePower and Pritsker are registered trademarks and SyteAPS, SyteSelect, SyteService, SyteGuide, FieldPro, SyteWeb and SyteEDI are trademarks of the Company. None of the Company's products is patented.

        There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. Preventing or detecting unauthorized use of the Company's products is difficult. The Company also relies on certain other technology which it licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. No assurance can be given that the steps taken by the Company will prevent misappropriation of its technology or that its license agreements will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results or financial condition.

        Although the Company does not believe that its products infringe the proprietary rights of third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company or that any such assertions or prosecutions will not materially adversely affect the Company's business, operating results or financial condition. Regardless of the validity or the successful assertion of such claims, defending against such claims could result in significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on the Company's business, operating results or financial condition. In addition, the assertion of such infringement claims could result in injunctions preventing the Company from distributing certain products, which would have a material adverse effect on the Company's business, operating results and financial condition. If any claims or actions are asserted against the Company, the Company may seek to obtain a license to such intellectual property rights. There can be no assurance, however, that such a license would be available on reasonable terms or at all.

        The Company has in the past and may in the future resell certain software that it licenses from third parties and jointly develop software in which it will have co-ownership or cross-licensing rights. See
"Business-Products."

EMPLOYEES

        As of June 30, 1998, the Company employed 623 persons, including 171 in North American sales and service operations, 211 in development and support, 162 in international operations outside of North America and 79 in marketing and administration. None of the Company's employees is represented by a labor union. The Company has never experienced a work stoppage and believes that its employee relations are good.

        The Company's success depends to a significant extent upon senior management and other key employees. The loss of one or more key employees could have a material adverse effect on the Company. The Company does not have employment agreements with its executive officers, except Stephen A. Sasser, President and Chief Operating Officer, and does not maintain key man life insurance on its executive officers. In addition, the Company believes that its future success will depend in part on its ability to attract and retain highly skilled technical, managerial, sales, marketing, service and support personnel. Competition for such personnel in the computer software industry is intense. There can be no assurance that the Company will be successful in attracting and retaining such personnel, and the failure to do so could have a material adverse effect on the Company's business, operating results or financial condition.

YEAR 2000 COMPLIANCE

        The Company faces "Year 2000 compliance" issues similar to those faced by other companies in the information technology industry. Year 2000 compliance issues typically arise with respect to computer software systems and programs that use only two digits, rather than four digits, to represent a particular year. Consequently, these systems and programs may not process dates beyond the year 1999 and may result in miscalculations or system failures. Year 2000 compliance problems also may arise in embedded systems, such as environmental system controls, elevators and other products that use microprocessors or computer chips.

        The Company's current product and service offerings, including those products developed and supported by third party software vendors, have been designed to be Year 2000 compliant. New products also are being designed by the Company to be Year 2000 compliant. The Company's existing contracts with active customers (e.g., customers with effective maintenance and support agreements with the Company) cover recent software products that are Year 2000 compliant or for which a Year 2000 ready upgrade is available, or do not expressly obligate the Company to furnish an updated release that is Year 2000 compliant. The Company has communicated with its customers regarding Year 2000 compliance, notifying them of the availability of upgraded or new releases of the Company's products which are Year 2000 compliant for certain older software products released by the Company which may still be in use by them. In certain cases, the Company has warranted that the Company's current software product offerings are Year 2000 ready when specifically requested by the customer. Although the software products currently offered by the Company have been tested for Year 2000 readiness, any failure of the Company's software products to perform, including the failure to process dates beyond the year 2000, could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company is in the process of assessing the Year 2000 readiness of selected third parties, including key suppliers, subcontractors, business partners and customers. To the extent that the Company uses third party products or technology in its computer software products, the Company has obtained confirmation of Year 2000 compliance from such third party providers. A failure of one or more of such suppliers, subcontractors, business partners or customers to sufficiently address their Year 2000 compliance issues could adversely affect the Company's business, financial condition and results of operations.

        The Company also is in the process of reviewing its internal computer information system and non-computer systems, such as telecommunications equipment, building elevators, etc., which contain embedded computer technology, to determine whether such systems are Year 2000 compliant. Most of the embedded systems on which the Company relies in its daily operations are owned and managed by the lessors of the facilities in which the Company's operations are located, or by agents of such lessors. Although the Company's review of its internal computer information system and non-computer systems is not expected to be completed until March, 1999, the Company presently believes that such systems are Year 2000 compliant. The Company is less certain of the Year 2000 readiness of third parties who provide external services, such as public utilities, which could adversely impact the Company's operations. For example, the failure or interruption of electrical services would disrupt the Company's ability to communicate with its customers, suppliers, business partners and others. The Company does not anticipate any material costs associated with Year 2000 compliance relating to its internal computer information system or non-computer systems.

        All costs related to Year 2000 issues are being expensed by the Company. The Company does not expect that the total costs of evaluation and compliance with the Company's Year 2000 issues will be material.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM
10-K CONTAINS "FORWARD-LOOKING STATEMENTS", INCLUDING INFORMATION REGARDING FUTURE ECONOMIC PERFORMANCE AND PLANS AND OBJECTIVES OF MANAGEMENT, WHICH ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING STATEMENTS. IN SOME CASES, INFORMATION REGARDING CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM A FORWARD-LOOKING STATEMENT APPEAR TOGETHER WITH SUCH STATEMENT. OTHER UNCERTAINTIES AND RISKS INCLUDE, BUT ARE NOT LIMITED TO, DEMAND FOR AND MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS;
THE IMPACT OF COMPETITIVE PRODUCTS; THE COMPANY'S ABILITY TO MAINTAIN EFFICIENT MARKETING AND DISTRIBUTION OPERATIONS DOMESTICALLY AND INTERNATIONALLY; FUTURE WORLDWIDE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS; THE COMPANY'S ABILITY TO ATTRACT AND RETAIN HIGHLY SKILLED TECHNICAL, MANAGERIAL, SALES, MARKETING, SERVICE AND SUPPORT STAFF AND TO RETAIN KEY TECHNICAL AND MANAGEMENT PERSONNEL; TIMING OF PRODUCT DEVELOPMENT AND GENERAL RELEASE; THE COMPANY'S ABILITY TO SUCCESSFULLY RESOLVE ANY YEAR 2000 ISSUES; PRODUCT PRICING AND OTHER FACTORS DETAILED IN THIS ANNUAL REPORT ON FORM 10-K AND IN OTHER FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The Company's executive officers are as follows:

NAME                               AGE               POSITIONS WITH THE COMPANY
----                               ---               --------------------------
Lawrence J. Fox...............     42     Chairman of the Board and Chief Executive Officer
Stephen A. Sasser.............     49     President, Chief Operating Officer and a Director
Stephen A. Yount..............     43     Vice President of America's Field Operations
Lawrence W. DeLeon............     43     Vice President, Chief Financial Officer and Secretary
Otto E. Offereins.............     52     Vice President, General Manager of APS and ECC
                                          Division
Daryll Wartluft...............     57     Vice President, General Manager of SyteLine Division
Robert D. Williams............     43     Vice President of Human Resources
Catherine K. DeRosa...........     37     Vice President of Marketing
Jorge L. Lopez................     43     Vice President of Corporate Development/Strategic
                                          Planning

        LAWRENCE J. FOX founded Symix in 1979 as a sole proprietorship. He has held his present offices since Symix was incorporated in 1984.

        STEPHEN A. SASSER joined the Company in July 1995 as President and Chief Operating Officer. He has served as a director of the Company since July 1995. From October 1994 to June 1995, Mr. Sasser served as Vice President of International Operations for Trilogy Development Group, a provider of sales and marketing software. From August 1992 to October 1994, Mr. Sasser was Group Vice President of the Systems Management Division and Pacific Rim Operations of Legent Corporation, a provider of systems management software products and services ("Legent"). From April 1987 through its acquisition by Legent in 1992, Mr. Sasser served as President of the Data Center Management Division of Goal Systems International, Inc. ("Goal Systems"), which designed, developed, and marketed systems management software products.

        STEPHEN A. YOUNT joined the Company in May 1996 as Vice President of America's Sales and Services. In August, 1998 he was elected as Vice President of America's Field Operations. From 1995 to May 1996, he was Vice President of Sales at Tyecin Systems, a provider of client-server manufacturing software for the semi-contractor market. From 1993 to 1995, Mr. Yount served as Vice President of Sales and Services at Neuron Data, a client-server application development software company. From 1987 to 1993, he served in various senior sales positions at Legent, including Regional Vice President of Sales, Vice President of Sales and Director of Sales, Western Region.

        LAWRENCE W. DELEON joined Symix in August 1995 as Vice President, Chief Financial Officer and Secretary. From 1991 to August 1995, Mr. DeLeon served in various capacities at Legent, including Treasurer for Goal Systems, Europe Vice President-Finance and Administration and Vice President-Central Europe. From 1988 to 1991, Mr. DeLeon was Chief Financial Officer for Thunderbird Products Corporation, a boat manufacturer.

        OTTO E. OFFEREINS joined the Company in September 1995 as Vice President of Development and Support. In April, 1998 Mr. Offereins assumed the new role of Vice President, General Manager APS and ECC Division. He was Vice President and General Manager of Client Product Server Division of Legent from July 1994 to August 1995. From July 1992 to July 1994, Mr. Offereins served as Vice President of Support and Development for the Systems Management Division of Legent. From March 1991 to July 1992, he served as Vice President of Development and Support-Research and Development Division of Legent. Prior to March 1991, he was Executive Vice President of Operations for Syntelligence Corporation, a software company specializing in financial risk assessment.

        DARYLL WARTLUFT joined the Company in May, 1998 as Vice President, General Manager SyteLine Division. From August 1995 to April 1998, he was President and Chief Executive Officer and a director of Pivotpoint Inc., an ERP software and services provider. From April 1994 to August 1995, he served as Group Vice President of Applications Management Division of Legent. Prior to that time, he held various management positions with Group Bull Worldwide Information Systems, a provider of systems management software products and services, and International Business Machines Corporation.

        ROBERT D. WILLIAMS joined the Company in September, 1995 as Vice President of Human Resources. Prior to that time, he served as Director, Human Resources/Associate Relations of Legent from August 1992 to August 1995. From March 1990 to August 1992 he was Executive Director of Human Resources and Administrative Services of Goal Systems.

        CATHERINE K. DEROSA joined the Company as Director of Product Marketing in August 1994. She has served the Company in the position of Vice President of Marketing since January 1996. Prior to joining Symix and from 1992 to August 1994, Ms. DeRosa served as an independent consultant to several major technology companies in the Silicon Valley. From 1989 to 1992, Ms. DeRosa served as a Senior Consultant with Price Waterhouse, a major accounting and consulting firm. She also has held a variety of positions with Micro Card Technologies, Inc., an electronic components manufacturer and Texas Instruments Inc., a leader in semi-conductors and electronics. Ms. DeRosa is a Certified Public Accountant and received a masters in business administration degree from the Harvard Business School.

        JORGE L. LOPEZ joined the Company in November 1996 as Vice President of Corporate Development/Strategic Planning. From 1995 to November 1996, Mr. Lopez served as Vice President of Marketing for Salesoft Inc., a provider of automated sales and marketing software. From 1989 to 1995, Mr. Lopez served as Vice President of Strategic Alliances for Avalon Software, Inc. an enterprise resource planning software and services company. Prior to that time, Mr. Lopez held various marketing and technical positions with International Business Machines Corporation.

        The executive officers of the Company are appointed by and serve at the pleasure of the Symix Board of Directors. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was so appointed.

ITEM 2.  PROPERTIES

        The Company's corporate headquarters and principal administrative, product development, and sales and marketing operations are located in approximately 75,000 square feet of leased office space in Columbus, Ohio. The lease agreement commenced in July 1991 and will expire on June 30, 2001. The lease agreement provides for an annual base rent of approximately $1.2 million. Additionally, the Company has 25 leased sales and support offices throughout the United States and elsewhere.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is subject to legal proceedings and claims which arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these legal matters will have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                           PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Shares are traded in the over-the-counter market and are quoted on the Nasdaq National Market under the symbol "SYMX." The following table sets forth the high and low sale prices for the Common Shares for fiscal 1997 and 1998, as reported by the Nasdaq National Market.

                                                                           HIGH     LOW
                                                                           ----     ---
Fiscal year ended June 30, 1998

   First Quarter......................................................    $21.00   $10.75
   Second Quarter.....................................................     19.00    14.00
   Third Quarter......................................................     19.38    14.00
   Fourth Quarter.....................................................     22.88    18.13


Fiscal year ended June 30, 1997

   First Quarter......................................................    $ 8.50   $ 7.25
   Second Quarter.....................................................      8.63     7.38
   Third Quarter......................................................     10.88     7.88
   Fourth Quarter.....................................................     12.38     8.00


        The closing price on June 30, 1998 was $20.63. As of June 30, 1998, there were approximately 128 holders of record of the Common Shares, and the Company believes that there are more than 2,000 beneficial shareholders.

        The Company has never paid cash dividends on its Common Shares. The Company expects that all future earnings will be retained to finance the Company's operations and for the growth and development of its business. Accordingly, the Company does not currently anticipate paying cash dividends on its Common Shares in the foreseeable future. The payment of any future dividends will be subject to the discretion of the Board of Directors of the Company and will depend on the Company's results of operations, financial position and capital requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA.

        The following table summarizes certain consolidated financial data for each of the five years presented. The selected financial data presented below has been derived from, and should be read in conjunction with, the Company's audited financial statements, and the notes thereto.

         YEAR ENDED JUNE 30,               1998      1997      1996      1995     1994
         -------------------               ----      ----      ----      ----     ----
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING STATEMENT DATA:
Net revenue..........................    $97,597   $65,772   $45,759   $42,828   $35,486
Cost of revenue......................     35,701    23,690    16,496    15,672    12,917
                                        --------   -------   -------   -------   -------
   Gross margin......................     61,896    42,082    29,263    27,156    22,569
Operating expenses
   Selling, general, and
     administrative..................     45,474    31,351    21,593    24,774    19,188
   Research and product development..      7,901     5,659     3,673     3,744     2,589
   Restructuring and other unusual
     charges.........................       --        --         506      --        --
   Acquired research and development
     write-off.......................      6,503      --        --        --        --
                                        --------   -------   -------   -------   -------
   Total operating expenses..........     59,878    37,010    25,772    28,518    21,777
                                        --------   -------   -------   -------   -------
Operating income (loss)..............      2,018     5,072     3,491    (1,362)      792
Other income (expense), net..........       (178)      107       221       314       122
                                        --------   -------   -------   -------   -------
Income (loss) before income taxes....      1,840     5,179     3,712    (1,048)      914
Provision (benefit) for income taxes.      3,196     1,916     1,404      (410)      330
                                        --------   -------   -------   -------   -------
   Net income (loss).................    ($1,356)   $3,263    $2,308     $(638)     $584
                                        --------   -------   -------   -------   -------
                                        --------   -------   -------   -------   -------
Earnings (loss) per share(1).........     ($0.21)    $0.54     $0.41    $(0.12)    $0.10

Weighted average common and common
   share equivalents outstanding.....      6,317     6,079     5,582     5,424     5,585

BALANCE SHEET DATA:
Working capital......................    $13,575    $7,897    $7,538    $6,363    $9,466
Total assets.........................     66,382    44,252    30,463    26,069    24,473
Total long-term debt and lease
   obligations.......................      2,305       530        --       138       335
Total shareholders' equity...........     31,301    23,361    17,102    14,508    15,641

--------------------------------------------------------------------------------
(1) Where appropriate, all share data and references in this report have been adjusted for the 2-for-1 share split, effected in the form of a share distribution of one share for each share outstanding to shareholders of record on September 10, 1996. In addition, share data has been restated to conform with the provisions of FASB Statement 128 for all years presented.

ITEM  7.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
AND  RESULTS  OF OPERATIONS.

OVERVIEW

        Symix is a global provider of open, client/server manufacturing software for mid-range discrete manufacturers. Symix designs, develops, markets and supports a fully integrated manufacturing, planning and financial software system that addresses the ERP requirements of manufacturers. Following the fiscal 1995 year-end in which the Company incurred its first loss since becoming publicly traded in 1991, the Company hired a new president, Stephen A. Sasser, who implemented several changes in order to restore the Company to profitability. The new president reorganized the executive management staff by hiring several key executives and promoting certain employees into executive positions. Recognizing the strong foundation of the Company's core products and large customer base, the new management team refocused the Company's investments in development, marketing and promotional activities into supporting its traditional vertical markets within the mid-range discrete manufacturing market. The Company also restructured its sales channels by hiring new sales management in North America and Europe, revising sales compensation programs and reorganizing the services organization to align more directly with the sales organization.

        The Company also focused its efforts on building the international distribution channels through acquisitions and converting independent distributors to direct sales and services operations. The Company converted distributors in Australia, New Zealand and the Netherlands to subsidiary operations, and the Company acquired a French sales and distribution operation. During the fourth quarter of fiscal 1998, the Company opened a new office in Italy and acquired a minority interest in an independent distributor based in China. Revenue from foreign operations accounted for approximately 21% of total revenue in fiscal 1998, compared to 25% in fiscal 1997 and 13% in fiscal 1996. The decline in the percentage of revenue from foreign operations from fiscal 1997 to fiscal 1998 was the result of a general slowdown in the Asian economies combined with a strong performance in North America. The significant increase in revenue from foreign operations from fiscal 1996 to fiscal 1997 resulted primarily from the conversion of distributor operations and acquisitions. Prior thereto, the Company sold its products to its international distributors at a discount from U.S. list prices. Since conversion, Symix has been able to increase its international revenues by recognizing the full sale price on products sold internationally and by providing services and support directly to customers.

        During the fourth quarter of fiscal 1996, Symix introduced SyteLine, a client/server version of its core ERP product with a graphical user interface. SyteLine represents a large majority of new product sales to customers. In addition to SyteLine, the Company released and sold complementary products for data analysis (SytePower), product configuration (SyteSelect) and product implementation (SyteGuide) during the second half of fiscal 1997 that provided expanded features and functionality and enhanced sales of SyteLine. The Company also purchased a Canadian company, Visual Applications Software, Inc. ("VAS"), in January, 1997 that develops and distributes an application software product, FieldPro, which provides field service and warranty tracking capabilities for manufacturers and service organizations of computer and office equipment distributors. FieldPro is being marketed and distributed as a stand-alone product under a newly established business operating unit within Symix, the Customer Integrated Technologies Division ("CIT Division").

        In November, 1997, Symix continued its expansion of product offerings by acquiring Pritsker Corporation, which markets advanced planning and scheduling and simulation software to mid-market manufacturers. The Company incurred a nonrecurring charge of approximately $6.5 million in the quarter ending December 31, 1997, relating to the write-off of acquired in-process technology of Pritsker. Also during fiscal 1998, Symix introduced two new complementary products to SyteLine: electronic commerce (SyteEDI) and internet tools (SyteWeb).

        In fiscal 1998 the Company generated record revenues of $97.6 million and net income of $5.1 million, exclusive of a non-recurring charge related to the Pritsker acquisition.

        NET REVENUE

        The Company's net revenue is derived primarily from (1) licensing Symix software and providing custom programming services; (2) providing installation, implementation, training, consulting and systems integration services; and (3) providing maintenance and support on a subscription basis. Revenue for all periods presented is accounted for in accordance with AICPA Statement of Position 91-1 on Software Revenue Recognition.

        Net revenue increased 48% to $97.6 million in fiscal 1998, compared to increases of 44% and 7% for the years ended June 30, 1997 and 1996, respectively. The strong growth in fiscal 1998 and fiscal 1997 net revenue compared to previous years was the result of new software product offerings and the reorganized international distribution channel. Both software license fee revenue and service, maintenance and support revenue contributed significantly to the net revenue increase in fiscals 1998 and 1997. The revenue mix since 1996 is shown in the table below:

                                  Revenue Mix

                                                         Year ended June 30
                                          -----------------------------------------------
                                               1998             1997            1996
                                               ----             ----            ----
                                               (IN THOUSANDS, EXCEPT PERCENTAGES)
License fees..........................    $58,498    60%   $36,477    55%   $24,682   54%
Service, maintenance and support......     39,099    40%    29,295    45%    21,077   46%
                                          -------   ---    -------   ---    -------  ---

Total.................................    $97,597   100%   $65,772   100%   $45,759  100%

        Software license fee revenue increased 60% in fiscal 1998 compared to a 48% software license fee revenue growth in fiscal 1997. The increase in software revenue in fiscal 1998 was primarily the result of (1) the expanding number of products that complement the Company's core ERP software product, SyteLine, and (2) the acquisition of Pritsker in November, 1997, which contributed approximately $3.4 million in software license fee revenue in fiscal 1998. The increase in software license fee revenue in fiscal 1997 was primarily the result of (1) revenue from the Company's new client server ERP software product, SyteLine, which was released in March 1996, and (2) a reorganized international distribution channel.

        Service, maintenance and support revenue is derived from installation, implementation, training, consulting, systems integration and software product maintenance and support services. Service, maintenance and support revenue increased 33% in fiscal 1998 to $39.1 million from $29.3 million in fiscal 1997 and $21.1 million in fiscal 1996. The continued increase in service, maintenance and support revenue is attributable to growth in licensed Symix installations worldwide and the reorganization of Symix's service organization through the conversion of the international distributors and internal expansion. Services revenue made up 40% of total revenue in fiscal 1998, compared to 45% and 46% in fiscal 1997 and fiscal 1996, respectively. Services revenue as a percentage of total revenue declined from fiscal 1997 to fiscal 1998 due to the accelerating software license fee revenue growth and the Company's planned increase in outsourcing certain services to support new installations. Generally, maintenance and support contracts are billed annually and revenue is recognized ratably over the contract period, which is typically twelve months. Deferred revenue on the Company's balance sheet relating primarily to maintenance and support contracts increased from $9.7 million at June 30, 1997 to $13.2 million at June 30, 1998.

        COST OF REVENUE

        Total cost of net revenue as a percentage of net revenue was 37% for the year ended June 30, 1998 compared to 36% for each of the years ended June 30, 1997 and 1996.

        Cost of software license fees include royalties, amortization of capitalized software development costs and software delivery expenses. Cost of software license fees decreased to 25% of software license fee revenue in fiscal 1998 from 27% in fiscal 1997 and 28% in fiscal 1996. The decrease is the result of the increased volume of software license fee sales. Partially offsetting the improved software license fee margins was an increase in third-party royalties relating to the new complementary products for SyteLine released during the year.

        Cost of service, maintenance and support includes the personnel and related overhead costs for implementation, training and customer support services, together with fees paid to third parties for subcontracted services. Cost of service, maintenance and support was 54% of service and support revenue in fiscal 1998 compared to 48% in fiscal 1997 and 46% in fiscal 1996. The increase in cost of services in fiscal 1998 was a combination of higher than expected mix of consulting services as a percent to total services revenue and the continued expansion of using subcontractors to supplement the work performed by Company employees. In general, the use of subcontractors results in lower margins than employees but provides the Company increased flexibility in meeting customer demands. The small increase in cost of service, maintenance and support as a percentage of related revenue in fiscal 1997 compared to the prior fiscal year was the result of increased costs relating to the hiring of experienced service personnel to support new system installations. In addition, lower margins in the developing international distribution channels also contributed to the increase in the cost percentage. Partially offsetting these lower margins was the increase in installations and corresponding service renewals, from which the Company was able to realize improved margins.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses consist of personnel and related overhead costs, including commissions, for the sales, marketing, general and administrative activities of the Company, together with advertising and promotional costs. Selling, general and administrative expenses increased 45% in both fiscal 1998 and 1997. Selling, general and administrative expenses as a percent of net revenue were 47%, 48% and 47% for the years ended June 30, 1998, 1997 and 1996, respectively. The increase in expenses as a percent of revenue in fiscal 1997 was the result of significant increases in marketing and promotional activities and expanding international sales. This increase was partially offset by improved productivity of the North American sales channel.

        RESEARCH AND PRODUCT DEVELOPMENT

        Research and development expenses include personnel and related overhead costs for product development, enhancement, upgrades, quality assurance and testing. Total research and product development expenses, including amounts capitalized, were $12.2 million or 13% of net revenue for the year ended June 30, 1998, compared to $8.8 million or 13% of net revenue in fiscal 1997 and $6.0 million or 13% of net revenue in fiscal 1996. The Company capitalized research and development costs of $4.3 million, $3.1 million and $2.3 million for the years ended June 30, 1998, 1997 and 1996, respectively. Software development costs capitalized in a given period are dependent upon the nature and state of the development process and are recorded in accordance with Statement of Financial Accounting Standards No. 86. Upon general release of a product, related capitalized costs are amortized over three years and recorded as license fee cost of revenue. In addition to the $2.3 million of software development costs capitalized in fiscal 1996, the Company capitalized $1.0 million relating to the purchase of existing technology.

        The Company incurred a nonrecurring charge of approximately $6.5 million relating to the write-off of acquired in-process technology in conjunction with the Pristker acquisition.

        The increase in overall research and product development expense is due to staff expansion relating to the Company's development of future releases of SyteLine, increased development focus on interfacing with third-party software products and research involving new technologies and products.

        PROVISION FOR INCOME TAXES

        The effective tax rates for the years ended June 30, 1998, 1997 and 1996 were 174%, 37% and 38%, respectively. The increased effective tax rate in fiscal 1998 was primarily due to the $6.5 million acquisition research and development write-off which was not deductible for income tax purposes. The reduced effective tax rate in fiscal 1997 compared to the previous year was primarily due to the amount of foreign taxable earnings in countries with considerably lower effective rates, thereby reducing the Company's overall tax rate.

QUARTERLY RESULTS

        The following table sets forth certain unaudited operating results for each of the eight quarters in the two year period ended June 30, 1998. This information has been prepared by the Company on the same basis as its audited, consolidated financial statements, and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the Company's audited, consolidated financial statements and the notes thereto.

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

                                                        THREE MONTHS ENDED
                                                        ------------------

                         JUNE 30,  MAR. 31,  DEC. 31,  SEPT. 30,  JUNE 30,  MAR. 31,  DEC. 31,  SEPT. 30,
                           1998      1998      1997       1997      1997      1997      1996       1996
                         --------  --------  --------  ---------  --------  --------  --------  ---------
                                               (In thousands, except per share date)
Net revenue...........    $31,692   $24,322   $24,017    $17,565   $21,187   $15,358   $16,537    $12,690
Cost of revenue.......     11,122     9,151     8,537      6,891     7,097     5,405     6,050      5,138
                          -------   -------   -------    -------   -------   -------   -------    -------
   Gross margin.......     20,570    15,171    15,480     10,674    14,090     9,953    10,487      7,552
Operating expenses
   Selling, general, and
     administrative...     14,395    12,204    11,133      7,741     9,953     7,994     7,444      5,960
   Research and
     product
     development......      2,287     1,870     1,709      2,034     1,705     1,501     1,353      1,100
   Acquired research
     and development
     write-off........                          6,503
                          -------   -------   -------    -------   -------   -------   -------    -------
   Total operating
     expenses.........     16,682    14,074    19,345      9,775    11,658     9,495     8,797      7,060
                          -------   -------   -------    -------   -------   -------   -------    -------
Operating income
(loss)....                  3,888     1,097    (3,865)       899     2,432       458     1,690        492

Other income
   (expense), net.....        (46)      (67)      (16)       (50)      (16)       18        33         72
                          -------   -------   -------    -------   -------   -------   -------    -------





                                                        THREE MONTHS ENDED
                                                        ------------------

                         JUNE 30,  MAR. 31,  DEC. 31,  SEPT. 30,  JUNE 30,  MAR. 31,  DEC. 31,  SEPT. 30,
                           1998      1998      1997       1997      1997      1997      1996       1996
                         --------  --------  --------  ---------  --------  --------  --------  ---------
                                               (In thousands, except per share date)
Income (loss) before
   income taxes.......      3,842     1,030    (3,881)       849     2,416       476     1,723        564
                          -------   -------   -------    -------   -------   -------   -------    -------
                          -------   -------   -------    -------   -------   -------   -------    -------
Provision for
   income taxes.......      1,486       389     1,004        317       865       183       651        217
                          -------   -------   -------    -------   -------   -------   -------    -------
                          -------   -------   -------    -------   -------   -------   -------    -------
Net income (loss).....     $2,356      $641   $(4,885)      $532    $1,551      $293     $1,072      $347
Basic earnings (loss)
   per share                $0.36     $0.10    $(0.79)     $0.09     $0.26     $0.05     $0.19      $0.06
                          -------   -------   -------    -------   -------   -------   -------    -------
                          -------   -------   -------    -------   -------   -------   -------    -------

Diluted earnings
   (loss) per share...      $0.33     $0.09    $(0.79)     $0.08     $0.24     $0.05     $0.18      $0.06
Diluted earnings per
   share exclusive of
   acquired R&D
   write-off..........      $0.33     $0.09     $0.24      $0.08     $0.24     $0.05     $0.18      $0.06

Weighted average
   number of  common
   shares outstanding.      6,586     6,519     6,179      5,982     5,976     5,930     5,582      5,525

Weighted average
   number of common
   shares outstanding
   assuming dilution..      7,222     7,115     6,179      6,567     6,332     6,345     5,858      5,780

Weighted average
   number of common
   shares outstanding
   assuming dilution
   and exclusive of
   acquired R&D
   write-off.........       7,222     7,115     6,783      6,567     6,332     6,345     5,858      5,780

-----------------------
Note:   Share data has been restated to conform with the provisions of FASB
Statement 128.

LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by operations increased to $8.8 million in fiscal 1998 from $2.5 million in fiscal 1997 and $6.9 million in fiscal 1996. Cash provided by an increase in earnings in fiscal 1998, excluding the acquired research and development write-off, was offset by an increase in trade accounts receivable. Trade accounts receivable days sales outstanding were 97 days at June 30, 1998 in comparison to 95 days and 76 days at June 30, 1997 and 1996, respectively. For all three years presented, cash provided by operations was used primarily to fund software development costs and to purchase computer equipment. In 1997 and 1996, cash provided by operations also was used in connection with the Company's acquisition activities. In fiscal 1998, the Company received $2.0 million cash from Mitsui & Co., Ltd. in exchange for a 13.3% minority equity interest in Symix Singapore, the Company's Asia distribution operation. Cash at June 30, 1998 increased to $6.1 million from $2.3 million at June 30, 1997 and $6.8 million at June 30, 1996.

        Working capital was $13.6 million at June 30, 1998 compared to $7.9 million at June 30, 1997. The increase in working capital in fiscal 1998 and 1997 is primarily attributable to the increase in trade accounts receivable resulting from revenue growth and increase in days sales outstanding. For both fiscal 1998 and fiscal 1997, the increase in current assets was partially offset by the increase in deferred revenue due to the expanded Symix customer base and renewed service contracts.

        In addition to its present working capital, the Company has a $15.0 million unsecured revolving bank line of credit that expires in fiscal 2001. As of June 30, 1998, $2.0 million was drawn under the line of credit to fund the Company's working capital needs. The Company anticipates that the cash on hand, cash flow from operations and the bank line of credit will be sufficient to satisfy the Company's expected cash needs for the next 12 months.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

               Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                       Page

               Report of Independent Auditors.....................................     34
               Consolidated Statements of Operations - Years ended
               June 30, 1998, 1997, and 1996......................................     35
               Consolidated Balance Sheets - June 30, 1998 and 1997...............     36
               Consolidated Statements of Cash Flows - Years ended
               June 30, 1998, 1997, and 1996......................................     38
               Consolidated Statements of Shareholders' Equity - Years
               ended June 30, 1998, 1997, and 1996................................     40
               Notes to Consolidated Financial Statements -
               June 30, 1998......................................................     41

Financial statement schedule:

               Schedule II - Valuation and Qualifying Accounts....................     52

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL

               DISCLOSURE.

               None.

                                           PART III

     In accordance with general instruction G(3), the information required by Items 10, 11, 12 and 13 is hereby incorporated herein by reference from the Company's definitive proxy statement for its annual meeting of shareholders to be held on November 11, 1998, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year covered by this report, except that certain information required by Item 10 with respect to executive officers of the Company is set forth in Part I hereof under "Item 1. Business--Executive Officers of the Registrant".

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

        1      Financial Statements

               See Item 8.--Index to Financial Statements and Financial Statement Schedules

        2      Financial Statement Schedules

               See Item 8.--Index to Financial Statements and Financial Statement Schedules

        3      Exhibits:

               See Exhibit Index of this Report.

(b)     REPORTS ON FORM 8-K:

        None.

                                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September, 1998.

                                   SYMIX SYSTEMS, INC.

                                   By /s/ Lawrence W. DeLeon
                                     ----------------------------------------
                                   Lawrence W. DeLeon
                                   Vice President, Chief Financial Officer and
                                   Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 28th day of September, 1998.

        Signature                                         Title
        ---------                                         -----
/s/ Lawrence J. Fox*                        Chairman of the Board, Chief Executive
-----------------------------               Officer and Director
Lawrence J. Fox


/s/ Stephen A. Sasser*                      President and Chief Operating Officer
-----------------------------               and Director
Stephen A. Sasser


/s/ Lawrence W. DeLeon                      Vice President, Chief Financial Officer
-----------------------------               and Secretary
Lawrence W. DeLeon


/s/ John T. Tait*                           Director
-----------------------------
John T. Tait


/s/ Duke W. Thomas*                         Director
-----------------------------
Duke W. Thomas


/s/ Larry L. Liebert*                       Director
-----------------------------
Larry L. Liebert


/s/ James A. Rutherford *                   Director
-----------------------------
James A. Rutherford


-----------------------------
* By Power of Attorney

/s/ Lawrence W. DeLeon
-----------------------------
Lawrence W. DeLeon (Attorney-in-Fact)


                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Symix Systems, Inc.

     We have audited the accompanying consolidated balance sheets of Symix Systems, Inc. and Subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symix Systems, Inc. and Subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Columbus, Ohio
July 21, 1998

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Year Ended June 30,
                                                                 -----------------------------------
                                                                  1998          1997          1996
                                                                  ----          ----          ----
                                                                (In thousands, except per share data)
License fees                                                     $58,498       $36,477       $24,682
Service, maintenance and support                                  39,099        29,295        21,077
-----------------------------------------------------------------------------------------------------
  Net revenue                                                     97,597        65,772        45,759
License fees                                                      14,746         9,721         6,840
Service, maintenance and support                                  20,955        13,969         9,656
-----------------------------------------------------------------------------------------------------
  Cost of revenue                                                 35,701        23,690        16,496
-----------------------------------------------------------------------------------------------------
  Gross margin                                                    61,896        42,082        29,263
Selling, general, and administrative                              45,474        31,351        21,593
Research and product development                                   7,901         5,659         3,673
Acquisition research and development
write-off                                                          6,503          --            --
Restructuring and other unusual charges - Note G                    --            --             506
-----------------------------------------------------------------------------------------------------
  Total operating expenses                                        59,878        37,010        25,772
-----------------------------------------------------------------------------------------------------
  Operating income                                                 2,018         5,072         3,491
Other income (expense), net                                         (178)          107           221
-----------------------------------------------------------------------------------------------------
  Income before income taxes                                       1,840         5,179         3,712
Provision for income taxes - Note F                                3,196         1,916         1,404
-----------------------------------------------------------------------------------------------------
  Net Income (loss)                                              ($1,356)       $3,263        $2,308
-----------------------------------------------------------------------------------------------------
Basic EPS:
  Net income (loss) per share                                     ($0.21)        $0.57         $0.42
-----------------------------------------------------------------------------------------------------
Diluted EPS:
  Net income (loss) per share                                     ($0.21)        $0.54         $0.41
-----------------------------------------------------------------------------------------------------
Weighted average number of common
  shares outstanding                                               6,317         5,753         5,477
-----------------------------------------------------------------------------------------------------
Weighted average number of common
  shares outstanding assuming dilution                             6,317         6,079         5,582
-----------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS

                                                                    June 30,      June 30,
                                                                        1998          1997
                                                                    --------      --------
                                                                        (In thousands)
                                     Assets
Current assets:
     Cash and cash equivalents                                        $6,115        $2,332
     Trade accounts receivable, less allowance for doubtful
       accounts of $1,063 in 1998 and $702 in 1997                    32,925        21,689
     Inventories                                                         489           356
     Prepaid expenses                                                  1,346         1,162
     Other receivables                                                   427           300
     Deferred income taxes - Note F                                      573           311
------------------------------------------------------------------------------------------
     Total current assets                                             41,875        26,150
------------------------------------------------------------------------------------------
Other assets:
     Capitalized software, net of accumulated amortization
     of $8,164 in 1998 and $6,106 in 1997                             11,012         6,551
     Deferred income taxes - Note F                                      180           171
     Intangibles, net                                                  5,091         4,779
     Deposits and other assets                                         1,725           877
------------------------------------------------------------------------------------------
                                                                      18,008        12,378
------------------------------------------------------------------------------------------
Equipment and improvements:
     Furniture and fixtures                                            2,880         2,436
     Computer and other equipment                                     11,573        10,423
     Leasehold improvements                                            1,262         1,288
                                                                    --------      --------
                                                                      15,715        14,147
     Less allowance for depreciation and amortization                  9,216         8,423
------------------------------------------------------------------------------------------
                                                                       6,499         5,724
------------------------------------------------------------------------------------------
     Total assets                                                    $66,382       $44,252
------------------------------------------------------------------------------------------

                                                                June 30,     June 30,
                                                                    1998         1997
                                                                --------     --------
                                                                 (In thousands except
                                                                    per share data)


                             Liabilities and Shareholders' Equity

Current liabilities:

     Accounts payable and accrued expenses - Note H              $13,276        $7,423
     Customer deposits                                               288           307
     Deferred revenue                                             13,155         9,685
     Income tax payable                                            1,304            63
     Current portion of long-term obligations - Note J               277           775
---------------------------------------------------------------------------------------
     Total current liabilities                                    28,300        18,253

Long-term obligations - Note J                                       305           530

Bank credit agreement - Note E                                     2,000            --

Deferred income taxes - Note F                                     2,476         2,108

Minority Interest - Note L                                         2,000

Shareholders' equity - Note C
     Common stock, authorized 20,000 shares; issued
     6,778 shares at June 30, 1998, and 6,160 shares at
     June 30, 1997, at stated capital amounts
     of $.01 per share                                                68            62
     Preferred stock, authorized 1,000 shares; none issued
     and outstanding                                                  --            --
     Convertible preferred stock of subsidiary - Note I            1,031         1,031
     Capital in excess of stated value                            23,937        13,291
     Retained earnings                                             9,497        10,853
     Cumulative translation adjustment                            (1,912)         (556)
---------------------------------------------------------------------------------------
                                                                  32,621        24,681

Less: Common stock in treasury: 304 shares in 1998
       and 1997, at cost                                           1,320         1,320
---------------------------------------------------------------------------------------
     Total shareholders' equity                                   31,301        23,361
---------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                  $66,382       $44,252
---------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year Ended June 30,
                                                             -----------------------------------
                                                                 1998          1997        1996
                                                                 ----          ----        ----
                                                                         (in thousands)
    Increase (decrease) in cash
Operating Activities
Net income (loss)                                              ($1,356)      $3,263      $2,308
Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
        Acquisition research and development write-off           6,503           --          --
        Depreciation and amortization                            6,220        4,593       3,064

        Provision for losses (recoveries) on
            accounts receivable                                    353          261        (100)

        Provision for deferred income taxes                        572        1,417         433

        Changes in operating assets and liabilities:
            Trade accounts receivable                          (11,942)      (9,151)       (467)

            Prepaid expenses and other receivables                (181)        (474)       (190)

            Inventories                                           (133)         (45)        (40)

            Deposits and other assets                           (1,084)        (611)         80

            Accounts payable and accrued expenses                5,285          157       1,255

            Customer deposits                                      (14)          57        (428)

            Deferred revenues                                    2,831        3,216         215

            Income taxes payable/refundable                      1,721         (165)        755
------------------------------------------------------------------------------------------------
                Net cash provided by
                     operating activities                        8,775        2,518       6,885
------------------------------------------------------------------------------------------------

Investing Activities

Net purchases of equipment and improvements                     (3,273)      (2,649)     (1,463)

Additions to purchased and capitalized software                 (4,667)      (3,637)     (3,290)

Purchase of subsidiaries, net of cash acquired                    (699)      (1,191)         --
------------------------------------------------------------------------------------------------
                Net cash used by
                     investing activities                       (8,639)      (7,477)     (4,753)
------------------------------------------------------------------------------------------------

Financing Activities

Proceeds from issuance of shares on exercise
    of stock options                                               815          806         371

Additions to long-term obligations, net of payments              1,152         (151)       (197)

Additions to paid in capital                                     2,000           --          --
------------------------------------------------------------------------------------------------
                Net cash provided by
                  financing activities                           3,967          655         174
------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                           (320)        (138)        (30)

Net increase (decrease) in cash                                  3,783       (4,442)      2,276

Cash and cash equivalents at beginning
    of period                                                    2,332        6,774       4,498
------------------------------------------------------------------------------------------------
                Cash and cash equivalents at
                     end of period                              $6,115       $2,332      $6,774
------------------------------------------------------------------------------------------------



Supplemental disclosure of cash
    flow information:

Cash paid during the period for:

        Interest                                                  $374           $8         $49

        Income taxes (net of refunds)                               78          639         189
------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                           Convertible     Capital in
                                      Common Stock       Preferred Stock    Excess of            Cumulative
                                      ------------       ---------------     Stated   Retained  Translation   Treasury
                                    Shares    Amount     Shares    Amount    Value    Earnings   Adjustment    Stock
                                    ------    ------     ------    ------    -----    --------  -----------   --------

                                                                  (In thousands)


Balances at June 30, 1995            5,750       $58                        $10,614   $5,282       ($126)  ($1,320)
Issuance of shares on exercise
  of stock options                      76                                      306
Tax benefit on stock options
  exercised                                                                      65
Equity adjustment from foreign
  currency translation                                                                               (85)
Net income                                                                             2,308
------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1996            5,826        58                          10,985   7,590        (211)   (1,320)
Issuance of shares on exercise
  of stock options                     182         2                             662
Tax benefit on stock options
  exercised                                                                      322
Equity adjustment from foreign
  currency translation                                                                              (345)
Issuance of convertible
  preferred shares of subsidiary                             250    $2,062
Exercise of convertible
  preferred shares                     125         1        (125)   (1,031)    1,030
Issuance of shares for employee
  stock purchase plan                   27         1                             142
Compensatory portion of
  stock options granted                                                          150
Net income                                                                              3,263
------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1997           6,160         62         125     1,031    13,291   10,853       (556)   (1,320)
Issuance of shares on exercise
  of stock options                     97          1                             617
Tax benefit on stock options
  exercised                                                                      459
Equity adjustment from foreign
  currency translation                                                                            (1,356)
Issuance of shares for employee
  stock purchase plan                  36                                        257
Compensatory portion of
  stock options granted                                                          150
Issuance of shares and options
   related to acquisition             485          5                           9,163
Net loss                                                                               (1,356)
------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1998           6,778        $68         125    $1,031    $23,937  $9,497    ($1,912)  ($1,320)

See notes to consolidated financial
statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The accompanying financial statements include the accounts of Symix Systems, Inc., and its majority owned subsidiaries after elimination of intercompany accounts and transactions.

ORGANIZATION: Symix Systems, Inc. designs, develops, markets and supports a fully integrated manufacturing, planning and financial software system. The software was developed for make-to-order and mixed-mode production manufacturers. Among the key industries which use the Symix applications are industrial equipment, fabricated metals, electronics, furniture/fixtures and container packaging. Founded in 1979, Symix is headquartered in Columbus, Ohio, employing more than 623 people, with direct sales and support offices in the Americas, Europe, and Asia Pacific.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION: Revenue for all periods presented is accounted for in accordance with AICPA Statement of Position 91-1, "Software Revenue Recognition." Revenue is derived principally from the sale of internally produced software products and short-term maintenance and support agreements from software sales. Revenue from software license fees is generally recognized upon shipment of product to the customer. Revenue from maintenance and support agreements is billed periodically, deferred, and recognized ratably over the life of the agreements. Revenue from consulting, education, and other services is recognized as the services are provided.

On October 27, 1998 the Accounting Standards Executive Committee issued Statement of Position 97-2 "Software Revenue Recognition"(SOP 97-2). SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. Accordingly the Company will adopt SOP 97-2 beginning in fiscal 1999. The Company is studying the provisions of SOP 97-2, but does not anticipate that it will have a material impact on its operating results.

The Company establishes allowances to provide for uncollectible trade receivables and anticipated adjustments to amounts previously billed.

CAPITALIZED SOFTWARE: Capitalized software is stated at the lower of cost or net realizable value. The Company capitalizes the cost of purchased software and the qualifying internal cost of developing its software products in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalized software costs are amortized by the straight-line method using estimated useful lives of three to five years. Amortization expense was $2,115,000, $1,795,000, and $1,161,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

INVENTORIES: Inventories consist primarily of software-related products that are held for resale. The Company values inventory at the lower of cost or market. Cost is determined using the specific identification method.

EQUIPMENT AND IMPROVEMENTS: Equipment and improvements are stated on the basis of cost. Provisions for depreciation and amortization are computed by the straight-line method over the estimated lives of the related assets. Depreciation expense was $2,434,000, $1,952,000, and $1,895,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

FOREIGN OPERATIONS: The Company's international operations constitute 21%, 25%, and 13% of consolidated net revenue for the years ended June 30, 1998, 1997, and 1996 respectively. International operations accounted for 28% (Europe 14% and Asia Pacific 14%) and 26% (Europe 13% and Asia Pacific 13%), of consolidated identifiable assets as of June 30, 1998 and 1997, respectively.

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

EARNINGS PER SHARE: In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

STOCK-BASED COMPENSATION: The Company accounts for stock compensation arrangements in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) is disclosed in "Note C - Common Stock and Stock Options".

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

INTANGIBLE ASSETS: Intangible assets consist principally of goodwill and other intangible assets resulting from acquisitions accounted for using the purchase method of accounting. The intangible assets are amortized using the straight-line method over five years. The accumulated amortization of intangible assets relating to acquired businesses was $1,479,000 and $608,000 at June 30, 1998 and 1997, respectively.

RECLASSIFICATION: Certain reclassifications have been made to conform to the 1998 presentation.

NOTE B - LEASES

The Company has entered into certain operating lease agreements for the rental of office facilities and computer equipment. The facility leases provide for annual rentals which are subject to escalation for increased operating costs.

Amounts expensed under all operating lease agreements were: $3,727,000, $2,702,000, and $1,884,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

The following is a schedule of future minimum lease payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1998:

        Fiscal Year
        -----------
                                                              (In thousands)
        1999                                                      $3,160
        2000                                                       2,543
        2001                                                       1,955
        2002                                                         404
        2003 and thereafter                                          321
                                                                  ------
        Total minimum payments                                    $8,383
                                                                  ------

NOTE C - COMMON STOCK AND STOCK OPTIONS

On July 8, 1996, shareholder approval was obtained to amend the Company's Amended Articles of Incorporation to increase its authorized shares from 6,000,000 to 21,000,000, of which 20,000,000 are common shares and 1,000,000 are preferred shares.

The Company has a non-qualified stock option plan ("the Plan") that provides for the granting of options to officers and other key employees for shares of common stock at purchase prices of not less than the fair market value on the date of the grant as determined by the Board of Directors. The maximum number of common shares which may be optioned under the Plan was 2,653,070 as of June 30, 1998. Options under the Plan generally vest over periods of up to four years and must be exercised within ten years of the date of grant.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1998: risk-free interest rate of 6.50%; no dividend yield; volatility factor of the Company's common stock of 0.4; and a weighted-average expected life of each option of 6 years.

If the Company had elected to recognize compensation cost based on the fair value of options at the grant date (which includes shares issuable under the Employee Stock Purchase Plan--see Note D) as prescribed by SFAS No. 123, the following displays what reported net income and per share amounts would have been:


Pro Forma
Year Ended June 30,                          1998          1997
----------------------------------------------------------------------
                                 (In thousands, except per share data)
  Net income (loss)......................  ($2,047)       $2,848
  Net income (loss) per share............  ($.32)         $0.47


The pro forma financial effects of applying SFAS No. 123 may not be representative of the pro forma effects on reported results of operations for future years.

Information with respect to options granted under the three Plans is as follows:


                                                          Weighted-
                                                           Average
                                        Number of           Price
                                         Shares           Per Share
                                        ---------         ---------
Outstanding at June 30, 1995              758,988           $4.92
Granted                                   813,000            4.82
Canceled                                 (176,438)           4.79
Exercised                                 (77,648)           6.18

Outstanding at June 30, 1996            1,317,902            4.72
Granted                                   361,750            7.89
Canceled                                  (20,000)           5.42
Exercised                                (181,902)           3.44

Outstanding at June 30, 1997            1,477,750            5.61
Granted                                   256,630           15.29
Canceled                                  (18,638)           8.04
Exercised                                 (96,207)           6.42
Outstanding at June 30, 1998            1,619,535           $7.17


The weighted-average fair value of options granted during the year ended June 30, 1998 and 1997 was $4.63 and $2.78, respectively. The weighted-average remaining contractual life of those options is 8 years. At June 30, 1998, options for 736,061 shares were exercisable, and 424,254 shares remained available for grant.

NOTE D - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan that covers substantially all employees over 21 years of age. The Company contributes to the plan based upon employee contributions and may make additional contributions at the discretion of the Board of Directors. The Company made contributions to this plan of approximately $496,000, $287,000, and $196,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

The Company has an employee stock purchase plan that is in accordance with
Section 423 of the Internal Revenue Code whereby participants are eligible to purchase common shares of the Company during the plan year. The purchase price for a common share is determined by the Compensation

Committee prior to the effective date. The purchase price may not be less than 90% of the per share fair market value of the Company's common shares on either the effective date or the option date for the offering, whichever is the lesser. Substantially, all employees are eligible to participate.

NOTE E - LINE OF CREDIT

In June, 1998 the Company negotiated with a bank a $15.0 million unsecured revolving line of credit that expires in fiscal year 2001, convertible to a five year term loan at any time on or before March 31, 2001. As of June 30, 1998, there were $2,000,000 in borrowings on the line of credit.

NOTE F - INCOME TAXES

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

For the years ended June 30, 1998, 1997 and 1996, domestic operations contributed approximately $2.3 million, $525,000, and $4.0 million to pre-tax earnings, respectively, while foreign affiliates generated income (losses) of ($424,000), $4.6 million, and ($348,000) for the same periods. Income taxes are summarized as follows:


Year ended June 30,                       1998           1997           1996
--------------------------------------------------------------------------------
                                                    (In thousands)
Current:
  Federal                                $1,949         $ (336)        $  772
  State and local                           406            (80)           149
  Foreign                                   356          1,919            242
                                         ------         ------         ------
                                          2,711          1,503          1,163

Deferred:
  Federal                                   412            444            473
  State and local                            73             68             73
  Foreign                                     0            (99)          (305)
                                         ------         ------         ------
                                            485            413            241
                                         ------         ------         ------
                                         $3,196         $1,916         $1,404
                                         ------         ------         ------


During the years ended June 30, 1998, 1997 and 1996, the Company recorded a tax benefit of approximately $459,000, $322,000, and $65,000, respectively, in connection with the exercise of stock options. The benefit, which was due to the difference in the fair market value and the exercise price of the options at the date of exercise, was recorded as an increase in capital in excess of stated value.

The sources of significant timing differences which give rise to deferred taxes are as follows:


Year Ended June 30,                                     1998       1997      1996
---------------------------------------------------------------------------------
                                                             (In thousands)
Depreciation/amortization                              $794       $539      $338
Allowance for doubtful accounts                        (144)       (21)       39
Adjustments for accruals                                (28)       (21)       74
Customer Deposits                                       (51)        54        77
Losses related to investment in foreign affiliates        0        (99)     (305)
Other, net                                              (86)       (39)       18
                                                      ------     ------   ------
                                                       $485       $413      $241
                                                       -----      -----    -----


Significant components of the Company's deferred tax assets and liabilities as of June 30, 1998 and 1997 are as follows:


Year ended June 30,                                           1998          1997
--------------------------------------------------------- -------------- -----------
                                                               (In thousands)
Current deferred tax assets:

  Allowance for doubtful accounts                               $424        $198
  Customer deposits                                               51          --
  Accrued liabilities                                             98         113
                                                                ----        ----
  Total current deferred tax assets                             $573        $311
                                                                ----        ----
Long-term deferred tax assets:

Foreign losses                                                  $180        $171
                                                              ------        ----
     Total long-term deferred tax assets                        $180        $171
                                                              ------        ----

Long-term deferred tax liabilities:

  Capitalized software                                        $3,697      $1,935
  Capitalized leases                                              --         425
                                                              ------      ------
  Total long-term deferred tax liabilities                    $3,697      $2,360

Long-term deferred tax assets:

  Book over tax depreciation                                    $353        $252
  Domestic Losses                                                700          --
  Other                                                          168          --
                                                              ------      ------
Total long-term deferred tax assets                           $1,221      $  252
                                                              ------      ------
  Net long-term deferred tax liabilities                      $2,476      $2,108
                                                              ------      ------


The long-term deferred tax assets pertaining to foreign losses are net operating loss carryforwards for certain foreign subsidiaries which the Company believes will be utilized in future tax periods.

The Company's effective tax rate differs from the statutory U.S. federal income tax rate as follows:


Year Ended June 30,                                        1998      1997     1996
-------------------------------------------------------- --------- --------- --------
Federal income tax statutory rate                            34%       34%       34%
State and local income taxes net of federal tax benefit        3         0         4
Foreign operations taxed at rates different from U.S.
  federal statutory rate                                      13         5         1
Other                                                          -        (2)       (1)
Non-deductible acquisition research and development
   write-off                                                 134         -         -
General business credits                                     (14)        -         -
Non-deductible permanent differences                          4          -         -
                                                              --   ----- -   ----- -
                                                            174%       37%       38%


The Company has net operating loss carryforwards for tax purposes of $779,000, $347,000, $37,000 and $752,000 which expire in fiscal years 2008,
2010, 2012 and 2013, respectively.

NOTE G - RESTRUCTURING AND OTHER UNUSUAL CHARGES

During the first quarter of fiscal 1996, the Company incurred restructuring and other non-recurring charges of $506,000 consisting primarily of severance payments related to operational changes and costs associated with reorganizing the European sales channel.

NOTE H - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are summarized as follows:


June 30,                                                   1998           1997
------------------------------------------------------- ------------ ---------------
                                                              (In thousands)
Accounts payable                                          $3,699        $2,437
Accrued commissions & bonus                                2,635         1,416
Third party royalties                                      3,752         1,395
Other                                                      3,190         2,175
                                                         -------       -------
                                                         $13,276        $7,423


NOTE I - ACQUISITIONS

On July 1, 1996 the Company acquired the net assets of Synchrony Manufacturing Systems, Pty. Limited (Synchrony), its former distributor in Australia, for approximately $220,000 which was payable in twenty-four equal installments over two years and was paid in full as of June 30,1998. The acquisition was accounted for using purchase accounting with results included since the date of acquisition. Acquisition costs exceeded the fair value of the net assets acquired by approximately $451,000 which is being amortized over five years.

On August 8, 1996 the Company acquired all of the outstanding stock of RDD, the parent company of GSI Industrie ("GSI"), a French manufacturing software specialist, from its shareholders for approximately $1.8 million, of which $944,000 was paid in cash at closing. The remaining balance is payable in three equal annual installments beginning August 1997. In addition, if GSI's cumulative financial results for the first three years are profitable, a payment is to be made equal to a percentage of cumulative software sales, not to exceed approximately $1.4 million. The contingent payment is due October 15, 1999 and will be recorded at the end of fiscal 1999 once it has been determined if the conditions have been met. The acquisition was accounted for using purchase accounting with results included since the date of acquisition. Acquisition costs exceeded the fair value of the net assets acquired by approximately $1.9 million which is being amortized over five years.

On January 9, 1997 the Company acquired an Ontario, Canada corporation called Visual Applications Software, Inc. ("VAS") for $1.0 million (Canadian) in cash, and 250,000 Class A Preference Shares (the "Class A Shares") and 500,000 redeemable Class B Preference Shares (the "Class B Shares") of a subsidiary of the Company. The Class B Shares were redeemed by the holders for $1.00 (Canadian) per share in January, 1998. In connection with the acquisition, the Company also entered into a Share Exchange Agreement with the former stockholders of VAS which provides for a one for one exchange of the Class A Shares for common shares of the Company. VAS designs and markets a field service software product. The acquisition was accounted for using purchase accounting with results included since the date of acquisition. Acquisition costs exceeded the fair value of the net assets acquired by approximately $3.4 million which is being amortized over five years.

On November 24, 1997, the Company acquired Pritsker Corporation ("Pritsker"), for $737,000 in cash and 485,000 common shares of the Company. Pritsker markets advanced planning and scheduling and simulation software to mid-market manufacturers. Pursuant to the acquisition agreement, (i) Pritsker was merged with and into a wholly-owned subsidiary of the Company incorporated in Ohio, (ii) each share of Pritsker common stock was converted into the right to receive 0.170108 common shares of the Company and (iii) each share of Pritsker preferred stock was converted into the right to receive $5.23 in cash plus accrued and unpaid dividends. Each unexercised employee stock option and outstanding warrant for Pritsker common stock was assumed by Symix and converted into the right to acquire that number of common shares of the Company to which the holder would have been entitled if such holder exercised the option or warrant immediately prior to the merger. The transaction was accounted for as a purchase and resulted in a one-time, non-recurring charge of approximately $6.5 million relating to the write off of acquired in-process technology of Pritsker.

The following proforma information shows revenue and net income assuming the Company and Pritsker had been combined at the beginning of the period indicated. The one time, non-recurring charge of approximately $6.5 million is excluded from proforma net income.


                           Twelve MonthsEnded June 30,
                           ---------------------------
                            1998                1997
                            ----                ----
                                 (In thousands)
               Revenue      $98,761           $69,527
               Net Income   $ 4,558           $ 3,281


NOTE J - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:


June 30,                                                       1998           1997
--------------------------------------------------------- --------------- --------------
                                                                 (In thousands)
GSI acquisition note payable                                    $582           $835
Synchrony acquisition note payable                                 -            113

Redeemable Class B Preference shares                               -            357
                                                             -------          -----

                                                                 582          1,305
Less current portion                                             277            775
                                                             -------          -----
Long-term obligations                                           $305           $530
                                                             -------          -----


The GSI acquisition note is secured by a letter of credit.

The long-term portion of the GSI acquisition note payable at June 30, 1998 is due on August 9, 1999.

K - EARNINGS PER SHARE

The Company adopted the provisions of Statement No. 128, "Earnings Per Share" (SFAS 128) during the fiscal year 1998. In accordance with the provisions, earnings per share for 1997 and 1996 have been restated. The following table sets forth the computation of basic and diluted earnings per share (in $000's except per share data):


Year ended June 30,                                1998        1997       1996
------------------------------------------------------------------------------
Numerator:
  Net income (loss) for both basic and diluted
  earnings (loss) per share                       ($1,356)   $3,263   $2,308

Denominator:

  Weighted-average shares outstanding               6,192     5,682    5,477

  Contingently issuable shares (VAS)                  125        71


  Denominator for basic earnings (loss)
  per share                                          6,317    5,753    5,477

  Effect of dilutive securities:

  employee stock options                              n/a       326      105

  Denominator for diluted earnings (loss)
  per share                                         6,317     6,079    5,582





  Basic earnings (loss) per share                  ($0.21)    $0.57    $0.42

  Diluted earnings (loss) per share                ($0.21)    $0.54    $0.41

NOTE L - MINORITY INTEREST

In June, 1998, a wholly-owned subsidiary of the Company sold previously unissued shares of common stock (representing a 13.3% interest in that subsidiary) for $2 million. No gain or loss was recognized on the sale of the subsidiary stock. The proceeds from the sale are recorded on the accompanying balance sheet as minority interest.

The Company and the minority interest investors also entered into a put option agreement which provides that during a six month period commencing September 1, 2001, the minority interest investors have the right to put their shares in the subsidiary to the Company at a formula price as provided in the put agreement. The minority interest in the subsidiary will be adjusted to its expected redemption value each year as a credit or charge to income until the put is exercised or the redemption period expires.

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                              Balance at    Charged to      Charged to
                             Beginning of    Costs and        Other                    Balance at
                                Period       Expenses        Accounts    Deductions   End of Period
                             ------------   ----------      ---------    ----------   -------------
Year ended June 30, 1998
Deducted from asset accounts:
  Allowance for doubtful
accounts                        $702,000      $918,000    $       0       $557,000     $1,063,000
                                --------      --------    ---------       --------     ----------

Year ended June 30, 1997
Deducted from asset accounts:
  Allowance for doubtful
accounts                        $450,400      $560,500    $       0       $308,900       $702,000
                                --------      --------    ---------       --------       --------

Year ended June 30, 1996
Deducted from asset accounts:
  Allowance for doubtful
accounts                        $550,000      $475,000    $       0       $574,600       $450,400
                                --------      --------    ---------       --------       --------


                               INDEX TO EXHIBITS

Exhibit No.                 Description                      Page
-----------                 -----------                      -----
3(a)(1)                     Amended Articles of              Incorporated by reference to
                            Incorporation of Symix           Exhibit 3(a)(1) to Registrant's
                            Systems, Inc. (as filed on       Annual Report on Form 10-K for
                            February 8, 1991)                the fiscal year ended June 30,
                                                             1997

3(a)(2)                     Certificate of Amendment to      Incorporated by reference to
                            the Amended Articles of          Exhibit 3(a)(2) to Registrant's
                            Incorporation of Symix           Annual Report on Form 10-K for
                            Systems, Inc. (as filed on       the fiscal year ended June 30,
                            July 16, 1996)                   1997

3(a)(3)                     Amended Articles of              Incorporated herein by reference
                            Incorporation of Symix           to Exhibit 3(a)(3) to
                            Systems, Inc. (reflecting        Registrant's Annual Report on
                            amendments through July 16,      Form 10-K for the fiscal year
                            1996, for purposes of SEC        ended June 30, 1997
                            reporting compliance only)

3(b)                        Amended Regulations of Symix     Incorporated herein by reference
                            Systems, Inc.                    to Exhibit 3(b) to the
                                                             Registration Statement on Form
                                                             S-1 of Registrant, filed February
                                                             12, 1991 (Registration No. 33-38878)

4(a)(1)                     Amended Articles of              Incorporated herein by reference
                            Incorporation of Symix           to Exhibit 3(a) (1)of this Annual
                            Systems, Inc. (as filed on       Report on Form 10-K
                            February 8, 1991)

4(a)(2)                     Certificate of Amendment to      Incorporated herein by reference
                            the Amended Articles of          to Exhibit 3(a)(2) of this Annual
                            Incorporation                    Report on Form 10-K
                            of Symix Systems, Inc. (as
                            filed on July 16, 1996)


4(a)(3)                     Amended Articles of              Incorporated herein by reference
                            Incorporation of Symix           to Exhibit 3(a)(3) of this Annual
                            Systems, Inc. (reflecting        Report on Form 10-K
                            amendments through July 16,
                            1996, for purposes of SEC
                            reporting compliance only)

4(b)                        Amended Regulations of Symix     Incorporated herein by reference
                            Systems, Inc.                    to Exhibit 3(b) of this Annual
                                                             Report on Form 10-K

4(c)                        Share Exchange Agreement         Incorporated herein by reference
                            dated January 9, 1997            to Exhibit 99 to Registrant's
                                                             Current Report on Form 8-K dated
                                                             January 9, 1997

10(a)                       Lease Agreement dated April 3,   Incorporated herein by reference
                            1991 for office located at       to Exhibit 10(c) to Registrant's
                            2800 Corporate Exchange          Annual Report on Form 10-K for
                            Drive, Columbus, Ohio            the fiscal year ended June 30,
                                                             1991

10(b)                       Lease Amendment to office        Filed herein
                            located at 2800 Corporate
                            Exchange Drive, Columbus, Ohio

10(c)                       Second Lease Amendment to        Filed herein
                            office located at 2800
                            Corporate Exchange Drive,
                            Columbus, Ohio

10(d)                       Third Lease Amendment to         Incorporated herein by reference
                            office located at 2800           to Exhibit 10(c) to Registrant's
                            Corporate Exchange Drive,        Annual Report on Form 10-K for
                            Columbus, Ohio                   the fiscal year ended June 30,
                                                             1994

10(e)                       Fourth Lease Amendment to        Filed herein
                            office located at 2800
                            Corporate Exchange Drive,
                            Columbus, Ohio

10(f)                       Fifth Lease Amendment to         Filed herein
                            office located at 2800
                            Corporate Exchange Drive,
                            Columbus, Ohio


10(g)                       Progress Software Application    Incorporated herein by reference
                            Partner Agreement dated          to Exhibit 10(e) to Registrant's
                            February 8, 1995                 Quarterly Report on Form 10-Q for
                                                             fiscal quarter ended March 31,
                                                             1995

10(h)                       Amendment to Progress Software   Filed herein
                            Application Partner Agreement
                            dated July 1, 1997

10(i)                       Second Amendment to Progress     Filed herein
                            Software Application Partner
                            Agreement dated July 1, 1998


10(j)*                      Summary of Bonus Plan            Filed herein



10(k)*                      Symix Systems, Inc. Stock        Incorporated herein by reference
                            Option Plan for Outside          to Exhibit 10(i) of Registrant's
                            Directors                        Annual Report on Form 10-K for
                                                             fiscal year ended June 30, 1993

10(l)*                      Symix Systems, Inc.              Incorporated herein by reference
                            Non-Qualified Stock Option       to Exhibit 10(a) to Registrant's
                            Plan for Key Executives          Quarterly Report on Form 10-Q for
                                                             fiscal quarter ended March 31,
                                                             1996

10(m)*                      Symix Systems, Inc.              Incorporated herein by reference
                            Non-Qualified Stock Option       to Exhibit 10(a) to Registrant's
                            Plan for Key Employees, as       Annual Report on Form 10-K for
                            amended                          the fiscal year ended June 30,
                                                             1993

                                                             Incorporated herein by reference
                                                             to Exhibit 10(a) to Registrant's
10(n)*                      Symix Systems, Inc.              Quarterly Report on Form 10-Q for
                            Non-Qualified Stock Option       the fiscal quarter ended March
                            Plan for Key Executives          31, 1996


                                                             Incorporated herein by reference
10(o)*                      Symix Systems, Inc. Stock        to Exhibit 10(i) to Registrant's
                            Option Plan for Outside          Annual Report on Form 10-K for
                            Directors                        fiscal year ended June 30, 1993

10(p)*                      Sasser Employment Agreement      Incorporated herein by reference
                                                             to Exhibit 10(b) to Registrant's



                                                             Quarterly Report on Form 10-Q for
                                                             fiscal quarter ended March 31,
                                                             1996

10(q)*                      Stock Option Agreement between   Incorporated herein by reference
                            the Company and Stephen A.       to Exhibit 10(c) to Registrant's
                            Sasser dated January 17, 1996    Quarterly Report on Form 10-Q for
                                                             fiscal quarter ended March 31,
                                                             1996

10(r)                       Loan Agreement among Symix       Incorporated herein by reference
                            Systems, Inc., Symix Computer    to Exhibit 10(a)(1) to
                            Systems, Inc. and Bank One,      Registrant's Form 10-Q for fiscal
                            Columbus, N.A. dated May 20,     quarter ended September 30, 1997
                            1996


10(s)                       First Amendment to Loan          Incorporated herein by reference
                            Agreement among Symix Systems,   to Exhibit 10(b) to Registrant's
                            Inc., Symix Computer Systems,    Form 10-Q for fiscal quarter
                            Inc. and Bank One, Columbus,     ended September 30, 1997
                            N.A.

10(t)                       Second Amendment to Loan         Incorporated herein by reference
                            Agreement Among Symix            to Exhibit 10(b) to Registrant's
                            Systems, Inc., Symix             Form 10-Q for fiscal quarter
                            Computer Systems, Inc. and       ended March 31, 1998
                            Bank One, NA

10(u)                       Third Amendment to Loan          Filed herein
                            Agreement Among Symix
                            Systems, Inc., Symix
                            Computer Systems, Inc. and
                            Bank One, NA

21                          Subsidiaries of the Registrant   Filed herein

23                          Consent of Independent Auditors  Filed herein

24                          Powers of Attorney               Filed herein

27                          Financial Data Schedule          Filed herein

*Indicates management contracts or compensatory plans or arrangements that are required to be filed as an exhibit to this Annual Report on Form 10-K for the fiscal year ended June 30, 1998.