Form 10-K/A
period 1998-06-30
SYMIX SYSTEMS INC
filed 1998-10-15
CIK 872443

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A
                               (AMENDMENT NO. 1)


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

    1   Financial Statements


        See Item 8 of the Annual Report on Form 10-K.--Index to Financial Statements and Financial Statement Schedules


    2   Financial Statement Schedules


        See Item 8 of the Annual Report on Form 10-K.--Index to Financial Statements and Financial Statement Schedules


    3   Exhibits:


        See Exhibit Index of this Annual Report on Form 10-K/A.


(b) REPORTS ON FORM 8-K:

    None.

                                   SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of October, 1998.



                                SYMIX SYSTEMS, INC.

                                By:            /s/ LAWRENCE W. DELEON
                                     -----------------------------------------
                                                 Lawrence W. DeLeon
                                      VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                   AND SECRETARY

                               INDEX TO EXHIBITS


   EXHIBIT NO.                        DESCRIPTION                                           PAGE
-----------------  -------------------------------------------------  -------------------------------------------------
         3(a)(1)   Amended Articles of Incorporation of Symix         Incorporated by reference to Exhibit 3(a)(1) to
                   Systems, Inc. (as filed on February 8, 1991)       Registrant's Annual Report on Form 10-K for the
                                                                      fiscal year ended June 30, 1997

         3(a)(2)   Certificate of Amendment to the Amended Articles   Incorporated by reference to Exhibit 3(a)(2) to
                   of Incorporation of Symix Systems, Inc. (as filed  Registrant's Annual Report on Form 10-K for the
                   on July 16, 1996)                                  fiscal year ended June 30, 1997

         3(a)(3)   Amended Articles of Incorporation of Symix         Incorporated herein by reference to Exhibit
                   Systems, Inc. (reflecting amendments through July  3(a)(3) to Registrant's Annual Report on Form
                   16, 1996, for purposes of SEC reporting            10-K for the fiscal year ended June 30, 1997
                   compliance only)

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

         4(a)(1)   Amended Articles of Incorporation of Symix         Incorporated by reference to Exhibit 3(a)(1) to
                   Systems, Inc. (as filed on February 8, 1991)       Registrant's Annual Report on Form 10-K for the
                                                                      fiscal year ended June 30, 1997

         4(a)(2)   Certificate of Amendment to the Amended Articles   Incorporated by reference to Exhibit 3(a)(2) to
                   of Incorporation of Symix Systems, Inc. (as filed  Registrant's Annual Report on Form 10-K for the
                   on July 16, 1996)                                  fiscal year ended June 30, 1997

         4(a)(3)   Amended Articles of Incorporation of Symix         Incorporated herein by reference to Exhibit
                   Systems, Inc. (reflecting amendments through July  3(a)(3) to Registrant's Annual Report on Form
                   16, 1996, for purposes of SEC reporting            10-K for the fiscal year ended June 30, 1997
                   compliance only)

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

         4(c)      Share Exchange Agreement dated January 9, 1997     Incorporated herein by reference to Exhibit 99 to
                                                                      Registrant's Current Report on Form 8-K dated
                                                                      January 9, 1997

        10(a)      Lease Agreement dated April 3, 1991 for office     Incorporated herein by reference to Exhibit 10(c)
                   located at 2800 Corporate Exchange Drive,          to Registrant's Annual Report on Form 10-K for
                   Columbus, Ohio                                     the fiscal year ended June 30, 1991

        10(b)      Lease Amendment to office located at 2800          Incorporated herein by reference to Exhibit 10(b)
                   Corporate Exchange Drive, Columbus, Ohio           to Registrant's Annual Report on Form 10-K for
                                                                      the fiscal year ended June 30, 1998

   EXHIBIT NO.                        DESCRIPTION                                           PAGE
-----------------  -------------------------------------------------  -------------------------------------------------
        10(c)      Second Lease Amendment to office located at 2800   Incorporated herein by reference to Exhibit 10(c)
                   Corporate Exchange Drive, Columbus, Ohio           to Registrant's Annual Report on Form 10-K for
                                                                      the fiscal year ended June 30, 1998

        10(d)      Third Lease Amendment to office located at 2800    Incorporated herein by reference to Exhibit 10(c)
                   Corporate Exchange Drive, Columbus, Ohio           to Registrant's Annual Report on Form 10-K for
                                                                      the fiscal year ended June 30, 1994

        10(e)      Fourth Lease Amendment to office located at 2800   Incorporated herein by reference to Exhibit 10(e)
                   Corporate Exchange Drive, Columbus, Ohio           to Registrant's Annual Report on Form 10-K for
                                                                      the fiscal year ended June 30, 1998

        10(f)      Fifth Lease Amendment to office located at 2800    Incorporated herein by reference to Exhibit 10(f)
                   Corporate Exchange Drive, Columbus, Ohio           to Registrant's Annual Report on Form 10-K for
                                                                      the fiscal year ended June 30, 1998

        10(g)      Progress Software Application Partner Agreement    Incorporated herein by reference to Exhibit 10(e)
                   dated February 8, 1995                             to Registrant's Quarterly Report on Form 10-Q for
                                                                      fiscal quarter ended March 31, 1995

        10(h)      Amendment to Progress Software Application         Incorporated herein by reference to Exhibit 10(h)
                   Partner Agreement dated July 1, 1997               to Registrant's Annual Report on Form 10-K for
                                                                      the fiscal year ended June 30, 1998

        10(i)      Second Amendment to Progress Software Application  Incorporated herein by reference to Exhibit 10(i)
                   Partner Agreement dated July 1, 1998               to Registrant's Annual Report on Form 10-K for
                                                                      the fiscal year ended June 30, 1998

        10(j)*     Summary of Bonus Plan                              Incorporated herein by reference to Exhibit 10(j)
                                                                      to Registrant's Annual Report on Form 10-K for
                                                                      the fiscal year ended June 30, 1998

        10(k)*     Symix Systems, Inc. Stock Option Plan for Outside  Incorporated herein by reference to Exhibit 10(i)
                   Directors                                          of Registrant's Annual Report on Form 10-K for
                                                                      fiscal year ended June 30, 1993

        10(l)*     Symix Systems, Inc. Non-Qualified Stock Option     Incorporated herein by reference to Exhibit 10(a)
                   Plan for Key Executives                            to Registrant's Quarterly Report on Form 10-Q for
                                                                      fiscal quarter ended March 31, 1996

        10(m)*     Symix Systems, Inc. Non-Qualified Stock Option     Incorporated herein by reference to Exhibit 10(a)
                   Plan for Key Employees, as amended                 to Registrant's Annual Report on Form 10-K for
                                                                      the fiscal year ended June 30, 1993

        10(n)*     Symix Systems, Inc. Non-Qualified Stock Option     Incorporated herein by reference to Exhibit 10(a)
                   Plan for Key Executives                            to Registrant's Quarterly Report on Form 10-Q for
                                                                      the fiscal quarter ended March 31, 1996

   EXHIBIT NO.                        DESCRIPTION                                           PAGE
-----------------  -------------------------------------------------  -------------------------------------------------
        10(o)*     Symix Systems, Inc. Stock Option Plan for Outside  Incorporated herein by reference to Exhibit 10(i)
                   Directors                                          to Registrant's Annual Report on Form 10-K for
                                                                      fiscal year ended June 30, 1993

        10(p)*     Sasser Employment Agreement                        Incorporated herein by reference to Exhibit 10(b)
                                                                      to Registrant's Quarterly Report on Form 10-Q for
                                                                      fiscal quarter ended March 31, 1996

        10(q)*     Stock Option Agreement between the Company and     Incorporated herein by reference to Exhibit 10(c)
                   Stephen A. Sasser dated January 17, 1996           to Registrant's Quarterly Report on Form 10-Q for
                                                                      fiscal quarter ended March 31, 1996

        10(r)      Loan Agreement among Symix Systems, Inc., Symix    Incorporated herein by reference to Exhibit
                   Computer Systems, Inc. and Bank One, Columbus,     10(a)(1) to Registrant's Form 10-Q for fiscal
                   N.A. dated May 20, 1996                            quarter ended September 30, 1997

        10(s)      First Amendment to Loan Agreement among Symix      Incorporated herein by reference to Exhibit 10(b)
                   Systems, Inc., Symix Computer Systems, Inc. and    to Registrant's Form 10-Q for fiscal quarter
                   Bank One, Columbus, N.A.                           ended September 30, 1997

        10(t)      Second Amendment to Loan Agreement Among Symix     Incorporated herein by reference to Exhibit 10(b)
                   Systems, Inc., Symix Computer Systems, Inc. and    to Registrant's Form 10-Q for fiscal quarter
                   Bank One, NA                                       ended March 31, 1998

        10(u)      Third Amendment to Loan Agreement Among Symix      Incorporated herein by reference to Exhibit 10(u)
                   Systems, Inc., Symix Computer Systems, Inc. and    to Registrant's Annual Report on Form 10-K for
                   Bank One, NA                                       the fiscal year ended June 30, 1998

        21         Subsidiaries of the Registrant                     Filed herein

        23         Consent of Independent Auditors                    Incorporated herein by reference to Exhibit 23 to
                                                                      Registrant's Annual Report on Form 10-K for the
                                                                      fiscal year ended June 30, 1998

        24         Powers of Attorney                                 Incorporated herein by reference to Exhibit 24 to
                                                                      Registrant's Annual Report on Form 10-K for the
                                                                      fiscal year ended June 30, 1998

        27         Financial Data Schedule                            Incorporated herein by reference to Exhibit 27 to
                                                                      Registrant's Annual Report on Form 10-K for the
                                                                      fiscal year ended June 30, 1998


------------------------

*Indicates management contracts or compensatory plans or arrangements that are required to be filed as an exhibit for the fiscal year ended June 30, 1998