Form 10-K/A
period 1998-06-30
SYMIX SYSTEMS INC
filed 1998-10-21
CIK 872443

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-K/A


                                 (AMENDMENT NO. 2)


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998.

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________________.

                          Commission File Number:  0-19024

                                  Symix Systems, Inc.
               -------------------------------------------------------
               (Exact name of registrant as specified in its charter)

          OHIO                                         31-1083175
-----------------------------------     ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

     2800 Corporate Exchange Drive
     Columbus, Ohio                                         43231
-----------------------------------     ------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         (614) 523-7000
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:

                              NONE
                              ----

Securities registered pursuant to Section 12(g) of the Act:

                            Common Shares No-Par Value
                            ---------------------------
                                   Title of Class

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

 ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



                                                                       Page
                                                                       ----
Report of Independent Auditors................................  4 of this Form 10-K/A
Consolidated Statements of Operations - Years ended
     June 30, 1998, 1997, and 1996............................ 35 of Form 10-K
Consolidated Balance Sheets - June 30, 1998 and 1997.......... 36 of Form 10-K
Consolidated Statements of Cash Flows - Years ended
     June 30, 1998, 1997, and 1996............................ 38 of Form 10-K
Consolidated Statements of Shareholders' Equity -Years
     ended June 30, 1998, 1997, and 1996...................... 40 of Form 10-K
Notes to Consolidated Financial Statements - June 30, 1998.... 41 of Form 10-K

Financial statement schedule:

Schedule II - Valuation and Qualifying Accounts............... 52 of Form 10-K

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


                                     SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of October, 1998.


                                        SYMIX SYSTEMS, INC.

                                        By: /s/ Lawrence W. DeLeon
                                            ----------------------------------
                                            Lawrence W. DeLeon
                                            Vice President, Chief Financial
                                            Officer and Secretary

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


/s/ Ernst & Young LLP
---------------------
Columbus, Ohio
July 21, 1998