Form 10-Q
period 1998-09-30
SYMIX SYSTEMS INC
filed 1998-11-16
CIK 872443

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

/x/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                         OR

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________
Commission File Number 0-19024

                              SYMIX SYSTEMS, INC.
            -----------------------------------------------------
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

YES    X       NO
     -----        -----
     The number of common shares, without par value, of the registrant outstanding as of November 6, 1998 was 6,542,972.

                          PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                                       INDEX

Consolidated Balance Sheets
     September 30, 1998 (unaudited)
     June 30, 1998                                                  Filed herein

Consolidated Statements of Operations (unaudited)
     Three Months Ended September 30, 1998 and 1997                 Filed herein

Consolidated Statements of Cash Flows (unaudited)
     Three Months Ended September 30, 1998 and 1997                 Filed herein

Notes to Consolidated Financial Statements (unaudited)              Filed herein


                     SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     September 30,    June 30,
                                                        1998            1998
                                                     ------------    ----------
                                                     (unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $3,421         $6,115
  Trade accounts receivable, less allowance for
    doubtful accounts of $1,044 at September 30,
    1998 and $1,063 at June 30, 1998                      33,115         32,925
  Inventories                                                478            489
  Prepaid expenses                                         2,045          1,346
  Other receivables                                        1,153            427
  Income taxes recoverable                                   510              -
  Deferred income taxes                                      581            573
                                                     -----------     ----------
       TOTAL CURRENT ASSETS                               41,303         41,875

OTHER ASSETS
  Purchased and developed software, net of
    accumulated amortization of $8,718 at
    September 30, 1998 and $8,164 at
    June 30, 1998                                         11,562         11,012
  Deferred income taxes                                      180            180
  Intangibles, net                                         6,096          5,091
  Deposits and other assets                                1,563          1,725
                                                     -----------     ----------
                                                          19,401         18,008

EQUIPMENT AND IMPROVEMENTS
  Furniture and fixtures                                   3,013          2,880
  Computer and other equipment                            12,481         11,573
  Leasehold improvements                                   1,359          1,262
                                                     -----------     ----------
                                                          16,853         15,715

  Less allowance for depreciation and amortization         9,973          9,216
                                                     -----------     ----------
                                                           6,880          6,499
                                                     -----------     ----------
    TOTAL ASSETS                                         $67,584        $66,382
                                                     -----------     ----------
                                                     -----------     ----------

See notes to consolidated financial statements

                     SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                 (In thousands)

                                                     September 30,     June 30,
                                                        1998             1998
                                                     -------------     ---------
                                                     (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                  $10,508        $13,276
  Customer deposits                                          227            288
  Deferred revenue                                        13,763         13,155
  Income taxes payable                                         -          1,304
  Current portion of long-term obligations                   300            277
                                                     -----------     ----------
         TOTAL CURRENT LIABILITIES                        24,798         28,300

LONG-TERM OBLIGATIONS                                        605            305

BANK CREDIT AGREEMENT                                      4,395          2,000

DEFERRED INCOME TAXES                                      2,734          2,476

MINORITY INTEREST                                          2,056          2,000

SHAREHOLDERS' EQUITY
  Common stock,  authorized 20,000 shares; issued
    6,812 shares at September 30, 1998, and
    6,778  at June 30, 1998; at stated capital
    amounts of  $.01 per share                                68             68
  Convertible preferred stock of subsidiary                1,031          1,031
  Capital in excess of stated value                       24,364         23,937
  Retained earnings                                       10,354          9,497
  Cumulative translation adjustment                      (1,501)        (1,912)
                                                     -----------     ----------
                                                          34,316         32,621

  Less: Cost  of common shares in treasury,
    304 shares at September 30, 1998
    and June 30, 1998, at cost                           (1,320)        (1,320)
                                                     -----------     ----------
        TOTAL SHAREHOLDERS' EQUITY                        32,996         31,301
                                                     -----------     ----------
    TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                            $67,584        $66,382
                                                     -----------     ----------
                                                     -----------     ----------

See notes to consolidated financial statements

                      SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                  (unaudited)

                                                       Three Months
                                                     Ended September 30,
                                                   ---------------------
                                                   1998               1997
                                                  -------            ------
License fees                                       $14,480           $9,549
Service, maintenance and support                    12,411            8,016
                                                  --------           ------
     Net revenue                                    26,891           17,565

License fees                                         3,864            2,712
Service, maintenance and support                     6,332            4,179
                                                  --------           ------
     Cost of revenue                                10,196            6,891

                                                  --------           ------
     Gross Margin                                   16,695           10,674
                                                  --------           ------
Selling, general and administrative                 13,093            7,741
Research and product development                     2,196            2,034
                                                  --------           ------
        Total operating expenses                    15,289            9,775
                                                  --------           ------
        Operating income                             1,406              899

Interest and other income (expense), net                11             (50)

                                                  --------           ------
Income before income taxes                           1,417              849

Provision for income taxes                             560              317
                                                  --------           ------
        Net income                                    $857             $532
                                                  --------           ------
                                                  --------           ------
Basic EPS:
        Net income per share                         $0.13            $0.09
                                                  --------           ------
                                                  --------           ------
Diluted EPS:
        Net income per share                         $0.12            $0.08
                                                  --------           ------
                                                  --------           ------
Weighted average number of common
shares outstanding                                   6,622            5,982
                                                  --------           ------
                                                  --------           ------
Weighted average number of common
shares outstanding assuming dilution                 7,260            6,567
                                                  --------           ------
                                                  --------           ------

See notes to consolidated financial statements

                     SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                  (unaudited)

                                                        Three Months Ended
                                                          September 30,
                                                   -------------------------
                                                     1998              1997
                                                   --------           ------
                                                   Increase (decrease) in cash
OPERATING ACTIVITIES
      Net income                                       $857             $532
      Adjustments to reconcile net income
        to net cash provided by operating
        activities:
        Depreciation and amortization                 1,775            1,349
        Provision for losses on accounts
          receivable                                    (19)             105
        Provision for deferred income taxes             250              294

      Changes in operating assets and
        liabilities:
        Trade accounts receivable                        (6)            (513)

        Prepaid expenses and other receivables       (1,374)            (238)
        Inventory                                        13              (28)
        Deposits                                        175              (51)
        Accounts payable and accrued expenses        (2,890)          (1,659)
        Customer deposits                               (62)            (341)
        Deferred revenue                                609              201
        Income taxes payable/refundable              (1,586)              (5)
                                                   --------           ------
        NET CASH USED BY
        OPERATING ACTIVITIES                         (2,258)            (354)


See notes to consolidated financial statements

                     SYMIX SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS  (continued)
                                 (In thousands)

                                  (unaudited)

                                                        Three Months Ended
                                                          September 30,
                                                   -------------------------
                                                     1998              1997
                                                   --------           ------
                                                   Increase (decrease) in cash
INVESTING ACTIVITIES
        Purchase of equipment and improvements         (1,150)            (628)
        Additions to purchased and developed
          software                                     (1,179)           (1,284)
        Purchase of subsidiaries, net of cash
          acquired                                       (638)               -
                                                      -------            ------
        NET CASH USED BY
        INVESTING ACTIVITIES                           (2,967)           (1,912)

FINANCING ACTIVITIES
    Proceeds from issuance of common
      stock and exercise of stock options                 215                 6
    Additions to long-term obligations, net of
      payments                                          2,117             1,767
                                                      -------            ------
         NET CASH PROVIDED
         BY FINANCING ACTIVITIES                        2,332             1,773

        Effect of exchange rate changes on cash           199                (1)
                                                      -------            ------
        Net change in cash                             (2,694)             (494)

    Cash at beginning of period                         6,115             2,332
                                                      -------            ------

        CASH AT END OF PERIOD                         $ 3,421            $1,838
                                                      -------            ------
                                                      -------            ------

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

     The notes to the consolidated financial statements contained in the Symix Systems, Inc. and Subsidiaries' (the "Company") June 30, 1998 Annual Report to Shareholders should be read in conjunction with these financial statements. Certain reclassifications have been made to conform prior quarter amounts to the current quarter presentation.

     In the first quarter of fiscal 1999, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The adoption of the SOPs, in certain circumstances, has resulted and may in the future result in the deferral of software license revenues that would have been recognized upon delivery of the related software under the preceding accounting standard, SOP 91-1.

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

                                           Three Months
                                          Ended September 30,
                                    ---------------------------
                                       1998              1997
                                    ---------         ---------
Revenue                             $  26,891         $  18,452
                                    ---------         ---------
Net Income                          $     857         $     413
                                    ---------         ---------

Note C - Earnings per Share

     The Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" during the fiscal quarter ended December 31, 1997. In accordance with the provisions of SFAS No. 128, earnings per share for 1997 have been restated. The following table sets forth the computation of basic and diluted earnings per share (in $000's except per share data):

                                                          Three Months
                                                       Ended September 30,
                                                     ------------------------
                                                        1998          1997
                                                     ---------      ---------
NUMERATOR:
     Net income for both basic and diluted
     earnings per share                                  $857          $532
                                                     ---------      ---------
                                                     ---------      ---------
DENOMINATOR:
     Weighted-average shares outstanding                6,497          5,857

     Contingently issuable shares                         125            125
                                                     ---------      ---------
     Denominator for basic earnings
     per share                                          6,622          5,982
     Effect of dilutive securities:
     Employee stock options                               638            585
                                                     ---------      ---------
     Denominator for diluted earnings
     per share                                          7,260          6,567
                                                     ---------      ---------
                                                     ---------      ---------
     Basic earnings per share                           $0.13          $0.09
                                                     ---------      ---------
                                                     ---------      ---------
     Diluted earnings per share                         $0.12          $0.08
                                                     ---------      ---------
                                                     ---------      ---------

Note D - Comprehensive Income

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income" as of July 1, 1998. SFAS No. 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity include all changes in equity during a period except those resulting from investments by and distributions to stockholders. The Company has restated information for the prior period reported below to conform to this standard.

                                                        Three Months
                                                    Ended September 30,
                                                --------------------------
                                                  1998              1997
                                                --------          --------
Net income                                        857                 532
Foreign currency translation adjustment           411                (329)
                                              -------             -------
Total comprehensive income                    $ 1,268             $   203
                                              -------             -------
                                              -------             -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Symix is a global provider of open, client/server manufacturing software for mid-range discrete manufacturers. Symix designs, develops, markets and supports a fully integrated manufacturing, planning and financial software system that addresses the ERP requirements of manufacturers.

REVENUE

     The Company's net revenue is derived primarily from (1) licensing Symix software and providing custom programming services; (2) providing installation, implementation, training, consulting and systems integration services; and (3) providing maintenance and support on a subscription basis. Revenue for fiscal 1998 is accounted for in accordance with AICPA SOP 91-1 on Software Revenue Recognition. Revenue for fiscal 1999 is accounted for in accordance with SOP 97-2, as amended by SOP 98-4.

     Net revenue was $26.9 million for the three months ended September 30, 1998, an increase of 53% from the same quarter of the previous year. Both license fee and service, maintenance and support revenues contributed to the net revenue increase, with 52% and 55% increases respectively.

     All three major geographic channels, North America, Europe and Asia Pacific, contributed to the license fee component of revenue growth. A combination of factors attributed to the increase in license fee revenue. In particular, acquisitions, the increased number of sales representatives, and overall market acceptance of the Company's product line resulted in increased software sales. International license fee revenue was in line with expectations and consistent with last year's results, representing approximately 24% of net revenue.

     Service, maintenance and support revenue is derived from installation, implementation, training, consulting, systems integration and software product maintenance and support services. Service, maintenance and support revenue of $12.4 million increased 55% from the quarter-to-quarter comparison as a result of the increase in software sales that occurred during the past couple of quarters and the Company's ability to meet the increased demand for services that resulted from such software sales.

COST OF REVENUE

     Total cost of revenue as a percentage of net revenue was 38% for the quarter ended September 30, 1998, compared to 39% for the quarter ended September 30, 1997. Both license fee and service, maintenance and support margins improved slightly.

     Cost of license fees includes royalties, amortization of capitalized software development costs and software delivery expenses. Cost of license fees decreased to 27% of license fee revenue for the quarter ended September 30, 1998 compared to 28% for the same period last year. The improved license fee gross margin in the current quarter is attributable to the increase in the license fee revenue relative to the rate of amortization on capitalized software.

     Cost of service, maintenance and support includes the personnel and related overhead costs for implementation, training and customer support services, together with fees paid to third parties for subcontracted services. Cost of service, maintenance and support decreased to 51% of service, maintenance and support revenue from 52% for the same time last year. The service, maintenance and support margin increased as the number of employees increased compared to the number of subcontracted consultants. The Company has been successful in hiring additional employees and reducing the amount of subcontracted work which is more expensive. Additionally, the increase in service renewals due to the customer base expansion continues to positively impact this margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses consist of personnel and related overhead costs, including commissions for the sales, marketing, general and administrative activities of the Company, together with advertising and promotional costs. Selling, general and administrative expense increased 69% for the quarter ended September 30, 1998, and as a percentage of revenue increased from 44% at September 30, 1997 to 49% at September 30, 1998. The increase in selling, general and administrative expense is related to the increases in staffing, the spending in infrastructure to support growth and emerging technologies, and expanding foreign operations.

RESEARCH AND DEVELOPMENT

     Research and development expenses include personnel and related overhead costs for product development, enhancement, upgrades, quality assurance and testing. Research and product development expenditures, including amounts capitalized for the three months ended September 30, 1998, were $3.4 million compared to $3.3 million for the same period last year. Capitalization of software development costs was $1.1 million for the quarter ended September 30, 1998, compared to $1.3 million for the comparable period last year. As a percentage of revenue, net of software capitalized, research and development expense decreased from 12% a year ago, to 8% at September 30, 1998. In terms of absolute dollars, research and development expense increased by $162,000 or 8%. The increase in research and development expenditures is the result of investments in the expanding product offerings as well as a new release of the Company's core product - SyteLine version 4.0. Additionally, the Company expects to launch a new product in early calendar year 1999.

PROVISION FOR INCOME TAXES

     The effective tax rates for the quarters ended September 30, 1998, and 1997 were 40% and 37% respectively. The increased effective tax rate is primarily due to (i) the amount of foreign taxable earnings in countries with higher effective rates and (ii) the non-deductibility of the amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities used cash of $2.3 million during the three month period ended September 30, 1998, compared to $0.4 million used in the same period in 1997. In both periods, cash provided by operating activities was due principally to earnings and increases in deferred revenues and non-cash charges. Cash provided by operating activities was more than offset in the quarter ended September 30, 1998 by the decrease in trade and tax payables related to year end. The accounts receivable days sales outstanding was 105 days at September 30, 1997 compared to 104 days at September 30, 1998. Typically days sales outstanding for the first quarter of the fiscal year increase as a result of the carryover from the strong fourth quarter, as well as a general slowdown in the summer months causing most of the business to close in the first quarter towards the end of the third month. For both periods presented, cash provided by financing activities was used to fund software development costs and to purchase computer equipment.

     As of September 30, 1998, the Company had $16.5 million in working capital, including $3.4 million in cash and cash equivalents. In addition to its present working capital, the Company has a $15.0 million unsecured revolving bank line of credit that expires in fiscal 2001. The Company has accessed the line of credit for $4.4 million as of September 30, 1998. It is expected that the Company's continued expansion of its operations and products will result in additional requirements for cash in the future which will be met through operations and the line of credit.

POSSIBLE ADVERSE IMPACT OF RECENT ACCOUNTING PRONOUNCEMENT

     In October 1997 the Accounting Standards Executive committee issued SOP 97-2 "Software Revenue Recognition". SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. Accordingly the Company adopted SOP 97-2 beginning this year. The Company believes its current revenue recognition policies and practices are materially consistent with the SOP; however, implementation guidelines for this standard have not yet been issued and a wide range of potential interpretations is being discussed with the accounting profession. Once available, such implementation guidance could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could materially adversely affect the Company's future revenue and net income.

     In addition, such implementation guidance may necessitate substantial changes in the Company's business practices in order for the Company to continue to recognize a substantial portion of its license fee revenue upon delivery of its software products. Such changes may reduce demand, extend sales cycles, increase administrative costs and otherwise adversely affect operations. In addition, the Company could become competitively disadvantaged relative to foreign-based competitors not subject to U.S. generally accepted accounting principles.

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

     Not Applicable.

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

          None

ITEM 5.   OTHER INFORMATION.

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a) See Index to Exhibits filed with this Quarterly Report on Form 10-Q following the Signature Page.

          b)   Reports on Form 8-K:  None.

                                     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SYMIX SYSTEMS, INC.



Date:  November 13, 1998                /s/ Lawrence W. Deleon
                                        ----------------------------------
                                        Lawrence W. DeLeon,
                                        Duly Authorized Officer and
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

EXHIBIT NO.     DESCRIPTION                      PAGE
-----------     -----------                      ----

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

 27             Financial Data Schedule          Filed herein