Form 10-Q
period 1998-12-31
SYMIX SYSTEMS INC
filed 1999-02-16
CIK 872443

                                 FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(MARK ONE)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

                                    OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------
Commission File Number 0-19024
                       -------

                          Symix Systems, Inc.
              -------------------------------------------
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

     The number of common shares, without par value, of the registrant outstanding as of February 8, 1999 was 6,710,869.

                      PART I -- FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.


                                 INDEX

Consolidated Balance Sheets
  December 31, 1998 (unaudited)
  June 30, 1998                                        Filed herein

Consolidated Statements of Operations (unaudited)
  Three Months and Six Months
  Ended December 31, 1998 and 1997                     Filed herein

Consolidated Statements of Cash Flows (unaudited)
  Six Months Ended December 31, 1998 and 1997          Filed herein

Notes to Consolidated Financial Statements (unaudited) Filed herein

                    SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                                         December 31,     June 30,
                                                             1998          1998
                                                         ------------   ------------
                                                          (unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                    $ 3,024        $ 6,115
 Trade accounts receivable, less allowance for
   doubtful accounts of $1,193 at December 31, 1998
   and $1,063 at June 30, 1998                                 39,980         32,925
 Inventories                                                      672            489
 Prepaid expenses                                               2,205          1,346
 Other receivables                                                641            427
 Deferred income taxes                                            477            573
                                                         ------------   ------------
     TOTAL CURRENT ASSETS                                      46,999         41,875

OTHER ASSETS
 Purchased and developed software, net of accumulated
   amortization of $9,292 at December 31, 1998
   and $8,164 at June 30, 1998                                 12,104         11,012
 Deferred income taxes                                            361            180
 Intangibles, net                                               6,020          5,091
 Deposits and other assets                                      1,678          1,725
                                                         ------------   ------------
                                                               20,163         18,008
EQUIPMENT AND IMPROVEMENTS
 Furniture and fixtures                                         3,047          2,880
 Computer and other equipment                                  13,041         11,573
 Leasehold improvements                                         1,433          1,262
                                                         ------------   ------------
                                                               17,521         15,715

 Less allowance for depreciation and amortization              10,760          9,216
                                                         ------------   ------------
                                                                6,761          6,499
                                                         ------------   ------------
     TOTAL ASSETS                                             $73,923        $66,382
                                                         ------------   ------------
                                                         ------------   ------------


See notes to consolidated financial statements

                    SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)
                              (In thousands)

                                                         December 31,     June 30,
                                                             1998          1998
                                                         ------------   ------------
                                                          (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                        $10,711        $13,276
 Customer deposits                                                148            288
 Deferred revenue                                              16,997         13,155
 Income taxes payable                                           1,577          1,304
 Current portion of long term obligations                         630            277
                                                         ------------   ------------
     TOTAL CURRENT LIABILITIES                                 30,063         28,300

LONG-TERM OBLIGATIONS                                             300            305

BANK CREDIT AGREEMENT                                           3,851          2,000

DEFERRED INCOME TAXES                                           2,323          2,476

MINORITY INTEREST                                               2,020          2,000

SHAREHOLDERS' EQUITY
 Common stock, authorized 20,000 shares; issued 6,876
    shares at December 31, 1998, and 6,778
    at June 30, 1998; at stated capital
    amounts of $.01 per share                                      68             68
 Convertible preferred stock of subsidiary                        783          1,031
 Capital in excess of stated value                             24,840         23,937
 Retained earnings                                             12,684          9,497
 Cumulative translation adjustment                             (1,689)        (1,912)
                                                         ------------   ------------
                                                               36,686         32,621
Less: Cost of common shares in treasury,
  304 shares at December 31, 1998
  and June 30, 1998, at cost                                   (1,320)        (1,320)
                                                         ------------   ------------
       TOTAL SHAREHOLDERS' EQUITY                              35,366         31,301
                                                         ------------   ------------
     TOTAL LIABILITIES AND

       SHAREHOLDERS' EQUITY                                   $73,923        $66,382
                                                         ------------   ------------
                                                         ------------   ------------


See notes to consolidated financial statements

                            SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In thousands, except per share data)

                                       (unaudited)

                                                        Three Months           Six Months
                                                    Ended December 31,     Ended December 31,
                                                   ---------------------  ---------------------
                                                      1998       1997        1998       1997
                                                   ---------  ----------  ---------  ----------
License fees                                         $19,018     $14,485    $33,498    $24,033
Service, maintenance and support                      14,083       9,532     26,494     17,549
                                                   ---------  ----------  ---------  ----------
  Net revenue                                         33,101      24,017     59,992     41,582

License fees                                           4,689       3,679      8,554      6,391
Service, maintenance and support                       8,030       4,858     14,362      9,037
                                                   ---------  ----------  ---------  ----------
  Cost of revenue                                     12,719       8,537     22,916     15,428
                                                   ---------  ----------  ---------  ----------
  Gross Margin                                        20,382      15,480     37,076     26,154
                                                   ---------  ----------  ---------  ----------
Selling, general and administrative                   14,331      11,133     27,423     18,874
Research and product development                       2,249       1,709      4,446      3,744
Acquisition research and development write-off          -          6,503       -         6,503
                                                   ---------  ----------  ---------  ----------
    Total operating expenses                          16,580      19,345     31,869     29,121
                                                   ---------  ----------  ---------  ----------
    Operating income (loss)                            3,802      (3,865)     5,207     (2,967)

Interest and other income (expense), net                  80         (16)        92        (65)
                                                   ---------  ----------  ---------  ----------
Income (loss) before income taxes                      3,882      (3,881)     5,299     (3,032)

Provision for income taxes                             1,553       1,004      2,112      1,321
                                                   ---------  ----------  ---------  ----------
    Net income (loss)                                 $2,329     ($4,885)    $3,187    ($4,353)
                                                   ---------  ----------  ---------  ----------
                                                   ---------  ----------  ---------  ----------
Basic EPS:
    Net income (loss) per share                        $0.35      ($0.79)     $0.48     ($0.72)
                                                   ---------  ----------  ---------  ----------
                                                   ---------  ----------  ---------  ----------
Diluted EPS:
    Net income (loss) per share                        $0.32      ($0.79)     $0.44     ($0.72)
                                                   ---------  ----------  ---------  ----------
                                                   ---------  ----------  ---------  ----------
Weighted average number of common
shares outstanding                                     6,648       6,185      6,635      6,084
                                                   ---------  ----------  ---------  ----------
                                                   ---------  ----------  ---------  ----------
Weighted average number of common
shares outstanding assuming dilution                   7,281       6,185      7,270      6,084
                                                   ---------  ----------  ---------  ----------
                                                   ---------  ----------  ---------  ----------


See notes to consolidated financial statements

                         SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)

                                     (unaudited)

                                                           Six Months Ended
                                                            December 31,
                                                       -------------------------
                                                            1998       1997
                                                       ------------  -----------
                                                      Increase (decrease) in cash
OPERATING ACTIVITIES
Net income (loss)                                           $3,187       ($4,353)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Acquisition research and development write-off              -            6,503
  Depreciation and amortization                              3,752         2,833
  Provision for losses on accounts receivable                  130           211
  Provision for deferred income taxes                          542         1,171

Changes in operating assets and liabilities:
  Trade accounts receivable                                 (6,948)       (6,463)
  Prepaid expenses and other receivables                    (1,046)          102
  Inventory                                                   (182)         (175)
  Deposits                                                      71          (480)
  Accounts payable and accrued expenses                     (2,947)         (648)
  Customer deposits                                           (140)         (137)
  Deferred revenue                                           3,816           908
  Income taxes payable/refundable                             (646)         (203)
                                                       ------------  -----------
NET CASH USED BY
OPERATING ACTIVITIES                                          (411)         (731)

See notes to consolidated financial statements

                         SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                    (In thousands)

                                     (unaudited)

                                                           Six Months Ended
                                                            December 31,
                                                       -------------------------
                                                            1998       1997
                                                       ------------  -----------
                                                      Increase (decrease) in cash

INVESTING ACTIVITIES
  Purchase of equipment and improvements                     (1,806)      (1,160)
  Additions to purchased and developed software              (2,415)      (2,390)
  Purchase of subsidiaries, net of cash acquired               (638)        (148)
                                                       ------------  -----------
      NET CASH USED BY
      INVESTING ACTIVITIES                                   (4,859)      (3,698)

FINANCING ACTIVITIES
  Proceeds from issuance of common
   stock and exercise of stock options                          395          105
  Additions to long-term obligations, net of payments         1,573        3,556
                                                       ------------  -----------
      NET CASH PROVIDED
      BY FINANCING ACTIVITIES                                 1,968        3,661

      Effect of exchange rate changes on cash                   211         (114)
                                                       ------------  -----------
      Net change in cash                                     (3,091)        (882)

  Cash at beginning of period                                 6,115        2,332
                                                       ------------  -----------

      CASH AT END OF PERIOD                                  $3,024       $1,450
                                                       ------------  -----------
                                                       ------------  -----------


See notes to consolidated financial statements

                     SYMIX SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Accounting Policies and Presentation

     The accompanying consolidated financial statements are unaudited; however, the information contained therein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. All adjustments made were of a normal recurring nature. These interim results of operations are not necessarily indicative of the results to be expected for a full year.

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

     In December 1998, SOP 98-9 was issued which modifies SOP 97-2 with respect to certain transactions. The Company will be required to adopt SOP 98-9 beginning in fiscal 2000. The Company has not yet determined the effect, if any, that SOP 98-9 will have on it's revenue recognition policies.

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

                                Six Months
                          Ended December 31,
                          ---------------------
                             1998       1997
                          --------    ---------
Revenue                    $59,992      $42,746
                          --------    ---------
Net Income                  $3,187       $1,489
                          --------    ---------

Note C - Earnings per Share

     The Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" during the fiscal quarter ended December 31, 1997. The following table sets forth the computation of basic and diluted earnings per share (in $000's except per share data):

                                                        Three Months           Six Months
                                                     Ended December 31,     Ended December 31,
                                                    ---------------------  ---------------------
                                                        1998      1997         1998      1997
                                                    ----------  ---------  ---------  ----------

NUMERATOR:
  Net income (loss) for both basic and diluted
  earnings (loss) per share                             $2,329   ($4,885)     $3,187    ($4,353)
                                                    ----------  ---------  ---------  ----------
                                                    ----------  ---------  ---------  ----------
DENOMINATOR:
  Weighted-average shares outstanding                    6,551     6,060       6,524      5,959

  Contingently issuable shares                              97       125         111        125
                                                    ----------  ---------  ---------  ----------
  Denominator for basic earnings (loss)
  per share                                              6,648     6,185       6,635      6,084

  Effect of dilutive securities:
  Employee stock options                                   633      -            635       -
                                                    ----------  ---------  ---------  ----------
  Denominator for diluted earnings (loss)
  per share                                              7,281     6,185       7,270      6,084
                                                    ----------  ---------  ---------  ----------
                                                    ----------  ---------  ---------  ----------
  Basic earnings (loss) per share                        $0.35    ($0.79)      $0.48     ($0.72)
                                                    ----------  ---------  ---------  ----------
                                                    ----------  ---------  ---------  ----------
  Diluted earnings (loss) per share                      $0.32    ($0.79)      $0.44     ($0.72)
                                                    ----------  ---------  ---------  ----------
                                                    ----------  ---------  ---------  ----------

     During fiscal 1998, if the effect of the non-recurring charge of $6.5 million were excluded from the financial results, the effect of the dilutive securities should be factored into the denominator for the diluted earnings per share calculation. The effect of those dilutive securities for the three month period ended December 31, 1997 would be 604 and for the six month period 594.

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

                                                        Three Months           Six Months
                                                     Ended December 31,     Ended December 31,
                                                    ---------------------  ---------------------
                                                        1998      1997         1998      1997
                                                    ----------  ---------  ---------  ----------

Net income (loss)                                       $2,329    ($4,885)    $3,187     ($4,353)
Foreign currency translation adjustment                   (188)      (614)       223        (943)
                                                    ----------  ---------  ---------  ----------
Total comprehensive income (loss)                       $2,141    ($5,499)    $3,410     ($5,296)
                                                    ----------  ---------  ---------  ----------
                                                    ----------  ---------  ---------  ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Symix is a global provider of open, client/server manufacturing software for mid-range discrete manufacturers. Symix designs, develops, markets and supports a fully integrated manufacturing, planning and financial software system that addresses the ERP requirements of manufacturers.

REVENUE

     The Company's net revenue is derived primarily from (1) licensing
Symix software and providing custom programming services; (2) providing installation, implementation, training, consulting and systems integration services; and (3) providing maintenance and support on a subscription basis. Revenue for fiscal 1998 is accounted for in accordance with AICPA Statement of Position 91-1 on Software Revenue Recognition. Revenue for fiscal 1999 is accounted for in accordance with SOP 97-2, as amended by SOP 98-4.

     Net revenue was $33.1 million for the three months ended December
31, 1998, an increase of 38% from the same quarter of the previous year. Both license fee and service, maintenance and support revenues contributed to the net revenue increase, with 31% and 48% increases respectively. For the six months ended December 31, 1998, net revenue was $60.0 million, an increase of 44% from the same period of the previous year. Consistent with the quarter, both license fee and service, maintenance and support revenues contributed to the six month net revenue increase, with 39% and 51% increases, respectively.

    The license fee component of net revenue of $19.0 million increased 31% from the same three-month period last year. All three major geographic channels (North America, Europe and Asia Pacific) contributed to the revenue growth. A combination of factors attributed to the increase in license fee revenue. An increased number of sales representatives and overall market acceptance of the Company's product line resulted in more software sales. The Company also targeted selling into its existing customer base. As a result, sales into the existing customer base increased this past quarter to approximately 25% of total license fees compared to 20% in prior quarters. International license fee revenue was in line with expectations and increased slightly to 25% of revenue compared to 21% of license fee revenue for the same period last year.

     Service, maintenance and support revenue of $14.1 million increased 48% from the quarter-to-quarter comparison and to $26.5 million, a 51% increase for the six month comparison. The significant increases in the service, maintenance and support revenues for both the three and six month periods is attributable to the growth of the Company's service organization to support the increase of new licenses sold during the past few quarters.

COST OF REVENUE

     Total cost of revenue as a percentage of net revenue was 38% for the quarter ended December 31, 1998, compared to 36% for the quarter ended December 31, 1997. The six month comparison was similar to the three month, with cost of revenue as a percentage of net revenue increasing slightly to 38% at December 31, 1998 compared to 37% at December 31, 1997.

     Cost of license fees includes royalties, amortization of capitalized software development costs and software delivery expenses. Cost of license fees stated as a percentage of license fee revenue was 25% for each three month period ended December 31, 1998 and 1997, respectively. The six month period percentages were fairly consistent as well, 26% for the six month period ended December 31, 1998, and 27% for the six month period ended December 31, 1997. The slight improvement in the six month period percentage is attributable to the increase in the license fee revenue relative to the rate of amortization on capitalized software.

     Cost of service, maintenance and support includes the personnel and related overhead costs for implementation, training, and customer support services, together with fees paid to third parties for subcontracted services. Cost of service, maintenance and support increased to 57% of service, maintenance and support revenue for the three month period ended December 31, 1998 from 51% for the same period last year. The percentage also increased slightly from 51% for the six month period ended December 31, 1997 to 54% for the six month period ended December 31, 1998. The increase in this cost for both the three and six month periods is primarily attributable to the increase in the amount of third party subcontracted services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expense consists of personnel and related overhead costs including commissions for the sales, marketing, general and administrative activities of the Company, together with advertising and promotional costs. Selling, general and administrative expense increased 29% for the quarter ended December 31, 1998, and as a percentage of revenue decreased from 46% for the quarter ended December 31, 1997 to 43% for the quarter ended December 31, 1998. Improved productivity in the international distribution channels, particularly in Asia, contributed to the lower expense ratio. For the six month periods ended December 31, 1998 and 1997, respectively, selling, general and administrative expense increased 45% and as a percentage of net revenue increased from 45% in 1997 to 46% in 1998. The slight increase in selling, general and administrative expense ratio for the six month period is related to the increase in staffing, the spending in infrastructure to support growth and emerging technologies, and expanding operations.

RESEARCH AND DEVELOPMENT

     Research and product development expenditures, including amounts capitalized for the three months ended December 31, 1998, were $3.4 million compared to $2.8 million for the same period last year. For the six months ended December 31, 1998, research and development expenses, including capitalized costs, were $6.8 million compared to $6.1 million for the same period last year. Capitalization of software development costs was $1.2 million for the quarter ended December 31, 1998, compared to $1.1 million for the comparable period last year. For the six month period ended December 31, 1998, $2.3 million of research and development expense was capitalized compared to $2.4 million for the same period last year. For the three month period comparison, as a percentage of net revenue net of software capitalized, research and development expense remained constant at 7%. In terms of absolute dollars, research and development expense increased 32%. For the six month comparison, as a percentage of net revenue net of software capitalized, research and development expense decreased from 9% for the period ended December 31, 1997 to 7% for the period ended December 31, 1998. In terms of absolute dollars, research and development expense increased 19%. The increase in research and development expenditures is the result of investments in the expanding product offerings as well as a new release of the Company's core product - SyteLine version 4.0. Additionally, the new Electronics, Computers and Consumer product initiative will be launched in early calendar year 1999.

PROVISION FOR INCOME TAXES

     The effective tax rates for the quarters ended December 31, 1998 and 1997 were 40% and 38% (excluding the non-deductible charge of $6.5 million for acquired research and development) respectively. The increased effective tax rate is primarily due to, (i) the amount of foreign taxable earnings in countries with higher effective tax rates and (ii) the non-deductibility of the amortization of goodwill thereby increasing the Company's overall tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities used cash of $0.4 million during the six month period ended December 31, 1998, compared to $0.7 million used in the same period in 1997. In both periods, cash provided by operating activities was due principally to earnings and increases in deferred revenues and non-cash charges. Cash provided by operations was more than offset by the increase in trade accounts receivable and the decrease in trade payables. The accounts receivable average days sales outstanding was 106 days at December 31, 1997 compared to 110 days at December 31, 1998. The increase in average days sales outstanding is primarily attributable to the increase in the international business. For both periods presented, cash provided by financing activities was used to fund software development costs and to purchase computer equipment.

      As of December 31, 1998, the Company had $16.9 million in working capital, including $3.0 million in cash and cash equivalents. The Company has accessed its $15.0 million unsecured revolving line of credit for $3.9 million as of December 31, 1998. It is expected that the Company's continued expansion of its operations and products will result in additional requirements for cash in the future, which will be met through operations and the line of credit.

POSSIBLE ADVERSE IMPACT OF RECENT ACCOUNTING PRONOUNCEMENT

     In October 1997 the Accounting Standards Executive committee issued
SOP 97-2 "Software Revenue Recognition". SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. Accordingly, the Company adopted SOP 97-2 beginning this fiscal year. The Company believes its current revenue recognition policies and practices are materially consistent with SOP 97-2. Implementation guidelines for this standard, however, have not yet been issued and a wide range of potential interpretations is being discussed with the accounting profession. Once available, such implementation guidance could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could materially adversely affect the Company's future revenue and net income.

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

YEAR 2000 READINESS DISCLOSURE STATEMENT

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

     The Company is in the process of assessing the Year 2000 readiness of selected third parties, including key suppliers, subcontractors, business partners and customers. To the extent that the Company uses third party products or technology in its computer software products, the Company has obtained confirmation of Year 2000 compliance from such third party providers. A failure of one or more of such suppliers, subcontractors, business partners or customers to sufficiently address their Year 2000 compliance issues could materially adversely affect the Company's business, financial condition and results of operations.

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

                      PART II - OTHER INFORMATION

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In connection with the acquisition of Visual Applications Software, Inc. ("VAS") in January, 1997, the Company entered into a Share Exchange
Agreement with the former stockholders of VAS. Under the Share Exchange Agreement, the Company agreed to exchange Class A Preference Shares of
Symix Systems (Ontario) Inc., a subsidiary of the Company (the "Class A Shares"), held by the former VAS stockholders for common shares of the Company. On October 7, 1998, the Company issued 34,768 common shares to the former VAS stockholders in exchange for 30,000 Class A Shares in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and based upon representations from each former VAS stockholder that the shares were being acquired for his own account for investment purposes only. The Company did not receive any other consideration in connection with the issuance of the common shares. The common shares were subsequently registered with the Securities and Exchange Commission on Form S-3 (Registration No. 333-64677) at the request of the former VAS stockholders pursuant to the terms of the Share Exchange Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        (a) The Annual Meeting of Shareholders of Registrant was held on November 11, 1998 (the "Meeting").

        (b)   No response required.

        (c) The only matters voted on at the Meeting were (i) the uncontested election of Lawrence J. Fox, Stephen A. Sasser, Duke W. Thomas, Larry L. Liebert, John T. Tait and
              James A. Rutherford as directors of the Company; and
              (ii) the approval of an amendment to Section 6 of the Symix Systems, Inc. Employee Stock Purchase Plan (the "Plan") in order to eliminate the exclusion of certain "highly compensated employees" (as defined in the Plan) from participation in the Plan. There were

              6,092,672 common shares of the Company represented in person or by proxy at the Meeting.

              The manner in which the votes were cast with respect to the election of directors was as follows:


                                                          SHARES
              NOMINEE        SHARES VOTED "FOR"          WITHHELD
              -------        --------------------        --------
         Lawrence J. Fox         6,015,547                 74,125
         Stephen A. Sasser       6,019,047                 73,625
         Duke W. Thomas          6,018,047                 74,625
         Larry L. Leibert        6,018,547                 74,125
         John T. Tait            6,016,947                 75,725
         James A. Rutherford     6,018,864                 73,808

               The manner in which the votes were cast with respect to the proposed amendment to Section 6 of the Plan was as follows:

       SHARES VOTED "FOR"       SHARES VOTED "AGAINST"      ABSTENTIONS      BROKER NONVOTES
      --------------------     -----------------------      -----------      ---------------
           5,803,179                   275,472                  6,665            7,356


        (d)   Not applicable.

ITEM 5. OTHER INFORMATION.

     Symix announced, on January 29, 1999, that its Board of Directors had elected Stephen A. Sasser, 49, to the position of president and chief executive officer. Sasser succeeded Larry J. Fox, 42, to the position of chief executive officer. Fox will continue to serve Symix as chairman.

     Sasser has been president and chief operating officer of Symix since July, 1995. Prior to joining Symix, he served as vice president of international operations for Trilogy Development Group, a provider of client-server sales and marketing software. From 1992 to 1994, he served as group vice president of the Systems Management Division and Pacific Rim Operations for Legent Corporation, a provider of systems management software products and services. Sasser also served as president of the Data Center Management Division of Goal Systems International, Inc., which was acquired by Legent in 1992. He holds a B.B.A. and M.B.A. from Southern Methodist University and currently serves as a director of Viaserv Corporation and Alkon Corporation.


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


                                            SYMIX SYSTEMS, INC.

Date: February 16, 1999                    /s/ Lawrence W. DeLeon
                                            ----------------------
                                            Lawrence W. DeLeon,
                                            Duly Authorized Officer and
                                            Principal Financial Officer

                             INDEX TO EXHIBITS



Exhibit No.    Description                               Page
-----------    -----------                               ----

3(a)(1)        Amended Articles of Incorporation of       Incorporated herein by reference to
               Symix Systems, Inc. (as filed with the     Exhibit 3(a)(1) to the Annual Report on
               Ohio Secretary of State on February 8,     Form 10-K for the fiscal year ended June
               1991)                                      30, 1997

3(a)(2)        Certificate of Amendment to the Amended    Incorporated herein by reference to
               Articles of Incorporation of Symix         Exhibit 3(a)(2) to the Annual Report on
               Systems, Inc. (as filed with the Ohio      Form 10-K for the fiscal year ended June
               Secretary of State on July 16, 1996)       30, 1997

3(a)(3)        Amended Articles of Incorporation of       Incorporated herein by reference to
               Symix Systems, Inc. (reflecting            Exhibit 3(a)(3) to the Annual Report on
               amendments through July 16, 1996, for      Form 10-K for the fiscal year ended June
               purposes of SEC reporting compliance       30, 1997
               only)

3(b)           Amended Regulations of Symix Systems,      Incorporated herein by reference to
               Inc.                                       Exhibit 3(b) to the Registration Statement
                                                          on Form S-1 of Registrant filed on
                                                          February 12, 1991 (Registration No.
                                                          33-38878)

4(a)(1)        Amended Articles of Incorporation of       Incorporated herein by reference to
               Symix Systems, Inc. (as filed with the     Exhibit 3(a)(1) to the Annual Report on
               Ohio Secretary of State on February 8,     Form 10-K for the fiscal year ended June
               1991)                                      30, 1997

4(a)(2)        Certificate of Amendment to the Amended    Incorporated herein by reference to
               Articles of Incorporation of Symix         Exhibit 3(a)(2) to the Annual Report on
               Systems, Inc. (as filed with the Ohio      Form 10-K for the fiscal year ended June
               Secretary of State on July 16, 1996)       30, 1997

4(a)(3)        Amended Articles of Incorporation of       Incorporated herein by reference to
               Symix Systems, Inc. (reflecting            Exhibit 3(a)(3) to the Annual Report on
               amendments through July 16, 1996, for      Form 10-K for the fiscal year ended June
               purposes of SEC reporting compliance       30, 1997
               only)

                                   19


Exhibit No.    Description                               Page
-----------    -----------                               ----

4(b)           Amended Regulations of Symix Systems,      Incorporated herein by reference to
               Inc.                                       Exhibit 3(b) to the Registration Statement
                                                          on Form S-1 of Registrant filed
                                                          February 12, 1991 (Registration No.
                                                          33-38878)

10             Fourth Amendment to Loan Agreement Among   Filed herein
               Symix Systems, Inc. and Symix Computer
               Systems, Inc. and Bank One, NA

27             Financial Data Schedule                    Filed herein

99             Press Release Announcing Election          Filed herein
               of Stephen A. Sasser as President
               and Chief Executive Officer