Form 10-Q
period 1999-03-31
SYMIX SYSTEMS INC
filed 1999-05-14
CIK 872443

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(MARK ONE)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                      OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________
Commission File Number 0-19024
                       -------

                              Symix Systems, Inc.
                ----------------------------------------------
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

         The number of common shares, without par value, of the registrant outstanding as of May 10, 1999 was 6,730,769.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                     INDEX


Consolidated Balance Sheets
     March 31, 1999 (unaudited) and
     June 30, 1998                                              Filed herein

Consolidated Statements of Operations (unaudited)
     Three Months and Nine Months
     Ended March 31, 1999 and 1998                              Filed herein

Consolidated Statements of Cash Flows (unaudited)
     Nine Months Ended March 31, 1999 and 1998                  Filed herein

Notes to Consolidated Financial Statements (unaudited)          Filed herein


                     SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                 March 31,         June 30,
                                                                    1999             1998
                                                                -----------        --------
                                                                (unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                     $ 3,261          $ 6,115
    Trade accounts receivable, less allowance for
      doubtful accounts of $1,227 at March 31, 1999
      and $1,063 at June 30, 1998                                  39,462           32,925
    Inventories                                                       718              489
    Prepaid expenses                                                2,300            1,346
    Other receivables                                                 743              427
    Deferred income taxes                                             118              573
                                                                  -------          -------
         TOTAL CURRENT ASSETS                                      46,602           41,875

OTHER ASSETS
    Purchased and developed software, net of accumulated
      amortization of $10,080 at March 31, 1999
      and $8,164 at June 30, 1998                                  12,128           11,012
    Deferred income taxes                                             365              180
    Intangibles, net                                                5,588            5,091
    Deposits and other assets                                       2,015            1,725
                                                                  -------          -------
                                                                   20,096           18,008

EQUIPMENT AND IMPROVEMENTS
    Furniture and fixtures                                          3,144            2,880
    Computer and other equipment                                   13,593           11,573
    Leasehold improvements                                          1,446            1,262
                                                                  -------          -------
                                                                   18,183           15,715

    Less allowance for depreciation and amortization               11,535            9,216
                                                                  -------          -------
                                                                    6,648            6,499
                                                                  -------          -------

      TOTAL ASSETS                                                $73,346          $66,382
                                                                  -------          -------
                                                                  -------          -------


See notes to consolidated  financial statements

                     SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                (In thousands)


                                                                                      March 31,          June 30,
                                                                                        1999               1998
                                                                                     -----------         --------
                                                                                     (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                             $ 11,049           $ 13,276
    Customer deposits                                                                      116                288
    Deferred revenue                                                                    15,793             13,155
    Income taxes payable                                                                   747              1,304
    Current portion of long-term obligations                                               605                277
                                                                                      --------           --------
           TOTAL CURRENT LIABILITIES                                                    28,310             28,300

LONG-TERM OBLIGATIONS                                                                      300                305

BANK CREDIT AGREEMENT                                                                    3,204              2,000

DEFERRED INCOME TAXES                                                                    2,763              2,476

MINORITY INTEREST                                                                        2,020              2,000

SHAREHOLDERS' EQUITY
    Common stock, authorized 20,000 shares; issued 7,020 shares at March 31,
       1999, and 6,778 at June 30, 1998; at stated capital
       amounts of  $.01 per share                                                           70                 68
    Convertible preferred stock of subsidiary                                                -              1,031
    Capital in excess of stated value                                                   26,414             23,937
    Retained earnings                                                                   13,467              9,497
    Cumulative translation adjustment                                                   (1,882)            (1,912)
                                                                                      --------           --------
                                                                                        38,069             32,621

    Less: Cost of common shares in treasury,
      304 shares at March 31, 1999
      and June 30, 1998, at cost                                                        (1,320)            (1,320)

                                                                                      --------           --------
          TOTAL SHAREHOLDERS' EQUITY                                                    36,749             31,301
                                                                                      --------           --------

      TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                                                       $ 73,346           $ 66,382
                                                                                      --------           --------
                                                                                      --------           --------


See notes to consolidated financial statements

                     SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                  (unaudited)


                                                               Three Months                          Nine Months
                                                              Ended March 31,                      Ended March 31,
                                                        --------------------------           --------------------------
                                                           1999              1998               1999              1998
                                                        --------          --------           --------          --------
License fees                                            $ 14,137          $ 14,137           $ 47,635          $ 38,171
Service, maintenance and support                          17,188            10,185             43,682            27,733
                                                        --------          --------           --------          --------
     Net revenue                                          31,325            24,322             91,317            65,904

License fees                                               4,274             3,688             12,828            10,079
Service, maintenance and support                           8,975             5,463             23,337            14,500
                                                        --------          --------           --------          --------
     Cost of revenue                                      13,249             9,151             36,165            24,579

                                                        --------          --------           --------          --------
     Gross Margin                                         18,076            15,171             55,152            41,325
                                                        --------          --------           --------          --------

Selling, general and administrative                       14,180            12,204             41,603            31,078
Research and product development                           2,617             1,870              7,063             5,614
Acquisition research and development write-off                 -                 -                  -             6,503
                                                        --------          --------           --------          --------
        Total operating expenses                          16,797            14,074             48,666            43,195
                                                        --------          --------           --------          --------

        Operating income (loss)                            1,279             1,097              6,486            (1,870)

Interest and other income (expense), net                      26               (67)               117              (132)

                                                        --------          --------           --------          --------
Income (loss) before income taxes                          1,305             1,030              6,603            (2,002)

Provision for income taxes                                   522               389              2,634             1,710

                                                        --------          --------           --------          --------
        Net income (loss)                               $    783          $    641           $  3,969          ($ 3,712)
                                                        --------          --------           --------          --------
                                                        --------          --------           --------          --------

Basic EPS:
        Net income (loss)  per share                    $   0.12          $   0.10           $   0.60          ($  0.60)
                                                        --------          --------           --------          --------
                                                        --------          --------           --------          --------

Diluted EPS:
        Net income (loss)  per share                    $   0.11          $   0.09           $   0.54          ($  0.60)
                                                        --------          --------           --------          --------
                                                        --------          --------           --------          --------

Weighted average number of common
shares outstanding                                         6,700             6,519              6,657             6,229
                                                        --------          --------           --------          --------
                                                        --------          --------           --------          --------

Weighted average number of common
shares outstanding assuming dilution                       7,309             7,115              7,283             6,229
                                                        --------          --------           --------          --------
                                                        --------          --------           --------          --------


See notes to consolidated financial statements

                     SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                  (unaudited)


                                                                     Nine Months Ended
                                                                         March 31,
                                                                ---------------------------
                                                                  1999               1998
                                                                --------           --------
                                                                Increase (decrease) in cash
OPERATING ACTIVITIES
      Net income (loss)                                          $ 3,969           ($3,712)
      Adjustments to reconcile net income (loss)
          to net cash provided by operating activities:
        Acquisition research and development write-off                 -             6,503
        Depreciation and amortization                              5,722             4,250
        Provision for losses on accounts receivable                  164               323
        Provision for deferred income taxes                          193               625

      Changes in operating assets and liabilities:
        Trade accounts receivable                                 (6,880)           (7,973)
        Prepaid expenses and other receivables                    (1,282)              (62)
        Inventory                                                   (228)             (169)
        Deposits                                                    (220)             (462)
        Accounts payable and accrued expenses                     (2,192)             (223)
        Customer deposits                                           (171)             (340)
        Deferred revenue                                           2,652               959
        Income taxes payable/refundable                             (196)              373
                                                                --------           --------

        NET CASH PROVIDED BY
        OPERATING ACTIVITIES                                       1,531                92


See notes to consolidated financial statements

                     SYMIX SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                (In thousands)

                                  (unaudited)


                                                                     Nine Months Ended
                                                                         March 31,
                                                                ---------------------------
                                                                   1999              1998
                                                                ---------          --------
                                                                Increase (decrease) in cash
INVESTING ACTIVITIES
        Purchase of equipment and improvements                    (2,516)           (2,144)
        Additions to purchased and developed software             (3,490)           (3,393)
        Purchase of subsidiaries, net of cash acquired              (638)             (149)
                                                                 -------           -------

        NET CASH USED BY
        INVESTING ACTIVITIES                                      (6,644)           (5,686)

FINANCING ACTIVITIES
    Proceeds from issuance of common
      stock and exercise of stock options                          1,118               566
    Additions to long-term obligations, net of payments              926             3,824
                                                                 -------           -------

         NET CASH PROVIDED
         BY FINANCING ACTIVITIES                                   2,044             4,390

        Effect of exchange rate changes on cash                      215                51
                                                                 -------           -------

        Net change in cash                                        (2,854)           (1,153)

    Cash at beginning of period                                    6,115             2,332
                                                                 -------           -------

        CASH AT END OF PERIOD                                    $ 3,261           $ 1,179
                                                                 -------           -------
                                                                 -------           -------


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

         The notes to the consolidated financial statements contained in the Symix Systems, Inc. and Subsidiaries' (the "Company" or "Symix") June 30, 1998 Annual Report to Shareholders should be read in conjunction with these financial statements. Certain reclassifications have been made to conform prior quarter amounts to the current quarter presentation.

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

         In December 1998, SOP 98-9 was issued which modifies SOP 97-2 with respect to certain transactions. The Company will be required to adopt SOP 98-9 beginning in fiscal 2000. The Company has not yet determined the effect, if any, that SOP 98-9 will have on its revenue recognition policies.

Note B - Acquisitions

         On November 24, 1997, the Company acquired Pritsker Corporation ("Pritsker"), for $737,000 in cash and 485,000 common shares of the Company. Pursuant to the acquisition agreement, (i) Pritsker was merged with and into a wholly-owned subsidiary of the Company incorporated in Ohio, (ii) each share of Pritsker common stock was converted into the right to receive
0.170108 common shares of the Company and (iii) each share of Pritsker preferred stock was converted into the right to receive $5.23 in cash plus accrued and unpaid dividends. Each unexercised employee stock option and outstanding warrant for Pritsker common stock was assumed by the Company and converted into the right to acquire that number of common shares of the Company to which the holder would have been entitled if such holder exercised the option or warrant immediately prior to the merger. Pritsker markets advanced planning and scheduling and simulation software to mid-market manufacturers. The transaction was accounted for as a purchase and resulted in a one-time, non-recurring charge of approximately $6.5 million relating to the write-off of acquired in-process technology of Pritsker.

         The following proforma information (in $000's) displays revenue and net income assuming the Company and Pritsker had been combined at the beginning of the period presented. The one time, non-recurring charge of approximately $6.5 million is excluded from proforma net income.


                          Nine Months
                        Ended March 31,
                    ------------------------
                      1999             1998
                    -------          -------
Revenue             $91,317          $67,069
                    -------          -------
                    -------          -------

Net Income          $ 3,969          $ 2,163
                    -------          -------
                    -------          -------


         On February 24, 1999, the Company entered into a merger agreement with Distribution Architects International ("DAI"), a supply chain management application vendor. Due to market conditions, the merger agreement was amended on April 8, 1999. The Company will issue up to 625,000 of its common shares to acquire 100% of the outstanding shares of DAI. Pursuant to the acquisition agreement, (i) DAI will be merged with and into a wholly-owned subsidiary of the Company incorporated in Ohio, (ii) each share of DAI common stock will be converted into the right to receive 0.1313 common shares of the Company and (iii) each DAI stock option outstanding will be converted into the right to receive that number of common shares of the Company equal to $2.17, which is the per share value of DAI stock as agreed to by DAI and the Company, less $1.242, which is the stock option exercise price, multiplied by the number of shares of DAI covered by the stock option, and divided by $18.50. The transaction will be accounted for using purchase accounting. The merger is scheduled to be completed in June, 1999 and is subject to the approval of DAI shareholders.

Note C - Earnings per Share

         The following table sets forth the computation of basic and diluted earnings per share (in $000's except per share data):


                                                                Three Months                        Nine Months
                                                               Ended March 31,                    Ended March 31,
                                                           ------------------------          -------------------------
                                                             1999             1998             1999             1998
                                                           -------          -------          -------          --------
NUMERATOR:
     Net income (loss) for both basic and diluted
     earnings (loss) per share                             $   783          $   641          $ 3,969          ($3,712)
                                                           -------          -------          -------          --------
                                                           -------          -------          -------          --------

DENOMINATOR:
     Weighted-average shares outstanding                     6,696            6,394            6,581            6,104

     Contingently issuable shares                                4              125               76              125
                                                           -------          -------          -------          --------

     Denominator for basic earnings (loss)
     per share                                               6,700            6,519            6,657            6,229

     Effect of dilutive securities:
     Employee stock options                                    609              596              626                -
                                                           -------          -------          -------          --------

     Denominator for diluted earnings (loss)
     per share                                               7,309            7,115            7,283            6,229
                                                           -------          -------          -------          --------
                                                           -------          -------          -------          --------

     Basic earnings (loss) per share                       $  0.12          $  0.10          $  0.60          ($ 0.60)
                                                           -------          -------          -------          --------
                                                           -------          -------          -------          --------

     Diluted earnings (loss) per share                     $  0.11          $  0.09          $  0.54          ($ 0.60)
                                                           -------          -------          -------          --------
                                                           -------          -------          -------          --------


         During fiscal 1998, if the effect of the non-recurring charge of $6.5 million were excluded from the financial results, the effect of the dilutive securities should be factored into the denominator for the diluted earnings per share calculation. The effect of those dilutive securities for the nine month period ended March 31, 1998 would be 595 shares.

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


                                                       Three Months                        Nine Months
                                                      Ended March 31,                    Ended March 31,
                                                 -------------------------          ------------------------
                                                   1999              1998             1999             1998
                                                 -------           -------          -------          -------
Net income (loss)                                $   783           $   641          $ 3,969          ($3,712)
Foreign currency translation adjustment             (193)              193               31             (749)
                                                 -------           -------          -------          -------
Total comprehensive income (loss)                $   590           $   834          $ 4,000          ($4,461)
                                                 -------           -------          -------          -------
                                                 -------           -------          -------          -------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SYMIX SYSTEMS INC.

         Symix Systems, Inc. ("Symix" or the "Company") is a global provider of open, client/server manufacturing software for mid-range manufacturers. Symix designs, develops, markets and supports a fully integrated manufacturing, planning and financial software system that addresses the Enterprise Resource Planning requirements of manufacturers.

REVENUE

         Symix's net revenue is derived primarily from (1) licensing Symix software and providing custom programming services; (2) providing installation, implementation, training, consulting and systems integration services; and (3) providing maintenance and support on a subscription basis. Revenue for fiscal 1998 is accounted for in accordance with AICPA Statement of Position ("SOP") 91-1 on Software Revenue Recognition. Revenue for fiscal 1999 is accounted for in accordance with SOP 97-2, as amended by SOP 98-4.

         Net revenue was $31.3 million for the three months ended March 31, 1999, an increase of 29% from the same quarter of 1998. Service, maintenance and support revenue contributed to the net revenue increase with a 69% increase from the same quarter of 1998. License fee revenue for the three months ended March 31, 1999 was comparable to license fee revenue for the same quarter of 1998. For the nine months ended March 31, 1999, net revenue was $91.3 million, an increase of 39% from the same period of 1998. License fee revenue increased by 25%, while service, maintenance and support revenue increased by 58%, compared with the nine months ended March 31, 1998. In total, international revenue represented approximately 20% of total Symix net revenue during the three months ended March 31, 1999, down slightly from the 22%-25% realized by the Company in recent preceding quarters.

         During the three months ended March 31, 1999, Symix was adversely impacted by the industry-wide trend of delays in new business system purchases due to the Year 2000 market dynamics, as manufacturers delayed major business system purchases. As a result, the license fee component of net revenue of $14.1 million approximated license fee revenue for the same quarter of 1998. For the nine months ended March 31, 1999, however, license fee revenue increased 25%, compared to the same period of 1998, from $38.2 million at March 31, 1998 to $47.6 million at March 31, 1999. The effect of an increased number of sales representatives and overall market acceptance of Symix's product line offset the adverse impact of the Year 2000 issue on license fee revenue during the nine months ended March 31, 1999.

         Service, maintenance and support revenue increased 69% during the three months ended March 31, 1999 to $17.2 million compared to $10.2 million during the same quarter of 1998. For the nine months ended March 31, 1999, service, maintenance and support revenue increased 58% to $43.7 million compared to the same period of 1998. The significant increase in the service, maintenance and support revenue for both the three and nine month periods is attributable to the growth of Symix's service organization to support the increase of new licenses sold during the past few quarters and to support the expanding product line.

COST OF REVENUE

         Total cost of revenue as a percentage of net revenue was 42% for the three months ended March 31, 1999, compared to 38% for the same quarter of 1998. The nine month comparison was similar to the three month comparison, with cost of revenue as a percentage of net revenue increasing to 40% at March 31, 1999, compared to 37% at March 31, 1998.

         Cost of license fees includes royalties, amortization of capitalized software development costs and software delivery expenses. Cost of license fees stated as a percentage of license fee revenue was 30% for the three months ended March 31, 1999 and 26% for the three months ended March 31, 1998. For the nine months ended March 31, 1999 the percentage was 27% compared to 26% for the nine months ended March 31, 1998. For both the three and nine month periods the percentage increase in cost of license fees is attributable to the increase in the rate of amortization on capitalized software relative to license fee revenue. During the quarter ended March 31, 1999, Symix began amortizing the software capitalized related to its new product initiative SyteCentre that was released during that quarter.

         Cost of service, maintenance and support includes the personnel and related overhead costs for implementation, training, and customer support services, together with fees paid to third parties for subcontracted services. Cost of service, maintenance and support stated as a percentage of service, maintenance and support revenue, decreased from 54% for the three month period ended March 31, 1998 to 52% for the three months ended March 31, 1999. The service, maintenance and support margin improved as a result of enhanced use of Symix's service personnel as well as new pricing implemented at the beginning of the fiscal year. For the nine months ended March 31, 1999, the percentage increased slightly to 53% from 52% for the same period of 1998. The costs of the subcontracted services for the nine month period accounts for the slight increase.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expense consists of personnel and related overhead costs, including commissions for the sales, marketing, general and administrative activities of Symix, together with advertising and promotional costs. Selling, general and administrative expense was $14.2 million for the three months ended March 31, 1999 compared to $12.2 million for the same quarter of 1998, a 16% increase. As a percentage of net revenue, selling, general and administrative expense was 45% compared to 50% for the same quarter of 1998. On a year-to-date comparison basis the trend is also favorable. Selling, general and administrative expense increased 34% for the nine months ended March 31, 1999, and as a percentage of net revenue dropped from 47% in 1998 to 45% in 1999. The improvement in these percentages is related to the increase in percentage of service, maintenance and support revenue versus license fees revenue in the net revenue mix.

RESEARCH AND PRODUCT DEVELOPMENT

         Research and product development expenses include personnel and related overhead costs for product development, enhancement, upgrades, quality assurance and testing. Research and product development expenditures, including amounts capitalized for the three months ended March 31, 1999 were $3.6 million compared to $2.9 million for the same quarter of 1998. For the nine months ended March 31, 1999, research and product development expenditures, including amounts capitalized were $10.4 million compared to $9.0 million for the same period of 1998. Symix capitalized research and product development costs of $1.0 million for both the three months ended March 31, 1999 and 1998. For both the nine month periods ended March 31, 1999 and 1998, Symix capitalized $3.3 million of research and product development costs. For the three month period comparison, as a percentage of net revenue net of software capitalized, research and product development expense remained constant at 8%. In terms of absolute dollars, research and product development expense increased 40%. For the nine month comparison, as a percentage of net revenue net of software capitalized, research and product development expense decreased from 9% for the period ended March 31, 1998 to 8% for the period ended March 31, 1999. In terms of absolute dollars, research and product development expense increased 26%. The increase in research and product development expenses is the result of investments in the expanding product offerings of Symix, as well as Symix's new product initiative SyteCentre that was released during the quarter.

PROVISION FOR INCOME TAXES

         The effective tax rates for the three months ended March 31, 1999 and 1998 were 40% and 38%, respectively. The increased effective tax rate is primarily due to, (i) the amount of foreign taxable earnings in countries with higher effective tax rates and (ii) the non-deductibility of the amortization of goodwill thereby increasing Symix's overall tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         Symix's operating activities provided cash of $1.5 million during the nine months ended March 31, 1999, compared to $92 thousand provided in the same period in 1998. In both periods, cash provided by operating activities was due principally to earnings (after adding back the $6.5 million non-recurring charge in 1998) and increases in deferred revenues. The accounts receivable average days sales outstanding was 103 days at March 31, 1998 compared to 106 days at March 31, 1999. The increase in average days sales outstanding is primarily attributable to the increase in the international business. For both periods presented, cash provided by financing activities was used to fund software development and to purchase computer equipment.

         As of March 31, 1999, Symix had $18.3 million in working capital, including $3.3 million in cash and cash equivalents. Symix has accessed its $15.0 million unsecured revolving line of credit for $3.2 million as of March 31, 1999. It is expected that Symix's continued expansion of its operations and products will result in additional requirements for cash in the future, which will be met through cash from operations and the existing line of credit.

POSSIBLE ADVERSE IMPACT OF RECENT ACCOUNTING PRONOUNCEMENT

         In October 1997 the Accounting Standards Executive Committee issued SOP 97-2 "Software Revenue Recognition". SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. Accordingly, Symix adopted SOP 97-2 beginning this fiscal year. Symix believes its current revenue recognition policies and practices are materially consistent with SOP 97-2. Implementation guidelines for this standard, however, have not yet been issued and a wide range of potential interpretations is being discussed with the accounting profession. Once available, such implementation guidance could lead to unanticipated changes in Symix's current revenue accounting practices, and such changes could materially adversely affect Symix's future revenue and net income.

         In addition, such implementation guidance may necessitate substantial changes in Symix's business practices in order for Symix to continue to recognize a substantial portion of its license fee revenue upon delivery of its software products. Such changes may reduce demand, extend sales cycles, increase administrative costs and otherwise adversely affect operations. In addition, Symix could become competitively disadvantaged relative to foreign-based competitors not subject to U.S. generally accepted accounting principles.

         In December 1998, SOP 98-9 was issued which modifies SOP 97-2 with respect to certain transactions. Symix will be required to adopt SOP 98-9 beginning in fiscal 2000. Symix has not yet determined the effect, if any, that SOP 98-9 will have on its revenue recognition policies.

RECENT DEVELOPMENTS

         Symix has entered into a definitive agreement to acquire Distribution Architects International, Inc. ("DAI"), a Texas corporation, which designs, develops, markets and supports software products that address the distribution requirements of its customers. Pursuant to the agreement,
(i) DAI will be merged with and into a wholly-owned subsidiary of Symix and
(ii) each share of DAI common stock will be converted into the right to receive 0.1313 of a common share of Symix. Each unexercised option for DAI common stock will be converted into the right to receive that number of common shares of Symix equal to $2.17, less the stock option exercise price of $1.242, multiplied by the number of shares of DAI common stock covered by the option, and divided by $18.50. If approved by DAI shareholders, it is expected that the merger will be consummated on June 9, 1999. In connection with the merger, it is currently estimated that Symix will incur a non-recurring charge of approximately $1.1 million relating to the write-off of acquired in-process technology of DAI, which will occur in the quarter in which the merger is completed. A Registration Statement on Form S-4 covering the Symix common shares to be issued in the merger has been filed with the Securities and Exchange Commission and became effective on May 5, 1999.

         The DAI transaction was publicly announced in a press release issued by Symix on March 8, 1999 and copies of Symix's press releases relating to the DAI transaction are included as an exhibit to this report.

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

         The Company also is in the process of reviewing its internal computer information system and non-computer systems, such as telecommunications equipment, building elevators, etc., which contain embedded computer technology, to determine whether such systems are Year 2000 compliant. Most of the embedded systems on which the Company relies in its daily operations are owned and managed by the lessors of the facilities in which the Company's operations are located, or by agents of such lessors. The Company's review of its internal computer information system and non-computer systems has been largely completed. The Company presently believes that such systems are Year 2000 compliant. The Company is less certain of the Year 2000 readiness of third parties who provide external services, such as public utilities, which could adversely impact the Company's operations. For example, the failure or interruption of electrical services would disrupt the Company's ability to communicate with its customers, suppliers, business partners and others. The Company does not anticipate any material costs associated with Year 2000 compliance relating to its internal computer information system or non-computer systems.

         All costs related to Year 2000 issues are being expensed by the Company. The Company does not expect that the total costs of evaluation and compliance with the Company's Year 2000 issues will be material.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT ON
FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS", INCLUDING INFORMATION REGARDING FUTURE ECONOMIC PERFORMANCE AND PLANS AND OBJECTIVES OF MANAGEMENT, WHICH ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING STATEMENTS. IN SOME CASES, INFORMATION REGARDING CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM A FORWARD-LOOKING STATEMENT APPEAR TOGETHER WITH SUCH STATEMENT. OTHER UNCERTAINTIES AND RISKS INCLUDE, BUT ARE NOT LIMITED TO, DEMAND FOR AND MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS; THE IMPACT OF COMPETITIVE PRODUCTS; THE COMPANY'S ABILITY TO MAINTAIN EFFICIENT MARKETING AND DISTRIBUTION OPERATIONS DOMESTICALLY AND INTERNATIONALLY; FUTURE WORLDWIDE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS; THE COMPANY'S ABILITY TO ATTRACT AND RETAIN HIGHLY SKILLED TECHNICAL, MANAGERIAL, SALES, MARKETING, SERVICE AND SUPPORT STAFF AND TO RETAIN KEY TECHNICAL AND MANAGEMENT PERSONNEL; THE RECEIPT OF REQUIRED DAI SHAREHOLDERS' APPROVAL OF THE MERGER AGREEMENT WITH DAI, INTEGRATION OF DAI'S BUSINESS WITH THE COMPANY'S BUSINESS AND THE ABILITY OF THE COMPANY TO RETAIN KEY DAI PERSONNEL; TIMING OF PRODUCT DEVELOPMENT AND GENERAL RELEASE; THE COMPANY'S ABILITY TO SUCCESSFULLY RESOLVE ANY YEAR 2000 ISSUES; PRODUCT PRICING AND OTHER FACTORS DETAILED IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OTHER FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

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


                                            SYMIX SYSTEMS, INC.

                                            /s/ Lawrence W. DeLeon
Date: May 14, 1999                          ------------------------------------
                                            Lawrence W. DeLeon,
                                            Duly Authorized Officer and
                                            Principal Financial Officer

                               INDEX TO EXHIBITS


Exhibit No.   Description                        Page
-----------   -----------                        ----
 2(a)         Agreement of Merger, dated as of   Incorporated herein by
              February 24, 1999, among           reference to Appendix A to the
              Distribution Architects            Proxy Statement/Prospectus in
              International, Inc., Symix         Part I of the Registration
              Systems, Inc. and Symix            Statement on Form S-4 of
              Acquisition Corp.                  Registrant filed on May 3,
                                                 1999 (Registration No. 333-
                                                 76567)

 2(b)         Amendment No. 1 to Agreement of    Incorporated herein by
              Merger, dated as of April 8,       reference to Appendix A to the
              1999, among Distribution           Proxy Statement/Prospectus in
              Architects International, Inc.,    Part I of the Registration
              Symix Systems, Inc. and Symix      Statement on Form S-4 of
              Acquisition Corp.                  Registrant filed on May 3,
                                                 1999 (Registration No. 333-
                                                 76567)

 3(a)(1)      Amended Articles of Incorporation  Incorporated herein by
              of Symix Systems, Inc. (as filed   reference to Exhibit 3(a)(1)
              with the Ohio Secretary of State   to the Annual Report on Form
              on February 8, 1991)               10-K for the fiscal year ended
                                                 June 30, 1997

 3(a)(2)      Certificate of Amendment to the    Incorporated herein by
              Amended Articles of Incorporation  reference to Exhibit 3(a)(2)
              of Symix Systems, Inc. (as filed   to the Annual Report on Form
              with the Ohio Secretary of State   10-K for the fiscal year ended
              on July 16, 1996)                  June 30, 1997

 3(a)(3)      Amended Articles of Incorporation  Incorporated herein by
              of Symix Systems, Inc.             reference to Exhibit 3(a)(3)
              (reflecting amendments through     to the Annual Report on Form
              July 16, 1996, for purposes of     10-K for the fiscal year ended
              SEC reporting compliance only)     June 30, 1997

 3(b)         Amended Regulations of Symix       Incorporated herein by
              Systems, Inc.                      reference to Exhibit 3(b) to
                                                 the Registration Statement on
                                                 Form S-1 of Registrant filed
                                                 on February 12, 1991
                                                 (Registration No. 33-38878)



Exhibit No.   Description                        Page
-----------   -----------                        ----
 4(a)(1)      Amended Articles of Incorporation  Incorporated herein by
              of Symix Systems, Inc. (as filed   reference to Exhibit 3(a)(1)
              with the Ohio Secretary of State   to the Annual Report on Form
              on February 8, 1991)               10-K for the fiscal year ended
                                                 June 30, 1997

 4(a)(2)      Certificate of Amendment to the    Incorporated herein by
              Amended Articles of Incorporation  reference to Exhibit 3(a)(2)
              of Symix Systems, Inc. (as filed   to the Annual Report on Form
              with the Ohio Secretary of State   10-K for the fiscal year ended
              on July 16, 1996)                  June 30, 1997

 4(a)(3)      Amended Articles of Incorporation  Incorporated herein by
              of Symix Systems, Inc.             reference to Exhibit 3(a)(3)
              (reflecting amendments through     to the Annual Report on Form
              July 16, 1996, for purposes of     10-K for the fiscal year ended
              SEC reporting compliance only)     June 30, 1997

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

 4(c)         Share Exchange Agreement dated     Incorporated herein by
              January 9, 1997                    reference to Exhibit 99 to
                                                 Registrant's Current Report on
                                                 Form 8-K, dated January 9,
                                                 1997

 27           Financial Data Schedule            Filed herein

 99           Press Releases Related to the      Filed herein
              Acquisition of Distribution
              Architects International, Inc.
