Form 10-K
period 1999-06-30
SYMIX SYSTEMS INC
filed 1999-09-20
CIK 872443

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999.
                                        OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER: 0-19024
                            ------------------------

                              SYMIX SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                     OHIO                                        31-1083175
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
                or organization)

        2800 CORPORATE EXCHANGE DRIVE                              43231
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at September 15, 1999 was $63,956,000.

     The number of common shares outstanding at September 15, 1999 was 7,660,050.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     (1) The Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on November 17, 1999 is incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

  General

     Symix Systems, Inc. ("Symix" or the "Company") designs, develops, markets and supports integrated manufacturing, supply chain management, financial and e-commerce software solutions that address the enterprise requirements of mid-size manufacturing and distribution companies and business units of larger companies. Historically, manufacturers have implemented enterprise resource planning ("ERP") systems to achieve improvements in manufacturing operations and related cost reductions. Today, in order to remain competitive in an increasingly global environment, manufacturers must look beyond the factory walls to meet increasing customer service requirements and improve operating efficiencies of distribution. In response to this complex business environment, manufacturers have begun to focus on customer interaction, which requires further integrating customer requirements into the overall fulfillment cycle. Business software solutions not only must deliver the operational improvements of traditional ERP, but also must provide capabilities to enhance customer interaction and improve revenue performance. These solutions must be able to address the increasing customer service demands brought on by the Internet and e-commerce business to business requirements.

     Mid-market manufacturers generally are constrained by limited financial and technological resources; nevertheless, they require enterprise application solutions that offer a high degree of flexibility and functionality and can integrate customers with business processes. Through its Customer Synchronized Resource Planning ("CSRP") approach, the Company delivers to mid-market manufacturers a cost-effective enterprise application solution that facilitates a shift in focus from manufacturing-centric planning to customer-centric planning and prepares the manufacturer for the future of the Internet.

     CSRP incorporates and extends traditional ERP functionality to integrate customer requirements into manufacturers' core business processes. The Company's core ERP products, SyteLine and SyteCentre, improve manufacturers' performance with respect to customer service, planning and materials management, production management and enterprise administration. In addition, Symix offers complementary software capabilities including:

     - advanced planning and scheduling, which allows manufacturers to optimize scheduling of production operations to improve customer satisfaction and on-time delivery while reducing the manufacturers' and their customers' inventory carrying costs;

     - supply chain management, which enables manufacturers to create and distribute products to the end consumer through processes that involve relationships between predicting demand and fulfilling that demand;

     - electronic commerce and web enabled communication capabilities, which facilitate communication between businesses and their customers and suppliers;

     - configuration, which integrates the customer with the order process to increase the quality of complex product orders;

     - field service, which improves the quality and efficient delivery of field service and support;

     - on-line analytical processing, which aids in decision-making by providing comprehensive analysis of operational data stored by SyteLine and SyteCentre; and

     - enterprise process documentation, which speeds the implementation of ERP systems and facilitates the execution of ISO 9000 quality initiatives.

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

     The Company has more than 3,800 customer sites, which it services and supports through a worldwide network of 26 offices in 13 countries.

     Symix was incorporated under the laws of the State of Ohio in 1984. The Company's principal executive offices are located at 2800 Corporate Exchange Drive, Columbus, Ohio 43231, and its telephone number is (614) 523-7000.

INDUSTRY BACKGROUND

     Manufacturers are increasingly subject to global competitive pressures. At the same time, customer requirements are becoming increasingly complex. Manufacturers must manage larger product portfolios, shorten product development and delivery cycles, reduce inventory levels, respond to customers' customization demands and implement complex multinational manufacturing and distribution strategies. In response, manufacturers have turned to business process reengineering and to ERP solutions to improve operational efficiency and to manage resources across the enterprise. According to Advanced Manufacturing Research, the worldwide ERP software marketplace will grow to approximately $20.2 billion in 1999 from an estimated $16.6 billion in 1998. Market growth through the year 2003 is estimated to exceed 30% per year.

     Traditional ERP systems enable the collection, management and integration of data concerning component procurement, inventory management, manufacturing control, distribution, finance and other functions with the goal of improving the efficiency of production. Manufacturers require functionality and flexibility beyond the scope of traditional ERP systems and seek to manage the collection and integration of all information that flows to and from customers, suppliers and business partners. Mid-market manufacturers' ability to synchronize individual customer preferences with their production and planning systems will be critical to their success.

     As manufacturers begin to achieve operational efficiencies within the factory through the implementation of enterprise systems, the focus on reducing costs and improving service has expanded to include distribution. The line between manufacturing and distribution is rapidly fading with manufacturers under increasing pressure to accelerate delivery at minimal costs. The emerging supply chain management market encompasses all software and services which automate and integrate the business processes required for moving product through the order-to-delivery cycle. The supply chain management market is projected to reach over $18.6 billion by 2003 according to Advanced Manufacturing Research. A host of software applications are included under the supply chain management umbrella including:

     - distribution management;

     - warehouse management;

     - logistics management;

     - demand planning; and

     - advanced planning and scheduling.

     E-commerce applications are becoming integral within the supply chain -- speeding communications and transactions throughout the chain, even defining or eliminating links in the chain. As business transactions are increasingly being conducted via the Internet -- through online trading sites, industry portals, or customer-direct storefronts -- customers have a convenient and cost-effective way to quickly compare products, prices and availability. The Internet holds significant market and competitive potential for manufacturers and distributors, but for most businesses this will require significant changes to current business practices.

     Mid-market manufacturers and distributors are impacted by the increasingly dynamic and competitive service-oriented environment and must address their needs for functionality and flexibility with limited staff and technical and financial resources. Such companies require an affordable enterprise system that incorporates broad functionality, is easy to install and maintain and can be rapidly deployed.

THE SYMIX SOLUTION

     Symix's CSRP approach creates a competitive advantage for manufacturers and distributors by integrating all aspects of their operations to satisfy customers' demands. The CSRP approach incorporates the customer-focused elements of a manufacturing and distribution business, including after-sale service, customized management, data mining for new opportunities and advanced planning and scheduling for fast, reliable delivery.

     The Company combines its core enterprise systems, SyteLine and SyteCentre, with complementary products to deliver CSRP solutions. Symix delivers a combination of technology, functionality and services to enable manufacturers and distributors to implement rapidly a solution that integrates customer needs and requirements into business planning and execution systems. The Company believes its approach results in enhanced customer relationships, increased productivity, improved operating efficiency and lower total cost of ownership. The benefits to companies using the Symix solution include the following:

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

     Reduced total cost of ownership. The Company's solutions are designed to minimize the total cost of implementing, operating and maintaining enterprise systems and to maximize operating efficiency. Symix's software runs on standard hardware platforms, providing users with the flexibility to leverage existing technology systems and to optimize system configurations. The modular design of the Company's software allows manufacturers and distributors to implement systems quickly and easily and provides the flexibility to add additional functionality or change business process models as customer needs and business requirements change.

     Reduced time to benefit. The Company believes its ability to implement its software solution rapidly and to reduce manufacturers' and distributors' time to benefit is a key competitive advantage. The Company reduces implementation time in three ways. First, Symix employs a structured implementation methodology that separates the solution implementation process into distinct and manageable phases, ensuring coordination throughout the implementation process. Second, the Company's proprietary business process modeling tool enables customers to map the appropriate systems and procedures necessary to increase the speed of the deployment process. Third, Symix maintains strategic relationships with numerous business partners, which enable the Company to provide a solution that addresses enterprise system needs in an integrated fashion with minimal customer disruption.

STRATEGY

     The Company's objective is to be a leading provider of CSRP solutions to mid-market discrete manufacturers. The key components of the Company's strategy include:

     Expand CSRP solutions by integrating electronic commerce capabilities. The Company will continue to expand its CSRP vision by delivering midmarket-focused e-commerce solutions composed of:

     - packaged service offerings that provide to Symix customers a "roadmap" for executing an e-commerce strategy;

     - e-commerce software applications including Web store fronts and business to business transaction managers that support the "roadmap"; and

     - integration capabilities to e-commerce "marketplaces" and "information channels" in the Company's target industries. By integrating the transaction backbones of its CSRP software solutions with the Internet, Symix customers will be able to "make a promise" through the Internet and then "keep that promise" through the execution of its supporting systems.

     Evolve from manufacturing centric perspective to include supply chain management focus. With the acquisition of Distribution Architects International, Inc. ("DAI") in June 1999 and the future integration of DAI's products with SyteCentre, the Company will pursue a mid-market leadership position in supply chain management by targeting light manufacturers and distributors with heavy distribution needs. The supply chain management solution will include:

     - advanced planning and scheduling;

     - forecast and demand planning;

     - warehouse management; and

     - traffic and transportation management.

     Strengthen mid-market leadership position. The Company believes that it is a leading provider of enterprise system solutions to mid-market manufacturers. The Company has more than 3,800 customer sites, which it services and supports through a worldwide network of 26 offices in 13 countries. The Company intends to leverage its technology and customer base to enhance its leadership position in its targeted vertical markets and to pursue new vertical markets in which it has expertise.

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

PRODUCTS

     Symix products are comprised of the following:

     - SyteLine. SyteLine is the Company's heavy manufacturing oriented product that was re-architected and developed from earlier versions of Symix enterprise system solutions. SyteLine targets make-to-order, high configuration manufacturers of industrial products in five key vertical markets:

        - industrial equipment;

        - fabricated metals;

        - furniture and fixtures;

        - containers and packaging; and

        - industrial electronics.

     - SyteCentre. SyteCentre was released in February, 1999 and targets light manufacturers of discrete products in three key vertical markets:

        - consumer electronics;

        - consumer durable and packaged goods; and

        - computer and related peripherals.

     - Complementary CSRP products. The Company offers complementary products to both SyteLine and SyteCentre that support the CSRP vision. These complementary products include:

        - advanced planning and scheduling (SyteAPS);

        - e-commerce tools, including Web Store Front, Internet business-to-business transaction manager and EDI communication solution;

        - configuration and pricing;

        - business intelligence;

        - business process modeling; and

        - field service management.

     - SyteDistribution. SyteDistribution was acquired in connection with the acquisition of DAI in June 1999. SyteDistribution addresses the supply chain management requirements of distribution operations. Supply chain management refers to the overall process through which an organization creates and distributes its products and services to the end consumer. The Company intends to incorporate the functionality of SyteDistribution into SyteCentre over the next two years.

     SyteCentre and the key complementary CSRP products such as SyteAPS, sales and order configuration, and field service management are written in C++ programming language, operate in a Microsoft Windows NT operating environment, and use SQL as a database. SyteDistribution is written in a combination of C++ and Synergy DBL and operates in either a Windows NT or UNIX operating environment.

     SyteLine operates in either a Windows NT or UNIX operating environment and is written in PROGRESS, a proprietary programming language licensed by Symix from Progress Software Corporation. Symix depends upon the license of PROGRESS to its customers and the acceptance of PROGRESS by its customers. Symix markets and distributes PROGRESS in connection with the sale of its product under a non-exclusive agreement with Progress. The agreement may be terminated by either party upon 90 days written notice to the other party. In addition, the agreement may be terminated immediately by either party if a material breach of the agreement by the other party continues after 30 days' written notice. Symix's relationship with Progress involves other risks which could have a material adverse effect on Symix's business, operating results or financial condition, including the following:

     - the failure of Progress to continue its relationship with Symix;

     - the failure of Progress to develop, support or enhance PROGRESS in a manner which is competitive with enhancements of other programming languages;

     - the loss of market acceptance of PROGRESS and its relational database management system; and

     - the inability of Symix to migrate its software products to other programming languages on a timely basis if PROGRESS is no longer available.

     Both SyteLine and SyteCentre supports manufacturers' core business processes including customer service (estimating, configuring and accepting orders accurately and rapidly), planning and materials management, production management and enterprise administration (costing, financial management and reporting). SyteLine handles multi-national and multi-site requirements and is available currently in nineteen languages. SyteCentre is available currently only in North America with international and multi-site functionality scheduled to be deliverable in calendar year 2000.

     Descriptions of the complementary CSRP products offered with SyteLine and SyteCentre are as follows:

     SyteAPS. SyteAPS is an advanced planning and scheduling system that develops realistic and synchronized productions plans and schedules that simultaneously consider the multiple constraints and limitations of the production environment. SyteAPS is fully integrated with both SyteLine and SyteCentre.

     E-commerce. E-commerce applications were acquired in connection with the acquisition of DAI in June 1999 and provide manufacturers and distributors with a supporting technical infrastructure that integrates customer management software with the transactional backbone of enterprise software. These applications include a Web storefront, an Internet order management system and a business-to-business transaction manager. The combination of e-commerce applications with supporting transaction backbones enable manufacturers and distributors to offer online customer ordering and service ("make a promise"), and then execute by giving accurate pricing, reliable product delivery dates and post-sale field service ("keep a promise").

     Configuration and Pricing. Configuration and Pricing is an interactive product configuration and sales force automation software application that was specially designed for and integrated with SyteLine and SyteCentre.

Configuration and Pricing was developed in conjunction with Trilogy Development Group, a leading provider of sales and marketing automation solutions. Configuration and Pricing provides manufacturers with the ability to configure, estimate, order and price complex products and services. Once the order and product are configured, the data is sent to production where bills of material and job routing instructions are automatically generated. The configuration component was released in September 1997 and the remote pricing and quotation component was released in January, 1999.

     Business Intelligence. Business Intelligence is a data analysis product utilizing Online Analytical Processing tools from Cognos Corporation, an industry leader in business intelligence software tools. Business Intelligence is an interactive, graphical data access and analysis solution that provides manufacturers a flexible, multi-dimensional view of business and operating data stored in SyteLine and SyteCentre. Business Intelligence was released in December 1996.

     Business Process Modeling. Business Process Modeling is an internally developed tool that provides custom enterprise modeling to speed ERP deployment and to provide a base for business process improvement initiatives such as ISO 9000. Business Process Modeling, which is comprised of a comprehensive set of implementation focused programs, resources and tools, was released in June 1997.

     EDI. EDI is an electronic commerce software application product that delivers customer and supplier focused business-to-business communication solutions for SyteLine customers. EDI was developed in conjunction with Sterling Commerce, Inc., an industry leader in electronic commerce solutions. EDI is integrated with SyteLine and was released in September 1997.

     Field Service Management. Field Service Management is a service management application software that supports manufacturers' service businesses more efficiently and profitably through manpower scheduling, contract management, remote field service communications and inventory and purchasing tracking. Field Service Management is based on the Company's stand-alone FieldPro product, and was integrated with SyteLine in December 1998.

     FieldPro. FieldPro is a service management application software product that supports a manufacturer's service business more efficiently and profitably through manpower scheduling, contract management, remote field service communications and inventory and purchasing tracking. FieldPro was acquired by Symix as a result of its acquisition of Visual Applications Software, Inc. in January 1997. FieldPro is marketed and sold under a separate and stand-alone business unit within Symix, the CIT Division. The CIT Division focuses on selling FieldPro to high technology and office equipment service operations. As of June 30, 1999, there were 30 employees in the CIT Division.

     SyteDistribution. SyteDistribution was acquired in connection with the acquisition of DAI in June 1999 and supports the supply chain management requirements of distribution operations. SyteDistribution has extensive functionality across a number of business processes and is designed to improve:

     - customer services (including electronic commerce and internet order entry);

     - demand, inventory and distribution planning;

     - warehouse management;

     - transportation management; and

     - financial management.

     Since 1976, DAI has sold its supply chain management solution to approximately 100 customers in various vertical industries, including retail, food, wholesale and consumer durable goods distribution. DAI historically sold its software product in flexible modular components, customizing solutions to address the individual needs of its customer.

     In December 1998, DAI launched an initiative to sell a more "packaged solution" with reduced implementation time. SyteDistribution is the result of that initiative. Symix intends to continue marketing and selling SyteDistribution, and to eventually incorporate its supply chain management functionality into SyteCentre, combining the manufacturing capabilities of SyteCentre with the distribution capabilities of SyteDistribution.

SERVICES AND SUPPORT

     The Company offers a full range of services that allow its customers to maximize the benefits of the Company's software products, including:

     - project management;

     - implementation;

     - product education;

     - technical consulting;

     - programming services;

     - system integration; and

     - maintenance and support.

The Company's services are priced separately, and fees for its services generally are not included in the price for its software products. Fees for maintenance and support services generally are billed 12 months in advance while all remaining consulting, education and programming services generally are billed as incurred.

     The Company considers its ability to implement its software solution rapidly a key competitive factor. The Company's professional services organization, which employs approximately 180 consultants and managers, uses a structured implementation methodology, which divides a customer's implementation into distinct phases:

     - planning and installation;

     - education and business system simulations;

     - development of operating procedures;

     - conversion planning;

     - end-user training; and

     - cut-over and post implementation evaluation.

The Company offers both on-site and classroom training.

     In addition to the consultants employed directly by the Company, customers can receive consulting services from the Company's approximately 40 business partners. The Company also has actively established relationships with consulting firms to provide additional support in project management, implementation and system integration services for customers. The Company views these relationships as an important source of future leads for prospective customers.

     Although the Company attempts to minimize customization of its software products, the Company does provide professional programming services to modify its software products to address specific customer requirements. These modifications may include designing and programming complete applications or integrating the Company's software products with legacy systems.

     Maintenance and support services are available to all customers using an active release of the Company's software products. Maintenance and support services include product enhancements and updates, free upgrades to new versions, telephone support during extended business hours, full-time emergency support and access to the Company's customer support module on the Company's Internet home page. The price for maintenance and support services is based primarily on a percentage of the list price of the Company's software product at the time a license is granted. Fees for maintenance and support services are billed 12 months in advance, and maintenance and service revenue is deferred and recognized ratably over the term of the maintenance and support agreement.

SALES AND DISTRIBUTION

     The Company currently licenses SyteLine and SyteCentre based on a license fee for each concurrent session or concurrent execution of its software products. The Company receives additional license fees whenever a customer increases the number of concurrent sessions, usually as a result of the growth of the customer's business or expansion to other sites. Both SyteLine and SyteCentre use an encrypted key that allows the customer to use only the number of concurrent sessions for which the customer has received a license.

     The Company principally sells its products and services through a direct sales and marketing force. The Company has made significant expenditures in recent years to expand its direct sales and marketing force, primarily outside the United States, and plans to continue such expansion. The Company's future success will depend in part upon the effectiveness of its direct sales and marketing force and the ability of the Company to continue to attract, integrate, train, motivate and retain new sales and marketing personnel. Competition for sales and marketing personnel in the software industry is intense. In addition, there can be no assurance that the Company's direct sales and marketing organization will be able to compete successfully against the sales and marketing operations of many of the Company's current and future competitors. If the Company is unable to develop and manage its direct sales and marketing force effectively, the Company's business, operating results or financial condition could be materially adversely affected.

     Sales leads are generated through a combination of in-house telemarketing, leads from consulting partners, advertising, trade shows and direct calls by sales staff. The Company sells its products and services through both a direct sales force and approximately 40 business partners worldwide. The Company currently maintains 26 sales and support offices worldwide: thirteen in North America, eight in Asia Pacific and five in Europe. Symix's business partners in North America target the lower end of the mid-market manufacturing sector while its business partners in Asia Pacific and Europe primarily sell independently to companies within a geographic region or country.

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

     In addition to business partners and third party consultants, hardware vendors continue to be an important source of sales leads. The Company has entered into cooperative marketing programs with International Business Machines Corporation, Data General Corporation and Hewlett-Packard Company. The Company is responsible for providing support for its software to its customers, and the various hardware vendors are responsible for their products, under each agreement.

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

     With recently established subsidiaries in Germany and Italy, and with continued growth in key areas such as China, the Company believes international sales will account for a significant portion of its total sales over the next several years. The Company derived approximately 22% of its fiscal 1999, 21% of its fiscal 1998, and 25% of its fiscal 1997 net revenues from sales outside of North America.

     The amount of net revenue, operating income and identifiable assets attributable to each of the Company's geographic market areas for fiscal 1999, fiscal 1998 and fiscal 1997 were as follows:

                                                  NORTH AMERICA    ASIA/PACIFIC    EUROPE
                                                  -------------    ------------    -------
1999
Net revenue.....................................    $100,950         $ 11,722      $16,400
Operating income (loss).........................       8,563*             709       (1,383)
Identifiable assets.............................      70,920            8,321       11,359
1998
Net revenue.....................................    $ 77,225         $  8,665      $11,707
Operating income (loss).........................       8,773*            (694)         442
Identifiable assets.............................      47,778            9,392        9,212
1997
Net revenue.....................................    $ 49,388         $  8,259      $ 8,125
Operating income................................       4,035              410          627
Identifiable assets.............................      32,531            5,766        5,955

---------------

* Exclusive of acquisition research and development write-offs of $835,000 in fiscal 1999 and $6.5 million in fiscal 1998.

     The Company expects to continue to expand its existing international operations and to enter additional international markets, which will require significant management attention and financial resources. Historically, the Company's international operations have been characterized by lower operating margins during the period in which marketing and distribution channels were being developed. Costs associated with international expansion include the establishment of additional foreign offices, the hiring of additional personnel, the localization and marketing of products for particular foreign markets and the development of relationships with international service providers. If international revenue is not adequate to offset the expense of expanding foreign operations, the Company's business, operating results or financial condition could be materially adversely affected.

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

     The Company's international operations are subject to other risks inherent in international business activities such as:

     - the impact of a recessionary environment in economies outside the United States;

     - cultural and language difficulties associated with servicing customers;

     - localization and translation of products for foreign countries;

     - difficulties in staffing and managing international operations;

     - difficulties in collecting accounts receivable and longer collection periods;

     - reduced protection for intellectual property rights in some countries;

     - exchange controls;

     - restrictions on the repatriation of foreign earnings;

     - political instability;

     - trade restrictions;

     - tariff changes; and

     - the impact of local economic conditions and practices.

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

     The market for the Company's products is characterized by rapid technological change, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards can cause customers to delay their purchasing decisions and render existing products obsolete and unmarketable. The life cycles of the Company's software products are difficult to estimate. As a result, the Company's future success will depend, in part, upon its ability to continue to enhance existing products and to develop and introduce in a timely manner new products with technological developments that satisfy customer requirements and achieve market acceptance. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner or that products, capabilities or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive or shorten the life cycles of the Company's products. See "Item 1. Business--Competition." If the Company is unable to develop on a timely and cost-effective basis new software products or enhancements to existing products, or if such new products or enhancements do not achieve market acceptance, the Company's business, operating results or financial condition may be materially adversely affected.

     As a result of the complexities inherent in software development, in particular development for multi-platform environments, and the broad functionality and performance demanded by customers for enterprise system products, major new product enhancements and new products can require long development and testing periods before they are commercially released. The Company has on occasion experienced delays in the scheduled introduction of new and enhanced products, and future delays could have a material adverse effect on the Company's business, operating results or financial condition.

     Research and product development expenses, including amounts capitalized were $14,600,000, $12,200,000 and $8,759,000 for the fiscal years ended June 30,
1999, 1998 and 1997, respectively. Capitalized software expenditures were $4,400,000, $4,300,000, and $3,100,000 for the same respective periods and were capitalized in accordance with the Statement of Financial Accounting Standards No. 86. Amortization of capitalized software costs is included in cost of revenue. The Company generally retains the right to remarket specific modifications developed by its programming services group in or with future product releases.

COMPETITION

     The market for ERP software is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. The Company has a large number of competitors that vary in size, computing environments and overall product scope. Within its market, the primary competition comes from independent software vendors in two distinct groups: (i) large system developers who are moving into the Company's market, including Baan Company, N.V., J.D. Edwards & Company, Oracle Corporation and SAP Aktiengellschaft; and (ii) traditional mid-market competitors, including Epicor Software, QAD, Inc. and Lilly Software.

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

     The Company believes that the most important considerations for potential customers for its software products are:

     - product functionality;

     - open systems technology;

     - ease of use;

     - rapid installations;

     - competitive pricing;

     - corporate reputation;

     - reliability and quality of technical support;

     - documentation and education; and

     - size of installed user base.

The Company further believes that it competes favorably in these areas.

PROPRIETARY TECHNOLOGY

     The Company's ability to compete is dependent in part upon its internally developed, proprietary intellectual property. The Company regards its products as proprietary trade secrets and confidential information. The Company relies largely upon its license agreements with customers, distribution agreements with distributors, and its own security systems, confidentiality procedures and employee agreements to maintain the trade secrecy of its products. In certain cases, the Company may seek to protect its programs, documentation and other written materials under copyright law. In addition, SYMIX, SyteLine and Pritsker are registered trademarks and SyteCentre, SyteDistribution, SyteAPS, and FieldPro are trademarks of the Company. None of the Company's products is patented.

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

     Although the Company does not believe that its products infringe the proprietary rights of third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company or that any such assertions or prosecutions will not materially adversely affect the Company's business, operating results or financial condition. Regardless of the validity or the successful assertion of such claims, defending against such claims could result in significant costs and diversion of resources, which could have a material adverse effect on the Company's business, operating results or financial condition. In addition, the assertion of such infringement claims could result in injunctions preventing the Company from distributing certain products, which would have a material adverse effect on the Company's business, operating results and financial condition. If any claims or actions are asserted against the Company, the Company may seek to obtain a license to such intellectual property rights. There can be no assurance, however, that such a license would be available on reasonable terms or at all.

     The Company has in the past and may in the future resell certain software that it licenses from third parties and jointly develop software in which it will have co-ownership or cross-licensing rights. See "Item 1.
Business--Products."

EMPLOYEES

     As of June 30, 1999, the Company employed 835 persons, including 242 in North America sales and service operations, 280 in development and support, 215 in international operations outside of North America and 98 in marketing and administration. None of the Company's employees is represented by a labor union. The Company has never experienced a work stoppage and believes that its employee relations are good.

     The Company's success depends to a significant extent upon senior management and other key employees. The loss of one or more key employees could have a material adverse effect on the Company. The Company does not have employment agreements with its executive officers, except Stephen A. Sasser, President and Chief Executive Officer, and does not maintain key man life insurance on its executive officers. In addition, the Company believes that its future success will depend in part on its ability to attract and retain highly skilled technical, managerial, sales, marketing, service and support personnel. Competition for such personnel in the computer software industry is intense. There can be no assurance that the Company will be successful in attracting and retaining such personnel, and the failure to do so could have a material adverse effect on the Company's business, operating results or financial condition.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers are as follows:

                   NAME                     AGE            POSITIONS WITH THE COMPANY
                   ----                     ---            --------------------------
Lawrence J. Fox...........................  43     Chairman of the Board
Stephen A. Sasser.........................  50     President, Chief Executive Officer and a
                                                   Director
Stephen A. Yount..........................  44     Vice President America's Field Operations
Lawrence W. DeLeon........................  44     Vice President, Chief Financial Officer
                                                   and Secretary
Otto E. Offereins.........................  53     Vice President and General Manager, e-
                                                   Mongoose Division
Daryll Wartluft...........................  58     Vice President and General Manager,
                                                   SyteLine Division
Robert D. Williams........................  44     Vice President, Human Resources
Catherine K. DeRosa.......................  38     Vice President of Marketing
Jorge L. Lopez............................  44     Vice President of Corporate Development/
                                                   Strategic Planning

     Lawrence J. Fox founded Symix in 1979 as a sole proprietorship. He has held his present office since Symix was incorporated in 1984. From 1984 to 1998 he also served as Chief Executive Officer of he Company.

     Stephen A. Sasser has served as Chief Executive Officer of the Company since January 1999. He joined the Company in July 1995 as President and Chief Operating Officer. He has served as a director of the Company since July 1995. From October 1994 to June 1995, Mr. Sasser served as Vice President of International Operations for Trilogy Development Group, a provider of sales and marketing software. From August 1992 to October 1994, Mr. Sasser was Group Vice President of the Systems Management Division and Pacific Rim Operations of Legent Corporation, a provider of systems management software products and services ("Legent"). From April 1987 through its acquisition by Legent in 1992, Mr. Sasser served as President of the Data Center Management Division of Goal Systems International, Inc. ("Goal Systems"), which designed, developed, and marketed systems management software products.

     Stephen A. Yount joined the Company in May 1996 as Vice President of America's Sales and Services. In August 1998 he was elected as Vice President America's Field Operations. From 1995 to May 1996, he was Vice President of Sales at Tyecin Systems, a provider of client-server manufacturing software for the semi-contractor market. From 1993 to 1995, Mr. Yount served as Vice President of Sales and Services at Neuron Data, a client-server application development software company. From 1987 to 1993, he served in various senior sales positions at Legent, including Regional Vice President of Sales, Vice President of Sales and Director of Sales, Western Region.

     Lawrence W. DeLeon joined Symix in August 1995 as Vice President, Chief Financial Officer and Secretary. From 1991 to August 1995, Mr. DeLeon served in various capacities at Legent, including Treasurer for Goal Systems, Europe, Vice President-Finance and Administration and Vice President-Central Europe. From 1988 to 1991, Mr. DeLeon was Chief Financial Officer for Thunderbird Products Corporation, a boat manufacturer.

     Otto E. Offereins joined the Company in September 1995 as Vice President of Development and Support. In August 1999, Mr. Offereins was elected as Vice President and General Manager, e-Mongoose Division. From April 1998 until August 1999, he served as Vice President and General Manager, APS and ECC Division. He was Vice President and General Manager of Client Product Server Division of Legent from July 1994 to August 1995. From July 1992 to July 1994, Mr. Offereins served as Vice President of Support and Development for the Systems Management Division of Legent. From March 1991 to July 1992, he served as Vice President of Development and Support-Research and Development Division of Legent. Prior to March 1991, he was Executive Vice President of Operations for Syntelligence Corporation, a software company specializing in financial risk assessment.

     Daryll Wartluft joined the Company in May 1998 as Vice President and General Manager, SyteLine Division. From August 1995 to April 1998, he was President and Chief Executive Officer and a director of Pivotpoint Inc., an ERP software and services provider. From April 1994 to August 1995, he served as Group Vice President of Applications Management Division of Legent. Prior to that time, he held various management positions with Group Bull Worldwide Information Systems, a provider of systems management software products and services, and International Business Machines Corporation, a provider of advanced information technology and services.

     Robert D. Williams joined the Company in September 1995 as Vice President-Human Resources. Prior to that time, he served as Director, Human Resources/Associate Relations of Legent from August 1992 to August 1995. From March 1990 to August 1992 he was Executive Director of Human Resources and Administrative Services of Goal Systems.

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

     Jorge L. Lopez joined the Company in November 1996 as Vice President of Corporate Development/ Strategic Planning. From 1995 to November 1996, Mr. Lopez served as Vice President of Marketing for Salesoft Inc., a provider of automated sales and marketing software. From 1989 to 1995, Mr. Lopez served as Vice President of Strategic Alliances for Avalon Software, Inc. an enterprise resource planning software and services company. Prior to that time, Mr. Lopez held various marketing and technical positions with International Business Machines Corporation, a provider of advanced information technology and services.

     The executive officers of the Company are appointed by and serve at the pleasure of the Symix Board of Directors. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was so appointed.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters and principal administrative, product development, and sales and marketing operations are located in approximately 75,000 square feet of leased office space in Columbus, Ohio. The lease agreement commenced in July 1991 and will expire on June 30, 2001. The lease agreement provides for an annual base rent of approximately $1.2 million. Additionally, the Company has 26 leased sales and support offices throughout the United States and elsewhere.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Shares are traded in the over-the-counter market and are quoted on the Nasdaq National Market under the symbol "SYMX." The following table sets forth the high and low sale prices for the Common Shares for fiscal 1998 and 1999, as reported by the Nasdaq National Market.

                                                               HIGH      LOW
                                                              ------    ------
Fiscal year ended June 30, 1999
  First Quarter.............................................  $26.38    $15.63
  Second Quarter............................................   22.63     15.25
  Third Quarter.............................................   24.88     15.13
  Fourth Quarter............................................   15.88      6.50
Fiscal year ended June 30, 1998
  First Quarter.............................................  $21.00    $10.75
  Second Quarter............................................   19.00     14.00
  Third Quarter.............................................   19.38     14.00
  Fourth Quarter............................................   22.88     18.13

     The closing price on June 30, 1999 was $10.25. As of June 30, 1999, there were approximately 255 holders of record of the Common Shares, and the Company believes that there are more than 2,000 beneficial shareholders.

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

          YEAR ENDED JUNE 30,              1999       1998       1997        1996         1995
          -------------------            --------    -------    -------    ---------    ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING STATEMENT DATA:
Net revenue............................  $129,072    $97,597    $65,772     $45,759      $42,828
Cost of revenue........................    52,025     35,701     23,690      16,496       15,672
                                         --------    -------    -------     -------      -------
  Gross margin.........................    77,047     61,896     42,082      29,263       27,156
Operating expenses:
  Selling, general, and
     administrative....................    58,941     45,474     31,351      21,593       24,774
  Research and product development.....    10,217      7,901      5,659       3,673        3,744
  Restructuring and other unusual
     charges...........................        --         --         --         506           --
  Acquired research and development
     write-off.........................       835      6,503         --          --           --
                                         --------    -------    -------     -------      -------
          Total operating expenses.....    69,993     59,878     37,010      25,772       28,518
                                         --------    -------    -------     -------      -------
Operating income (loss)................     7,054      2,018      5,072       3,491       (1,362)
Other income (expense), net............       151       (178)       107         221          314
                                         --------    -------    -------     -------      -------
Income (loss) before income taxes......     7,205      1,840      5,179       3,712       (1,048)
Provision (benefit) for income taxes...     3,206      3,196      1,916       1,404         (410)
                                         --------    -------    -------     -------      -------
  Net income (loss)....................  $  3,999    $(1,356)   $ 3,263     $ 2,308      $  (638)
                                         ========    =======    =======     =======      =======
Earnings (loss) per share(1)...........  $   0.55    $ (0.21)   $  0.54     $  0.41      $ (0.12)
Weighted average common and common
  share equivalents outstanding........     7,264      6,317      6,079       5,582        5,424
BALANCE SHEET DATA:
Working capital........................  $ 21,926    $13,575    $ 7,897     $ 7,538      $ 6,363
Total assets...........................    90,600     66,382     44,252      30,463       26,069
Total long-term debt and lease
  obligations..........................     5,759      2,305        530          --          138
Total shareholders' equity.............    42,401     31,301     23,361      17,102       14,508

---------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Symix designs, develops, markets and supports integrated manufacturing, supply chain management, financial and e-commerce software solutions that address the enterprise requirements of mid-size manufacturing and distribution companies and business units of larger companies. Following the fiscal 1995 year-end in which the Company incurred its first loss since becoming publicly traded in 1991, the Company hired a new president, Stephen A. Sasser, who implemented several changes in order to restore the Company to profitability. The new president reorganized the executive management staff by hiring several key executives and promoting certain employees into executive positions. Recognizing the strong foundation of the Company's core products and large customer base, the new management team initially refocused the Company's investments in development, marketing and promotional activities into supporting its traditional vertical markets within the mid-range discrete manufacturing market. The Company also restructured its sales channels by hiring new sales management in North America and Europe, revising sales compensation programs and reorganizing the services organization to align more directly with the sales organization.

     During the past three years, the Company has expanded its product offerings through internal development, partnerships with third party software vendors and acquisitions. These acquisitions were Visual Application Software, Inc. (field service management product) in fiscal 1997, Pritsker Corporation (advanced planning and scheduling solution) in fiscal 1998, and DAI (supply chain management and e-commerce products) in fiscal 1999. The Company today sells two core enterprise software application products: SyteLine, a manufacturing enterprise product targeting make-to-order discrete manufacturers which was released by Symix in fiscal 1996; and SyteCentre, a supply chain management product targeting light manufacturers with heavy distribution requirements which was released by Symix in fiscal 1999. Both products use the same complementary software products to support the Company's vision of CSRP or "Customer Synchronized Resource Planning". Management believes that the development, promotion and delivery of the CSRP vision has been a major contributor to the Company's success over the past three years.

     The Company's product development efforts are currently focused on the continued expansion of the CSRP vision through the introduction of supply chain management and e-commerce solutions. Product plans include the integration of the Company's e-commerce front end applications with its manufacturing and supply chain transaction backbones. Management considers the ability to deliver a complete e-commerce business system to mid-market manufacturers and distributors to be a key requirement for the Company's success in the future.

     The Company also has focused its efforts on building its international distribution channels through acquisitions and converting independent distributors to direct sales and services operations. During the past four years , the Company has converted distributors in Australia, Germany, New Zealand and the Netherlands to subsidiary operations, and has acquired a French sales and distribution operation. The Company also has opened new offices in China and Italy. Revenue from foreign operations accounted for approximately 22% of total revenue in fiscal 1999, compared to 21% in fiscal 1998 and 25% in fiscal 1997. The decline in the percentage of revenue from foreign operations from fiscal 1997 to fiscal 1998 was the result of a general slowdown in the Asian economies combined with a strong performance in North America.

     In fiscal 1999, the Company experienced the negative effects of the general market slowdown in industry software revenue growth as customers began postponing new technology spending and focusing on Year 2000 repairs on existing systems. The Company's license fee revenue grew 40% during the first half of the fiscal year, but remained flat in the second half. Offsetting the slowdown in license fee revenue was an accelerating growth in services revenue supporting software sales in previous quarters. The increased mix in services revenue adversely impacted gross margins which declined from 63% in fiscal 1998 to 60% in fiscal 1999. The decline in gross margins caused pretax operating margins, exclusive of acquired research and development write-offs, to decrease from 9% in fiscal 1998 to 6% in fiscal 1999.

     In fiscal 1999, the Company generated record revenues of $129.1 million and net income of $4.8 million, exclusive of the nonrecurring charge relating to the DAI acquisition. This compares to revenues of $97.6 million in fiscal 1998 and $65.8 million in fiscal 1997 and net income exclusive of nonrecurring charges of $5.1 million in fiscal 1998 and $3.3 million in fiscal 1997.

NET REVENUE

     The Company's net revenue is derived primarily from (1) licensing Symix software and providing custom programming services; (2) providing installation, implementation, training, consulting and systems integration services; and (3) providing maintenance and support on a subscription basis. Except for fiscal 1999, revenue for all periods presented is accounted for in accordance with Statement of Position (SOP) 91-1 on Software Revenue Recognition. Revenue for fiscal 1999 is accounted for in accordance with SOP 97-2.

     Net revenue increased 32% to $129.1 million in fiscal 1999, compared to increases of 48% and 44% for the years ended June 30, 1998 and 1997, respectively. The growth in fiscal 1999 and 1998 net revenue compared to previous years was the result of new software product offerings and the growth of the distribution channels. Both software license fee revenue and service, maintenance and support revenue contributed significantly to the net revenue increase in fiscals 1999 and 1998. The revenue mix since 1997 is shown in the table below:

                                               YEAR ENDED JUNE 30,
                             -------------------------------------------------------
                                  1999                 1998                1997
                             ---------------      --------------      --------------
                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
Software license fees......  $ 67,423     52%     $58,498     60%     $36,477     55%
Service, maintenance and
  support..................    61,649     48%      39,099     40%      29,295     45%
                             --------    ---      -------    ---      -------    ---
          Total............  $129,072    100%     $97,597    100%     $65,772    100%

     Software license fee revenue increased 15% in fiscal 1999 compared to a 60% license fee revenue growth in fiscal 1998. The decline in the rate of increase of software license fee revenue growth in fiscal 1999 is attributable to the industry-wide trend of delays in new business system purchases due to the Year 2000 market dynamics, as companies delay major business system purchases. Despite this trend, an increased number of sales representatives and overall market acceptance of Symix's product line resulted in a 15% increase in software license fee revenue during fiscal 1999, more than offsetting the Year 2000 impact. The increase in software revenue in fiscal 1998 was primarily the result of (i) the expanding number of products that complement the Company's core ERP software product, SyteLine, and (ii) the acquisition of Pritsker Corporation in November 1997.

     Service, maintenance and support revenue is derived from installation, implementation, training, consulting, systems integration and software product maintenance and support services. Service, maintenance and support revenue increased 58% in fiscal 1999 to $61.6 million from $39.1 million in fiscal 1998 and $29.3 million in fiscal 1997. The continued increase in service, maintenance and support revenue is attributable to growth in licensed Symix software installations worldwide and the expanding product line. Service, maintenance and support revenue made up 48% of total revenue in fiscal 1999, compared to 40% and 45% in fiscal 1998 and fiscal 1997, respectively. Service, maintenance and support revenue as a percentage of total revenue increased from fiscal 1998 to fiscal 1999 due to the de-accelerating software license fee revenue growth, the expansion of the service's organization to support the increase of new licenses sold during previous quarters and the expanding product line. Generally, maintenance and support contracts are billed annually and revenue is recognized ratably over the contract period, which is typically twelve months. Deferred revenue on the Company's balance sheet relating primarily to maintenance and support contracts increased from $13.2 million at June 30, 1998 to $17.2 million at June 30, 1999.

  Cost of Revenue

     Total cost of net revenue as a percentage of net revenue was 40% for the year ended June 30, 1999 compared to 37% and 36% for the years ended June 30, 1998 and 1997, respectively.

     Cost of software license fees include royalties, amortization of capitalized software development costs and software delivery expenses. Cost of software license fees increased to 27% of software license fee revenue in fiscal 1999 from 25% in fiscal 1998 and 27% in fiscal 1997. The percentage increase is attributable to the increase in the rate of amortization on capitalized software expenses relative to license fee revenue. Symix began amortizing capitalized software costs related to the new product initiative, SyteCentre, during the third fiscal quarter of fiscal year 1999.

     Cost of service, maintenance and support includes the personnel and related overhead costs for implementation, training and customer support services, together with fees paid to third parties for subcontracted services. Cost of service, maintenance and support was 55% of service, maintenance and support revenue in fiscal 1999 compared to 54% in fiscal 1998 and 48% in fiscal 1997. The increase in cost of service, maintenance and support in fiscal 1999 and fiscal 1998, respectively, was due to the continued use of subcontractors to supplement the work performed by Company employees. In general, the use of subcontractors results in lower margins than the use of employees but provides the Company increased flexibility in meeting customer demands.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist of personnel and related overhead costs, including commissions for the sales, marketing, general and administrative activities of the Company, together with advertising and promotional costs. Selling, general and administrative expenses increased 30% in fiscal 1999 compared to a percentage increase of 45% in both fiscal 1998 and 1997. Selling, general and administrative expenses as a percent of net revenue were 46%, 47% and 48% for the years ended June 30, 1999, 1998 and 1997, respectively. The slight improvement in these percentages is related to the increase in percentage of service, maintenance and support revenue versus license fee revenue in the net revenue mix.

  Research and Development

     Research and development expenses include personnel and related overhead costs for product development, enhancement, upgrades, quality assurance and testing. Total research and development expenses, including amounts capitalized, were $14.6 million or 11% of net revenue for the year ended June 30, 1999, compared to $12.2 million or 13% of net revenue in fiscal 1998 and $8.8 million or 13% of net revenue in fiscal 1997. The Company capitalized research and development costs of $4.4 million, $4.3 million and $3.1 million for the years ended June 30, 1999, 1998 and 1997, respectively. Software development costs capitalized in a given period are dependent upon the nature and state of the development process and are recorded in accordance with Statement of Financial Accounting Standards No. 86. Upon general release of a product, related capitalized costs are amortized over three years and recorded as license fee cost of revenue.

     The Company incurred nonrecurring charges of approximately $6.5 million in 1998 and $835,000 in 1999 relating to the write-off of acquired in-process technology in conjunction with the Pritsker and DAI acquisitions.

     The increase in overall research and development expense is due to staff expansion relating to the Company's development of future releases of SyteLine and SyteCentre, increased development focus on interfacing with third-party software products and research involving new technologies and products.

  Provision for Income Taxes

     The effective tax rates for the years ended June 30, 1999, 1998 and 1997 were 44%, 174% and 37%, respectively. The increased effective tax rates in both fiscal 1999 and 1998 were primarily due to acquisition research and development write-offs of $835,000 in fiscal 1999 and $6.5 million in fiscal 1998, which were not deductible for income tax purposes. The rate also has increased as well due to, (i) the amount of foreign taxable earnings in countries with higher effective tax rates and (ii) the non-deductibility of the amortization of goodwill, thereby increasing Symix's overall tax rate.

QUARTERLY RESULTS

     The following table sets forth certain unaudited operating results for each of the eight quarters in the two year period ended June 30, 1999. This information has been prepared by the Company on the same basis as its audited, consolidated financial statements, and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the Company's audited, consolidated financial statements and the notes thereto.

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

                                                                      THREE MONTHS ENDED
                                    ---------------------------------------------------------------------------------------
                                    JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,
                                      1999       1999       1998       1998        1998       1998       1997       1997
                                    --------   --------   --------   ---------   --------   --------   --------   ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATE)
Net revenue.......................  $37,755    $31,325    $33,101     $26,891    $31,692    $24,322    $24,017     $17,565
Cost of revenue...................   15,861     13,249     12,719      10,196     11,122      9,151      8,537       6,891
                                    -------    -------    -------     -------    -------    -------    -------     -------
  Gross margin....................   21,894     18,076     20,382      16,695     20,570     15,171     15,480      10,674
Operating expenses................
  Selling, general, and
    administrative................   17,337     14,180     14,331      13,093     14,395     12,204     11,133       7,741
  Research and product
    development...................    3,155      2,617      2,249       2,196      2,287      1,870      1,709       2,034
  Acquired research and
    development write-off.........      835         --         --          --         --         --      6,503          --
                                    -------    -------    -------     -------    -------    -------    -------     -------
         Total operating
           expenses...............   21,327     16,797     16,580      15,289     16,682     14,074     19,345       9,775
                                    -------    -------    -------     -------    -------    -------    -------     -------
Operating income (loss)...........      567      1,279      3,802       1,406      3,888      1,097     (3,865)        899
Other income (expenses), net......       34         26         80          11        (46)       (67)       (16)        (50)
                                    -------    -------    -------     -------    -------    -------    -------     -------
Income (loss) before income
  taxes...........................      601      1,305      3,882       1,417      3,842      1,030     (3,881)        849
Provision for income taxes........      571        522      1,553         560      1,486        389      1,004         317
                                    -------    -------    -------     -------    -------    -------    -------     -------
Net income (loss).................  $    30    $   783    $ 2,329     $   857    $ 2,356    $   641    ($4,885)    $   532
                                    =======    =======    =======     =======    =======    =======    =======     =======
Basic earnings (loss) per share...  $  0.00    $  0.12    $  0.35     $  0.13    $  0.36    $  0.10    ($ 0.79)    $  0.09
                                    =======    =======    =======     =======    =======    =======    =======     =======
Diluted earnings (loss) per
  share...........................  $  0.00    $  0.11    $  0.32     $  0.12    $  0.33    $  0.09    ($ 0.79)    $  0.08
                                    =======    =======    =======     =======    =======    =======    =======     =======
Diluted earnings per share
  exclusive of acquired R&D
  write-off.......................  $  0.12    $  0.11    $  0.32     $  0.12    $  0.33    $  0.09    $  0.24     $  0.08
                                    =======    =======    =======     =======    =======    =======    =======     =======
Weighted average number of common
  shares outstanding..............    6,874      6,700      6,648       6,622      6,586      6,519      6,179       5,982
Weighted average number of common
  shares outstanding assuming
  dilution........................    7,207      7,309      7,281       7,260      7,222      7,115      6,179       6,567
Weighted average number of common
  shares outstanding assuming
  dilution and exclusive of
  acquired R&D write-off..........    7,207      7,309      7,281       7,260      7,222      7,115      6,783       6,567

---------------

Note: Share data has been restated to conform with the provisions of FASB Statement 128.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations decreased from $8.8 million in fiscal 1998 to $5.5 million in fiscal 1999. In all periods presented, cash provided by operating activities was due to earnings plus non-cash items including acquired research and development write-offs, increases in deferred revenue, accounts payable and accrued expenses, offset by an increase in trade accounts receivable. Trade accounts receivable days sales outstanding were 110 days at June 30, 1999 in comparison to 97 days and 95 days at June 30, 1998 and 1997, respectively. For all three years presented, cash provided by operations was used primarily to fund software development costs and to purchase computer equipment. In fiscal 1998, the Company received $2.0 million cash from Mitsui & Co., Ltd. in exchange for a 13.3% minority equity interest in the Symix Asia distribution operation. Cash at June 30,

1999 decreased to $5.2 million from $6.1 million at June 30, 1998, and increased from $2.3 million at June 30, 1997.

     Working capital was $21.9 million at June 30, 1999 compared to $13.6 million at June 30, 1998 and $7.9 million at June 30, 1997. The increase in working capital in fiscal 1999 and 1998 is primarily attributable to the increase in trade accounts receivable resulting from revenue growth and increase in days sales outstanding. For both fiscal 1999 and fiscal 1998, the increase in current assets was partially offset by the increase in deferred revenue due to the increased Symix customer base and renewed service contracts.

     In addition to its present working capital, the Company has a $15.0 million unsecured revolving bank line of credit that expires in fiscal 2001. As of June 30, 1999, $5.4 million was drawn under the line of credit to fund the Company's working capital needs. The Company anticipates that cash on hand, cash flow from operations, and the bank line of credit will be sufficient to satisfy expected cash needs for the next 12 months.

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

     The Company's current product and service offerings, including those products developed and supported by third party software vendors, have been designed to be Year 2000 compliant. New products also are being designed by the Company to be Year 2000 compliant. The Company's existing contracts with active customers (e.g., customers with effective maintenance and support agreements with the Company) cover recent software products that are Year 2000 compliant or for which a Year 2000 ready upgrade is available, or do not expressly obligate the Company to furnish an updated release that is Year 2000 compliant. The Company has communicated with its customers regarding Year 2000 compliance, notifying them of the availability of upgraded or new releases of the Company's products which are Year 2000 compliant for certain older software products released by the Company which still may be in use by them. In certain cases, the Company has warranted that the Company's current software product offerings are Year 2000 ready when specifically requested by the customer. Although the software products currently offered by the Company have been tested for Year 2000 readiness, any failure of the Company's software products to perform, including the failure to process dates beyond the year 1999, could have a material adverse effect on the Company's business, operating results or financial condition.

     The Company has substantially completed its assessment of selected third parties, including key suppliers, subcontractors, business partners and customers regarding their year 2000 readiness. To the extent that the Company uses third party products or technology in its computer software products, the Company has obtained confirmation of Year 2000 compliance from such third party providers. A failure of one or more of such suppliers, subcontractors, business partners, or customers of the Company to sufficiently address their Year 2000 compliance issues could adversely affect the Company's business, operating results or financial condition.

     The Company also has substantially completed its review of its internal computer information system and non-computer systems, such as telecommunications equipment, building elevators, etc., which contain embedded computer technology, to determine whether such systems are Year 2000 compliant. Most of the embedded systems on which the Company relies in its daily operations are owned and managed by the lessors of the facilities in which the Company's operations are located, or by agents of such lessors. The Company presently believes that such systems are Year 2000 compliant. The Company is less certain of the Year 2000 readiness of third parties who provide external services, such as public utilities, which could adversely impact the Company's operations. For example, the failure or interruption of electrical services would disrupt the Company's ability to communicate with its customers, suppliers, business partners and others.

     All costs related to Year 2000 issues are being expensed by the Company. The Company does not expect that the total costs of evaluation and compliance relating to the Company's Year 2000 issues will be material.

     The Company's statements regarding its year 2000 readiness are forward-looking statements and, therefore, are subject to change as a result of known and unknown factors. The Company's estimate of year 2000 related costs and assessment of its year 2000 readiness are dependent upon the Company's ability to successfully identify all relevant year 2000 issues, the nature and amount of remediation required, and the year 2000 success attained by its key third party providers and customers. Although these and other unforeseen factors could have a material adverse effect on the Company's business, operating results or financial condition, management believes that it has implemented an effective year 2000 compliance program.

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     CERTAIN STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K AND OTHER WRITTEN AND ORAL STATEMENTS MADE FROM TIME TO TIME BY THE COMPANY ARE "FORWARD-LOOKING" STATEMENTS, INCLUDING STATEMENTS REGARDING FUTURE ECONOMIC PERFORMANCE OF THE COMPANY AND THE PLANS, OBJECTIVES AND EXPECTATIONS OF THE COMPANY'S MANAGEMENT. THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "ESTIMATE," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS PROVIDE CURRENT EXPECTATIONS AND FORECASTS OF FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, KNOWN AND UNKNOWN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE PLANS, OBJECTIVES AND EXPECTATIONS REFLECTED IN OR SUGGESTED BY THE FORWARD-LOOKING STATEMENTS ARE BASED UPON REASONABLE ASSUMPTIONS, NO ASSURANCE CAN BE GIVEN THAT SUCH PLANS, OBJECTIVES OR EXPECTATIONS WILL BE ACHIEVED. IN SOME CASES, INFORMATION REGARDING CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM A FORWARD-LOOKING STATEMENT APPEAR TOGETHER WITH SUCH STATEMENT. OTHER UNCERTAINTIES AND RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE DEMAND FOR AND MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS AND SERVICES; THE IMPACT OF COMPETITIVE PRODUCTS; THE COMPANY'S ABILITY TO MAINTAIN EFFICIENT MARKETING AND DISTRIBUTION OPERATIONS DOMESTICALLY AND INTERNATIONALLY; FUTURE WORLDWIDE POLITICAL, ECONOMIC, COMPETITIVE AND MARKET CONDITIONS; THE COMPANY'S ABILITY TO ATTRACT AND RETAIN HIGHLY SKILLED TECHNICAL, MANAGERIAL, SALES, MARKETING, SERVICE AND SUPPORT STAFF AND TO RETAIN KEY TECHNICAL AND MANAGEMENT PERSONNEL; TIMING OF PRODUCT DEVELOPMENT AND GENERAL RELEASE; EXCHANGE RATE FLUCTUATIONS, THE COMPANY'S ABILITY TO PROTECT IS PROPRIETARY TECHNOLOGY; RISKS GENERALLY ASSOCIATED WITH NEW PRODUCT INTRODUCTION; THE COMPANY'S ABILITY TO SUCCESSFULLY RESOLVE ANY REMAINING YEAR 2000 ISSUES; PRODUCT PRICING; AND OTHER FACTORS DETAILED IN THIS ANNUAL REPORT ON FORM 10-K AND IN OTHER FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. IT IS NOT POSSIBLE TO IDENTIFY OR FORESEE ALL SUCH RISKS OR UNCERTAINTIES. CONSEQUENTLY, THE FOREGOING SHOULD NOT BE CONSIDERED AN EXHAUSTIVE STATEMENT OF ALL RISKS, UNCERTAINTIES OR POTENTIALLY INACCURATE ASSUMPTIONS RELATING TO SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY IS NOT OBLIGATED TO UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW EVENTS OR CIRCUMSTANCES.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

FOREIGN EXCHANGE

     Symix's revenue originating outside the United States was 22% and 21% of total revenues in fiscal 1999 and fiscal 1998, respectively. In fiscal 1999 international revenues from each geographic region were: Europe 13% of total revenues and Asia Pacific 9% of total revenues. In fiscal 1998 the respective percentages were 12% and 9%. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

     The Company's international business is subject to risks typical of an international business, including, but not limited to:

     - differing economic conditions;

     - changes in political climate;

     - differing tax structures;

     - other regulations and restrictions; and

     - foreign exchange rate volatility.

Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

     The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which cost of software, including certain development costs, incurred in the United States is charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability.

     To date the Company has not realized material fluctuations due to foreign exchange rates. However, due to the growth of the international business, management is reviewing a foreign exchange hedge program in order to minimize this particular exposure.

INFLATION AND INTEREST RATES

     The Company has not been significantly affected by inflation in recent years and anticipates that it will not be significantly affected by inflation in fiscal 2000. A material change in interest rates could have an impact on the Company's financial results, as the Company is presently paying a variable interest rate on its outstanding debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                  PAGE
                                                                --------
Report of Independent Auditors..............................          26
Consolidated Statements of Operations -- Years ended June
  30, 1999, 1998, and 1997..................................          27
Consolidated Balance Sheets -- June 30, 1999 and 1998.......          28
Consolidated Statements of Cash Flows -- Years ended June
  30, 1999, 1998, and 1997..................................          29
Consolidated Statements of Shareholders' Equity -- Years
  ended June 30, 1999, 1998, and 1997.......................          30
Notes to Consolidated Financial Statements -- June 30,
  1999......................................................          31

Financial statement schedule:
Schedule II -- Valuation and Qualifying Accounts............          40

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     In accordance with general instruction G(3), the information required by Items 10, 11, 12 and 13 is hereby incorporated herein by reference from the Company's definitive proxy statement for its annual meeting of shareholders to be held on November 17, 1999, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year covered by this report, except that certain information required by Item 10 with respect to executive officers of the Company is set forth in Part I hereof under "Item
1. Business--Executive Officers of the Registrant".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Documents Filed as Part of This Report:

    1         Financial Statements
              See Item 8.--Index to Financial Statements and Financial
              Statement Schedules
    2         Financial Statement Schedules
              See Item 8.--Index to Financial Statements and Financial
              Statement Schedules
    3         Exhibits:
              See Exhibit Index in this Report.

     (b) Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of September, 1999.

                                            SYMIX SYSTEMS, INC.

                                            By /s/ Lawrence W. DeLeon

                                              ----------------------------------
                                              Lawrence W. DeLeon
                                              Vice President, Chief Financial
                                              Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 20th day of September, 1999.

                   SIGNATURE                                              TITLE
                   ---------                                              -----

Lawrence J. Fox*                                    Chairman of the Board and Director
------------------------------------------------
Lawrence J. Fox

Stephen A. Sasser*                                  President, Chief Executive Officer and Director
------------------------------------------------
Stephen A. Sasser

/s/ Lawrence W. DeLeon                              Vice President, Chief Financial Officer and
------------------------------------------------    Secretary
Lawrence W. DeLeon

John T. Tait*                                       Director
------------------------------------------------
John T. Tait

Duke W. Thomas*                                     Director
------------------------------------------------
Duke W. Thomas

                                                    Director
------------------------------------------------
Larry L. Liebert

James A. Rutherford*                                Director
------------------------------------------------
James A. Rutherford

* By Power of Attorney

/s/ Lawrence W. DeLeon
------------------------------------------------
Lawrence W. DeLeon (Attorney-in-Fact)

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Symix Systems, Inc.

     We have audited the accompanying consolidated balance sheets of Symix Systems, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symix Systems, Inc. and Subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

                                          /s/ Ernst & Young LLP

Columbus, Ohio
July 26, 1999

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED JUNE 30,
                                                              --------------------------------------
                                                                 1999          1998          1997
                                                              ----------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
License fees................................................   $67,423       $58,498       $36,477
Service, maintenance and support............................    61,649        39,099        29,295
                                                               -------       -------       -------
  Net revenue...............................................   129,072        97,597        65,772
Cost of revenue:
License fees................................................    18,317        14,746         9,721
Service, maintenance and support............................    33,708        20,955        13,969
                                                               -------       -------       -------
  Cost of revenue...........................................    52,025        35,701        23,690
                                                               -------       -------       -------
  Gross margin..............................................    77,047        61,896        42,082
Selling, general and administrative.........................    58,941        45,474        31,351
Research and product development............................    10,217         7,901         5,659
Acquisition research and development write-off..............       835         6,503            --
                                                               -------       -------       -------
          Total operating expenses..........................    69,993        59,878        37,010
                                                               -------       -------       -------
  Operating income..........................................     7,054         2,018         5,072
Other income (expense), net.................................       151          (178)          107
                                                               -------       -------       -------
  Income before income taxes................................     7,205         1,840         5,179
Provision for income taxes -- Note F........................     3,206         3,196         1,916
                                                               -------       -------       -------
  Net income (loss).........................................   $ 3,999       ($1,356)      $ 3,263
                                                               =======       =======       =======
Basic EPS:
  Net income (loss) per share...............................   $  0.60       ($ 0.21)      $  0.57
                                                               =======       =======       =======
Diluted EPS:
  Net income (loss) per share...............................   $  0.55       ($ 0.21)      $  0.54
                                                               =======       =======       =======
Weighted average number of common shares outstanding........     6,711         6,317         5,753
Weighted average number of common shares outstanding
  assuming dilution.........................................     7,264         6,317         6,079

                 See notes to consolidated financial statements

                          CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,    JUNE 30,
                                                                1999        1998
                                                              --------    --------
                                                              (IN THOUSANDS EXCEPT
                                                                PER SHARE DATA)
ASSETS
Current assets:

  Cash and cash equivalents.................................  $ 5,236     $ 6,115
  Trade accounts receivable, less allowance for doubtful
     accounts of $1,500 at June 30, 1999 and $1,063 at June
     30, 1998...............................................   46,251      32,925
  Inventories...............................................      767         489
  Prepaid expenses..........................................    2,518       1,346
  Other receivables.........................................    1,346         427
  Deferred income taxes -- Note F...........................      811         573
                                                              -------     -------
          Total current assets..............................   56,929      41,875
Other assets:
  Capitalized software, net of accumulated amortization of
     $10,833 at June 30, 1999 and $8,164 at June 30,
     1998...................................................   16,250      11,012
  Deferred income taxes -- Note F...........................       --         180
  Intangibles, net..........................................    7,191       5,091
  Deposits and other assets.................................    2,033       1,725
                                                              -------     -------
                                                               25,474      18,008
Equipment and improvements:

  Furniture and fixtures....................................    3,101       2,880
  Computer and other equipment..............................   15,767      11,573
  Leasehold improvements....................................    1,472       1,262
                                                              -------     -------
                                                               20,340      15,715
  Less allowance for depreciation and amortization..........   12,143       9,216
                                                              -------     -------
                                                                8,197       6,499
                                                              -------     -------
          Total assets......................................  $90,600     $66,382
                                                              =======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses-Note G..............  $16,052     $13,276
  Customer deposits.........................................      148         288
  Deferred revenue..........................................   17,209      13,155
  Income taxes payable......................................      470       1,304
  Current portion of long term obligations-Note I...........    1,124         277
                                                              -------     -------
          Total current liabilities.........................   35,003      28,300
Long-term obligations -- Note I.............................      392         305
Bank credit agreement -- Note E.............................    5,367       2,000
Deferred income taxes -- Note F.............................    5,417       2,476
Minority interest -- Note K.................................    2,020       2,000
Shareholders' equity -- Note C
  Common stock, authorized 20,000 shares; issued 7,654
     shares at June 30, 1999, and 6,778 at June 30, 1998; at
     stated capital amounts of $.01 per share...............       76          68
  Convertible preferred stock of subsidiary-Note H..........       --       1,031
  Capital in excess of stated value.........................   32,363      23,937
  Retained earnings.........................................   13,496       9,497
  Accumulated other comprehensive loss......................   (2,214)     (1,912)
                                                              -------     -------
                                                               43,721      32,621
Less: Common stock in treasury:
  304 shares, at cost.......................................   (1,320)     (1,320)
                                                              -------     -------
          Total shareholders' equity........................   42,401      31,301
                                                              -------     -------
          Total liabilities and shareholders' equity........  $90,600     $66,382
                                                              =======     =======

                 See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                1999        1998       1997
                                                              --------    --------    ------
                                                                      (IN THOUSANDS)
Increase (decrease) in cash
Operating activities:
Net income (loss)...........................................  $  3,999    ($ 1,356)   $3,263
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Acquisition research and development write-off............       835       6,503        --
  Depreciation and amortization.............................     8,510       6,220     4,593
  Provision for losses on accounts receivable...............       437         353       261
  Provision for deferred income taxes.......................       362         572     1,417
  Changes in operating assets and liabilities:
       Trade accounts receivable............................   (11,829)    (11,942)   (9,151)
       Prepaid expenses and other receivables...............    (1,344)       (181)     (474)
       Inventory............................................      (277)       (133)      (45)
       Deposits and other assets............................      (343)     (1,084)     (611)
       Accounts payable and accrued expenses................     1,688       5,285       157
       Customer deposits....................................      (153)        (14)       57
       Deferred revenue.....................................     3,996       2,831     3,216
       Income taxes payable/refundable......................      (407)      1,721      (165)
                                                              --------    --------    ------
       Net cash provided by operating activities............     5,474       8,775     2,518
                                                              --------    --------    ------
Investing activities:
Purchase of equipment and improvements......................    (3,624)     (3,273)   (2,649)
Additions to purchased and developed software...............    (4,871)     (4,667)   (3,637)
Purchase of subsidiaries, net of cash acquired..............    (1,069)       (699)   (1,191)
                                                              --------    --------    ------
       Net cash used by investing activities................    (9,564)     (8,639)   (7,477)
                                                              --------    --------    ------
Financing activities:
  Proceeds from issuance of common stock and exercise of
     stock options..........................................     1,004         815       806
Additions to long-term obligations, net of payments.........     2,204       1,152      (151)
Additions to paid in capital................................        --       2,000        --
                                                              --------    --------    ------
       Net cash provided by financing activities............     3,208       3,967       655
                                                              --------    --------    ------
Effect of exchange rate changes on cash.....................         3        (320)     (138)
Net increase (decrease) in cash.............................      (879)      3,783    (4,442)
Cash at beginning of period.................................     6,115       2,332     6,774
                                                              --------    --------    ------
Cash at end of period.......................................  $  5,236    $  6,115    $2,332
                                                              --------    --------    ------
Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest...............................................  $    320    $    374    $    8
     Income taxes (net of refunds)..........................     2,381          78       639
                                                              --------    --------    ------

                 See notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 CONVERTIBLE
                              COMMON STOCK     PREFERRED STOCK                                     ACCUMULATED OTHER
                             ---------------   ---------------   CAPITAL IN EXCESS OF   RETAINED     COMPREHENSIVE
                             SHARES   AMOUNT   SHARES   AMOUNT       STATED VALUE       EARNINGS        INCOME
                             ------   ------   ------   ------   --------------------   --------   -----------------
                                                                 (IN THOUSANDS)
Balances at June 30,
  1996.....................  5,826     $58                             $10,985          $ 7,590         $  (211)
Issuance of shares on
  exercise of stock
  options..................    182       2                                 662
Tax benefit on stock
  options exercised........                                                322
Issuance of convertible
  preferred shares of
  subsidiary...............                      250    $2,062
Exercise of convertible
  preferred shares.........    125       1      (125)   (1,031)          1,030
Issuance of shares for
  employee stock purchase
  plan.....................     27       1                                 142
Compensatory portion of
  stock options granted....                                                150
Net income.................                                                               3,263
Foreign currency
  translation
  adjustments..............                                                                                (345)
Comprehensive income.......
                             -----     ---      ----    ------         -------          -------         -------
Balances at June 30,
  1997.....................  6,160      62       125    1,031           13,291           10,853            (556)
Issuance of shares on
  exercise of stock
  options..................     97       1                                 617
Tax benefit on stock
  options exercised........                                                459
Issuance of shares for
  employee stock purchase
  plan.....................     36                                         257
Compensatory portion of
  stock options granted....                                                150
Issuance of shares and
  options related to
  acquisition..............    485       5                               9,163
Net loss...................                                                              (1,356)
Foreign currency
  translation
  adjustments..............                                                                              (1,356)
Comprehensive loss.........
                             -----     ---      ----    ------         -------          -------         -------
Balances at June 30,
  1998.....................  6,778      68       125    1,031           23,937            9,497          (1,912)
Issuance of shares on
  exercise of stock
  options..................     75       1                                 516
Tax benefit on stock
  options exercised........                                                330
Exercise of convertible
  preferred shares.........    144       1      (125)   (1,031)          1,341
Issuance of shares for
  employee stock purchase
  plan.....................     38                                         533
Compensatory portion of
  stock options granted....                                                140
Issuance of shares related
  to acquisition...........    619       6                               5,566
Net income                                                                                3,999
Foreign currency
  translation
  adjustments..............                                                                                (302)
Comprehensive income.......
                             -----     ---      ----    ------         -------          -------         -------
Balances at June 30,
  1999.....................  7,654     $76        --       --          $32,363          $13,496         ($2,214)


                                            TOTAL
                             TREASURY   SHAREHOLDERS'
                              STOCK        EQUITY
                             --------   -------------
                                  (IN THOUSANDS)
Balances at June 30,
  1996.....................  $(1,320)      $17,102
Issuance of shares on
  exercise of stock
  options..................                    664
Tax benefit on stock
  options exercised........                    322
Issuance of convertible
  preferred shares of
  subsidiary...............                  2,062
Exercise of convertible
  preferred shares.........                     --
Issuance of shares for
  employee stock purchase
  plan.....................                    143
Compensatory portion of
  stock options granted....                    150
Net income.................                  3,263
Foreign currency
  translation
  adjustments..............                   (345)
                                           -------
Comprehensive income.......                  2,918
                             -------       -------
Balances at June 30,
  1997.....................   (1,320)       23,361
Issuance of shares on
  exercise of stock
  options..................                    618
Tax benefit on stock
  options exercised........                    459
Issuance of shares for
  employee stock purchase
  plan.....................                    257
Compensatory portion of
  stock options granted....                    150
Issuance of shares and
  options related to
  acquisition..............                  9,168
Net loss...................                 (1,356)
Foreign currency
  translation
  adjustments..............                 (1,356)
                                           -------
Comprehensive loss.........                 (2,712)
                             -------       -------
Balances at June 30,
  1998.....................   (1,320)       31,301
Issuance of shares on
  exercise of stock
  options..................                    517
Tax benefit on stock
  options exercised........                    330
Exercise of convertible
  preferred shares.........                    311
Issuance of shares for
  employee stock purchase
  plan.....................                    533
Compensatory portion of
  stock options granted....                    140
Issuance of shares related
  to acquisition...........                  5,572
Net income                                   3,999
Foreign currency
  translation
  adjustments..............                   (302)
                                           -------
Comprehensive income.......                  3,697
                             -------       -------
Balances at June 30,
  1999.....................  ($1,320)      $42,401

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The accompanying financial statements include the accounts of Symix Systems, Inc., and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

     Organization: Symix Systems, Inc. designs, develops, markets and supports integrated manufacturing, supply claim management, financial and e-commerce software solutions for mid-market, discrete manufacturers and business units of larger companies. The Company today sells two core enterprise software application products: StyeLine, a manufacturing enterprise product targeting make-to-order discrete manufacturers; and SyteCentre, a supply chain management product targeting light manufacturers with heavy distribution requirements. Founded in 1979, Symix is headquartered in Columbus, Ohio, employing more than 835 people, with direct sales and support offices in the Americas, Europe, and Asia Pacific.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Revenue Recognition: In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued SOP 97-2, "Software Revenue Recognition," which provides guidance on recognizing revenue on software transactions and supersedes SOP 91-1. Further guidance was published during 1998 in SOP 98-4, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." The Company adopted the provisions of SOP 97-2 effective July 1, 1998.

     Revenue is derived principally from the sale of internally produced software products and maintenance and support agreements from software sales. The Company licenses software generally under non-cancelable license agreements and provides product support services and periodic updates including training, installation, consulting and maintenance. License fee revenues are generally recognized when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. For customer license agreements, which meet these recognition criteria, the portion of the fees related to software licenses will generally be recognized in the current period, while the portion of the fees related to services is recognized as the services are performed. Revenue from maintenance and support agreements is billed periodically, deferred, and recognized ratably over the life of the agreements. Revenue from consulting, education, and other services is recognized as the services are provided.

     The Company establishes allowances to provide for uncollectible trade receivables and anticipated adjustments to amounts previously billed.

     Capitalized Software: Capitalized software is stated at the lower of cost or net realizable value. The Company capitalizes the cost of purchased software and the qualifying internal cost of developing its software products in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalized software costs are amortized by the straight-line method using estimated useful lives of three to five years. Amortization expense was $3,437,000, $2,115,000, and $1,795,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

     Inventories: Inventories consist primarily of software-related products that are held for resale. The Company values inventory at the lower of cost or market. Cost is determined using the specific identification method.

     Equipment and Improvements: Equipment and improvements are stated on the basis of cost. Provisions for depreciation and amortization are computed by the straight-line method over the estimated lives of the related assets. Depreciation expense was $3,221,000, $2,434,000, and $1,952,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

     Foreign Currency Translation: The Company has determined that the functional currency of each foreign operation is the local currency. The effects of translation rate changes related to assets and liabilities located outside the United States are included as a component of other comprehensive income. Foreign currency transaction gains and losses are included in Other Income, Net on the Consolidated Statements of Operations.

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

     Earnings Per Share: The Company computes earnings per share in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Under SFAS 128, basic earnings per share computations are based on the weighted-average number of common shares outstanding during the period presented. Diluted earnings per share calculations reflect the assumed exercise and conversion of employee stock options.

     Comprehensive Income: The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" as of July 1, 1998. SFAS 130 requires disclosure of the components of total non-stockholder changes in equity as comprehensive income. The Company's only items that meet the definition for adjustment to arrive at comprehensive income are changes in cumulative translation adjustments.

     Stock-based Compensation: The Company accounts for stock compensation arrangements in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) is disclosed in "Note
C -- Common Stock and Stock Options".

     Preferred Stock: The Company's Articles of Incorporation authorize 1,000,000 shares of preferred stock, no par value. The Board of Directors is authorized to determine the rights and preferences of these shares. Presently, no preferred shares are issued and outstanding.

     Cash and Cash Equivalents: The Company considers all demand deposits and highly liquid investments with a maturity of three months or less as cash equivalents.

     Intangible Assets: Intangible assets consist principally of goodwill and other intangible assets resulting from acquisitions accounted for using the purchase method of accounting. The intangible assets are amortized using the straight-line method over a period of three to ten years. The accumulated amortization of intangible assets relating to acquired businesses was $1,679,000, $1,479,000 and $608,000 at June 30, 1999, 1998 and 1997,
respectively.

     Reclassification: Certain reclassifications have been made to prior year amounts to conform to the 1999 presentation.

NOTE B -- LEASES

     The Company has entered into certain operating lease agreements for the rental of office facilities and computer equipment. The facility leases provide for annual rentals which are subject to escalation for increased operating costs.

     Amounts expensed under all operating lease agreements were: $4,415,000, $3,727,000, and $2,702,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

     The following is a schedule of future minimum lease payments required under the capital and operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 1999:

                                                              CAPITAL    OPERATING
                        FISCAL YEARS                           LEASE       LEASE
                        ------------                          -------    ---------
                                                                 (IN THOUSANDS)
          2000..............................................   $160       $3,166
          2001..............................................     98        2,629
          2002..............................................     32          859
          2003                                                   --          551
          2004 and thereafter                                    --          552
                                                               ----       ------
Total minimum payments......................................   $290       $7,757
                                                                          ======
Less amount representing interest...........................     27
                                                               ----
Present value of future minimum lease payments..............   $263
                                                               ====

NOTE C -- COMMON STOCK AND STOCK OPTIONS

     On July 8, 1996, shareholder approval was obtained to amend the Company's Amended Articles of Incorporation to increase its authorized shares from 6,000,000 to 21,000,000 shares, of which 20,000,000 are common shares and 1,000,000 are preferred shares.

     The Company has a non-qualified stock option plan ("the Plan") that provides for the granting of options to officers and other key employees for common shares at purchase prices of not less than the fair market value on the date of the grant as determined by the Compensation Committee of the Board of Directors. The maximum number of common shares which may be optioned under the Plan was 2,653,070 as of June 30, 1999. Options under the Plan generally vest over periods of up to four years and must be exercised within ten years of the date of grant.

     The Company also has a non-qualified stock option plan for Key Executives ("Key Executives Plan"). A total of 400,000 common shares are designated for issuance under the Key Executives Plan. The Compensation Committee of the Board of Directors is authorized to set the price and terms and conditions of the options granted under the Key Executives Plan. Options under the Key Executives Plan must be exercised within ten years of the date of the grant.

     The Company also has a Stock Option Plan for Outside Directors ("Outside Directors Plan"). The Outside Directors Plan provides for the issuance of options for 20,000 shares of stock to each Outside Director upon his/her election to the Board of Directors. A total of 200,000 common shares may be issued under the Outside Directors Plan. Options under the Outside Directors Plan vest immediately and must be exercised within ten years of the date of grant.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest rate of 6.0%, 6.50%, and 6.50%, respectively; no dividend yield; volatility factor of the Company's common shares of 0.5, 0.4, and 0.4, respectively; and a weighted-average expected life of each option of 6 years.

     If the Company had elected to recognize compensation cost based on the fair value of options at the grant date (which includes shares issuable under the Employee Stock Purchase Plan - see Note D) as prescribed by SFAS 123, the following displays what reported net income (loss) and per share amounts would have been:

                                                           PRO FORMA YEAR ENDED JUNE 30,
                                                           ------------------------------
                                                            1999        1998       1997
                                                           -------    --------    -------
                                                               (IN THOUSANDS, EXCEPT
                                                                  PER SHARE DATA)
Net income (loss)........................................  $2,955     ($2,047)    $2,848
Net income (loss) per share..............................  $ 0.41     ($ 0.32)    $ 0.47

     The pro forma financial effects of applying SFAS 123 may not be representative of the pro forma effects on reported results of operations for future years.

     Information with respect to options granted under the three Plans is as follows:

                                                                             WEIGHTED-
                                                               NUMBER      AVERAGE PRICE
                                                              OF SHARES      PER SHARE
                                                              ---------    -------------
Outstanding at June 30, 1996................................  1,317,902        $4.72
Granted.....................................................    361,750         7.89
Cancelled...................................................    (20,000)        5.42
Exercised...................................................   (181,902)        3.44
Outstanding at June 30, 1997................................  1,477,750         5.61
Granted.....................................................    256,630        15.29
Cancelled...................................................    (18,638)        8.04
Exercised...................................................    (96,207)        6.42
Outstanding at June 30, 1998................................  1,619,535         7.17
Granted.....................................................    263,050        15.92
Cancelled...................................................    (52,425)       11.81
Exercised...................................................    (74,888)        6.90
Outstanding at June 30, 1999................................  1,755,272        $8.26

     The price range of outstanding options is from $3.82 to $24.06. The weighted-average fair value of options granted during the years ended June 30, 1999, 1998 and 1997 was $5.39, $4.63 and $2.78, respectively. The weighted-average remaining contractual life of those options is 8 years. At June 30, 1999, options for 1,017,122 shares were exercisable, and 213,629 shares remained available for grant.

NOTE D -- EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) plan that covers substantially all employees over 21 years of age. The Company contributes to the plan based upon employee contributions and may make additional contributions at the discretion of the Board of Directors. The Company made contributions to this plan of approximately $608,000, $496,000, and $287,000 for the years ended June 30, 1999, 1998 and
1997, respectively.

     The Company has an employee stock purchase plan that is in accordance with
Section 423 of the Internal Revenue Code whereby participants are eligible to purchase common shares of the Company during the plan year. The purchase price for a common share is determined by the Compensation Committee of the Board of Directors prior to the effective date. The purchase price may not be less than 90% of the per share fair market value of the Company's common shares on either the effective date or the option date for the offering, whichever is the lesser. Substantially, all employees are eligible to participate.

NOTE E -- LINE OF CREDIT

     In June, 1998 the Company negotiated with a bank a $15.0 million unsecured revolving line of credit that expires in fiscal year 2001, convertible to a five year term loan at any time on or before March 31, 2001. Borrowings on the line of credit were $5,367,000 and $2,000,000 at June 30, 1999 and 1998, respectively.

NOTE F -- INCOME TAXES

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

     For the years ended June 30, 1999, 1998 and 1997, domestic operations contributed approximately $6.6 million, $2.3 million, and $525,000 to pre-tax earnings, respectively, while foreign affiliates generated income (losses) of $633,000, ($424,000), and $4.6 million for the same periods. Income taxes are summarized as follows:

                                                              YEAR ENDED JUNE 30,
                                                           --------------------------
                                                            1999      1998      1997
                                                           ------    ------    ------
                                                                 (IN THOUSANDS)
Current:
  Federal................................................  $1,927    $1,949    $ (336)
  State and local........................................     475       406       (80)
  Foreign................................................     582       356     1,919
                                                           ------    ------    ------
                                                            2,984     2,711     1,503
Deferred:
  Federal................................................     131       412       444
  State and local........................................      43        73        68
  Foreign................................................      48        --       (99)
                                                           ------    ------    ------
                                                              222       485       413
                                                           ------    ------    ------
                                                           $3,206    $3,196    $1,916
                                                           ------    ------    ------

     During the years ended June 30, 1999, 1998 and 1997, the Company recorded a tax benefit of approximately $330,000, $459,000, and $322,000, respectively, in connection with the exercise of stock options. The benefit, which was due to the difference in the fair market value and the exercise price of the options at the date of exercise, was recorded as an increase in capital in excess of stated value.

     Significant components of the Company's deferred tax assets and liabilities as of June 30, 1999 and 1998 are as follows:

                                                              YEAR ENDED JUNE 30,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
                                                                (IN THOUSANDS)
Current deferred tax asset:
  Allowance for doubtful accounts...........................  $   666     $  424
  Customer deposits.........................................       --         51
  Accrued liabilities.......................................      145         98
                                                              -------     ------
          Total current deferred tax assets.................  $   811     $  573
Long-term deferred tax assets:
  Book over tax depreciation................................      435        353
  Domestic losses...........................................    1,696        700
  Foreign losses............................................      226        180
  Tax credits...............................................      311         --
  Other.....................................................       --        168
                                                              -------     ------
          Total long-term deferred tax assets...............  $ 2,668     $1,401
                                                              -------     ------
Long-term deferred tax liabilities:
  Capitalized software......................................  $ 5,683     $3,697
  Intangibles...............................................      917         --
  Capitalized leases........................................      433         --
  Accrued liabilities.......................................    1,052         --
                                                              -------     ------
          Total long-term deferred tax liabilities..........  $ 8,085     $3,697
                                                              -------     ------
  Net long-term deferred tax liabilities....................  $ 5,417     $2,296
                                                              -------     ------

     The long-term deferred tax assets pertaining to foreign losses are net operating loss carryforwards for certain foreign subsidiaries which the Company believes will be utilized in future tax periods.

     The Company's effective tax rate differs from the statutory U.S. federal income tax rate as follows:

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                              1999    1998    1997
                                                              ----    ----    ----
Federal income tax statutory rate...........................   34%     34%     34%
State and local income taxes net of federal tax benefit.....    4       3      --
Foreign operations taxed at rates different from U.S.
  federal statutory rate....................................    6      13       5
Other.......................................................   --      --      (2)
Non-deductible acquisition research and development write
  off.......................................................    4     134      --
General business credits....................................   (7)    (14)     --
Non-deductible permanent differences........................    3       4      --

                                                               --     --      --
                                                               44%    174%     37%

                                                               --     --      --

The Company has net operating losses for tax purposes of $490,000, $347,000, $37,000, $752,000 and $2,600,000 which expire in fiscal years 2008, 2010, 2012,
2013 and 2018, respectively.

NOTE G -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses are summarized as follows:

                                                                   JUNE 30,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
                                                                (IN THOUSANDS)
Accounts payable............................................  $  4,685    $ 3,699
Accrued commissions & bonus.................................     3,087      2,635
Third party royalties.......................................     3,265      3,752
Other.......................................................     5,015      3,190
                                                              --------    -------
                                                              $ 16,052    $13,276
                                                              ========    =======

NOTE H -- ACQUISITIONS

     On July 1, 1996 the Company acquired the net assets of Synchrony Manufacturing Systems, Pty. Limited, its former distributor in Australia, for approximately $220,000 which was payable in twenty four equal installments over two years, and was paid in full as of June 30, 1998. The acquisition was accounted for using purchase accounting with results included since the date of acquisition. Acquisition costs exceeded the fair value of the net assets acquired by approximately $451,000, which is being amortized over five years.

     On August 8, 1996 the Company acquired all of the outstanding stock of RDD, the parent company of GSI Industrie ("GSI"), a French manufacturing software specialist, from its shareholders for approximately $2.3 million, of which $944,000 was paid in cash at closing. The remaining balance is payable (a) in three equal annual installments beginning August 1997 and (b) a final payment of $466,000, equal to a percentage of cumulative software sales, due on October 15, 1999 and recorded on June 30, 1999. The acquisition was accounted for using purchase accounting with results included since the date of acquisition. Acquisition costs exceeded the fair value of the net assets acquired by approximately $2.4 million, which is being amortized over five years.

     On January 9, 1997 the Company acquired an Ontario, Canada corporation called Visual Applications Software, Inc. ("VAS") for $1.0 million (Canadian) in cash, and 250,000 convertible Class A Preference Shares (the "Class A Shares") and 500,000 redeemable Class B Preference Shares (the "Class B Shares") of a subsidiary of the Company. The Class A Shares have been converted to common shares of the Company and the Class B Shares have been redeemed by the holders for $1.00 (Canadian) per share. The acquisition was accounted for using purchase accounting with results included since the date of acquisition. Acquisition costs exceeded the fair value of the net assets acquired by approximately $3.4 million which is being amortized over five years.

     On November 24, 1997, the Company acquired Pritsker Corporation ("Pritsker"), for $737,000 in cash and 485,000 common shares of the Company. Pritsker markets advanced planning and scheduling and simulation software to mid-market manufacturers. Pursuant to the acquisition agreement, (i) Pritsker was merged with and into a wholly-owned subsidiary of the Company incorporated in Ohio, (ii) each share of Pritsker common stock was converted into the right to receive 0.170108 common shares of the Company and (iii) each share of Pritsker preferred stock was converted into the right to receive $5.23 in cash plus accrued and unpaid dividends. Each unexercised employee stock option and outstanding warrant for Pritsker common stock was assumed by Symix and converted into the right to acquire that number of common shares of the Company to which the holder would have been entitled if such holder had exercised the option or warrant immediately prior to the merger. The transaction was accounted for as a purchase and resulted in a one-time, non-recurring charge of approximately $6.5 million relating to the write-off of acquired in-process technology of Pritsker.

     On June 10, 1999 the Company acquired Distribution Architects International, Inc. ("DAI") for 619,000 common shares of the Company and $813,000 in cash. Pursuant to the acquisition agreement, DAI was merged with and into a wholly-owned subsidiary of the Company incorporated in Ohio, and each share of DAI common stock was converted into the right to receive .1313 common shares of the Company. Each DAI option outstanding immediately prior to the merger was canceled and terminated. The holder of each option was entitled to receive that number of Symix shares equal to $2.17 (the per share value of DAI stock as agreed to by DAI and Symix) less $1.242 (the stock option exercise price), multiplied by the number of shares of DAI covered by the option, and divided by $18.50. DAI is a provider of supply chain management applications for distribution organizations. The transaction was accounted for as a purchase and resulted in a one-time, non-recurring charge of $835,000 relating to the write-off of acquired in-process technology of DAI.

     The following proforma information shows revenue, net income and earnings per share assuming the Company, Pritsker and DAI had been combined at the beginning of the period indicated. The non-recurring charges of $6.5 million and $835,000 are excluded from proforma net income.

                                                                 TWELVE MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS,
                                                                EXCEPT PER SHARE
                                                                     DATA)
Revenue.....................................................  $139,123    $112,217
Net Income..................................................  $  3,266    $  4,458
Earnings per share..........................................  $   0.42    $   0.58

NOTE I -- LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                                 JUNE 30,
                                                              --------------
                                                               1999     1998
                                                              ------    ----
                                                              (IN THOUSANDS)
GSI acquisition note payable................................  $  305    $582
ExperTeam GmbH acquisition note payable.....................     600      --
Mortgage loan payable.......................................     348      --
Present value of minimum capital lease payments.............     263      --
                                                              ------    ----
                                                               1,516     582
Less current portion........................................   1,124     277
                                                              ------    ----
Long-term obligations.......................................  $  392    $305
                                                              ======    ====

     The GSI acquisition note is secured by a letter of credit.

NOTE J -- EARNINGS PER SHARE

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) during the fiscal year 1998. In accordance with the provisions, earnings per share for 1997 have been restated. The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                  YEAR ENDED JUNE 30,
                                                              ---------------------------
                                                               1999      1998       1997
                                                              ------    -------    ------
                                                                    (IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
Numerator:
  Net income (loss) for both basic and diluted earnings
     (loss) per share.......................................  $3,999    $(1,356)   $3,263
Denominator:
  Weighted-average shares outstanding.......................   6,654      6,192     5,682
  Contingently issuable shares (VAS)........................      57        125        71
  Denominator for basic earnings (loss) per share...........   6,711      6,317     5,753
  Effect of dilutive securities:
  Employee stock options....................................     553        n/a       326
  Denominator for diluted earnings (loss) per share.........   7,264      6,317     6,079
  Basic earnings (loss) per share...........................  $ 0.60    $ (0.21)   $ 0.57
  Diluted earnings (loss) per share.........................  $ 0.55    $ (0.21)   $ 0.54

NOTE K -- MINORITY INTEREST

     In June, 1998, a wholly-owned subsidiary of the Company sold previously unissued shares of common stock (representing a 13.3% interest in that subsidiary) for $2 million. No gain or loss was recognized on the sale of the subsidiary stock. The proceeds from the sale are recorded on the accompanying balance sheet as minority interest.

     The Company and the minority interest investor also entered into a put option agreement which provides that during a six month period commencing September 1, 2001, the minority interest investor has the right to put its shares in the subsidiary to the Company at a formula price as provided in the put agreement. The minority interest in the subsidiary will be adjusted to its expected redemption value each year as a credit or charge to income until the put is exercised or the redemption period expires.

NOTE L -- BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that companies report information about operating segments, geographic areas, and major customers.

     The Company designs, develops, markets and supports a fully integrated manufacturing, planning and financial software system. The software was developed for mid-market, discrete manufacturers. The Company operates exclusively in this market therefore only reports on one primary segment.

     The amount of net revenue, operating income (loss), and identifiable assets attributable to each of the Company's geographic areas for fiscal 1999, 1998, and 1997 were as follows:

                                          NORTH AMERICA      ASIA/PACIFIC         EUROPE
                                         ---------------    --------------    --------------
                                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
YEAR ENDED JUNE 30, 1999
Net revenue............................  $100,950     78%   $11,722      9%   $16,400     13%
Operating income (loss)................     7,728    110%       709     10%    (1,383)   (20%)
Identifiable assets....................    70,920     78%     8,321      9%    11,359     13%

YEAR ENDED JUNE 30, 1998
Net revenue............................    77,225     79%     8,665      9%    11,707     12%
Operating income (loss)................     2,270    112%      (694)   (34%)      442     22%
Identifiable assets....................    47,778     72%     9,392     14%     9,212     14%

YEAR ENDED JUNE 30, 1997
Net revenue............................    49,388     75%     8,259     13%     8,125     12%
Operating income.......................     4,035     80%       410      8%       627     12%
Identifiable assets....................    32,531     74%     5,766     13%     5,955     13%

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT    CHARGED TO
                                           BEGINNING     COSTS AND                   BALANCE AT END
                                           OF PERIOD      EXPENSES     DEDUCTIONS      OF PERIOD
                                           ----------    ----------    ----------    --------------
Year ended June 30, 1999
  Deducted from asset accounts:
Allowance for doubtful accounts..........  $1,063,000    $1,270,000     $833,000       $1,500,000
                                           ----------    ----------     --------       ----------
Year ended June 30, 1998
  Deducted from asset accounts:
Allowance for doubtful accounts..........     702,000       918,000      557,000        1,063,000
                                           ----------    ----------     --------       ----------
Year ended June 30, 1997
  Deducted from asset accounts:
Allowance for doubtful accounts..........     450,400       560,500      308,900          702,000
                                           ----------    ----------     --------       ----------

                                INDEX TO EXHIBITS


Exhibit No.                      Description                              Page
-----------                      -----------                              ----
3(a)(1)                          Amended Articles of Incorporation of     Incorporated by reference to Exhibit
                                 Symix Systems, Inc. (as filed on         3(a)(1) to Registrant's Annual Report on
                                 February 8, 1991)                        Form 10-K for the fiscal year ended June
                                                                          30, 1997

3(a)(2)                          Certificate of Amendment to the          Incorporated by reference to
                                 Amended Articles of                      Exhibit 3(a)(2) to Registrant's
                                 Incorporation of Symix                   Annual Report on Form 10-K for
                                 Systems, Inc. (as filed on July          the fiscal year ended 30, 1997
                                 16, 1996)

3(a)(3)                          Amended Articles of Incorporation of     Incorporated herein by reference to
                                 Symix Systems, Inc. (reflecting          Exhibit 3(a)(3) to Registrant's Annual
                                 amendments through July 16, 1996, for    Report on Form 10-K for the fiscal year
                                 purposes of SEC reporting compliance     ended June 30, 1997
                                 only)

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

4(a)(1)                          Amended Articles of Incorporation of     Incorporated herein by reference to
                                 Symix Systems, Inc. (as filed on         Exhibit 3(a) (1)of this Annual Report on
                                 February 8, 1991)                        Form 10-K

4(a)(2)                          Certificate of Amendment to the          Incorporated herein by reference to
                                 Amended Articles of Incorporation        Exhibit 3(a)(2) of this Annual Report on
                                 of Symix Systems, Inc. (as filed on      Form 10-K
                                 July 16, 1996)

4(a)(3)                          Amended Articles of Incorporation of     Incorporated herein by reference to
                                 Symix Systems, Inc. (reflecting          Exhibit 3(a)(3) of this Annual Report on
                                 amendments through July 16, 1996, for    Form 10-K
                                 purposes of SEC reporting compliance
                                 only)

4(b)                             Amended Regulations of Symix Systems,    Incorporated herein by reference to
                                 Inc.                                     Exhibit 3(b) of this Annual Report


                                                                          on Form 10-K

4(c)                             Share Exchange Agreement                 Incorporated herein by reference to
                                 dated January 9, 1997                    Exhibit 99 to Registrant's Current Report
                                                                          on Form 8-K dated January 9, 1997

10(a)                            Lease Agreement dated April 3, 1991      Incorporated herein by reference to
                                 for corporate offices located at 2800    Exhibit 10(c) to Registrant's Annual
                                 Corporate Exchange Drive, Columbus,      Report on Form 10-K for the fiscal year
                                 Ohio                                     ended June 30, 1991

10(b)                            Amendment to corporate offices lease     Incorporated herein by reference to
                                                                          Exhibit 10(b) to Registrant's Annual
                                                                          Report on Form 10-K for the fiscal year
                                                                          ended June 30, 1998.

10(c)                            Second Amendment to corporate offices    Incorporated herein by reference to
                                 lease                                    Exhibit 10(c) to Registrants' Annual Report
                                                                          on Form 10-K for the fiscal year ended
                                                                          June 30, 1998.

10(d)                            Third Amendment to corporate offices     Incorporated herein by reference to
                                 lease                                    Exhibit 10(c) to Registrant's Annual
                                                                          Report on Form 10-K for the fiscal year
                                                                          ended June 30, 1994

10(e)                            Fourth Amendment to corporate offices    Incorporated herein by reference to
                                 lease                                    Exhibit 10(e) to Registrants'
                                                                          Annual Report on Form 10-K for
                                                                          the fiscal year ended June 30, 1998.

10(f)                            Fifth Amendment to corporate offices     Incorporated herein by reference to
                                 lease                                    Exhibit 10(f) to Registrants' Annual
                                                                          Report on Form 10-K for the fiscal
                                                                          year ended June 30, 1998.

10(g)                            Progress Software Application Partner    Incorporated herein by reference to
                                 Agreement dated February 8, 1995         Exhibit 10(e) to Registrant's Quarterly
                                                                          Report on Form 10-Q for fiscal quarter
                                                                          ended March 31, 1995

10(h)                            Amendment to Progress Software           Incorporated herein by reference to
                                 Application Partner Agreement dated      Exhibit 10(h) to Registrants' Annual
                                 July 1, 1997                             Report on Form 10-K for the fiscal year
                                                                          ended June 30, 1998.

10(i)                            Second Amendment to Progress Software    Incorporated herein by reference to
                                 Application Partner Agreement dated      Exhibit 10(i) to Registrants' Annual
                                 July 1, 1998                             Report on Form 10-K for the fiscal year
                                                                          ended June 30, 1998.

10(j)*                           Summary of Bonus Plan                    Filed herein.

10(k)*                           Symix Systems, Inc. Stock Option Plan    Incorporated herein by reference to
                                 for Outside Directors                    Exhibit 10(i) of Registrant's Annual
                                                                          Report on Form 10-K for fiscal year ended
                                                                          June 30, 1993

10(l)*                           Symix Systems, Inc. Non-Qualified        Incorporated herein by reference to
                                 Stock Option Plan for Key Executives     Exhibit 10(a) to Registrant's Quarterly
                                                                          Report on Form 10-Q for fiscal quarter
                                                                          ended March 31, 1996

10(m)*                           Symix Systems, Inc. Non-Qualified        Incorporated herein by reference to
                                 Stock Option Plan for Key Employees,     Exhibit 10(a) to Registrant's Annual
                                 as amended                               Report on Form 10-K for the fiscal year
                                                                          ended June 30, 1993

10(n)*                           Symix Systems, Inc. 1999 Non-Qualified   Filed herein.
                                 Stock Option Plan for Key Employees

10(o)*                           Sasser Employment Agreement              Incorporated herein by reference to
                                                                          Exhibit 10(b) to Registrant's Quarterly
                                                                          Report on Form 10-Q for fiscal quarter
                                                                          ended March 31, 1996

10(p)*                           Amendment to Sasser Employment           Filed herein
                                 Agreement

10(q)*                           Second Amendment to Sasser Employment    Filed herein
                                 Agreement

10(r)*                           Stock Option Agreement between the       Incorporated herein by reference to
                                 Company and Stephen A. Sasser dated      Exhibit 10(c) to Registrant's Quarterly
                                 January 17, 1996                         Report on Form 10-Q for fiscal quarter
                                                                          ended March 31, 1996

10(s)                            Loan Agreement among Symix Systems,      Incorporated herein by reference to
                                 Inc., Symix Computer Systems, Inc. and   Exhibit 10(a)(1) to Registrant's Form
                                 Bank One, Columbus, N.A. dated May 20,   10-Q for fiscal quarter ended September
                                 1996                                     30, 1997

10(t)                            First Amendment to Loan Agreement        Incorporated herein by reference to
                                 among Symix Systems, Inc., Symix         Exhibit 10(b) to Registrant's Form 10-Q
                                 Computer Systems, Inc. and Bank One,     for fiscal quarter ended September 30,
                                 Columbus, N.A.                           1997

10(u)                            Second Amendment to Loan Agreement       Incorporated herein by reference to
                                 among Symix Systems, Inc., Symix         Exhibit 10(b) to Registrant's Form 10-Q
                                 Computer Systems, Inc. and Bank          for fiscal quarter ended March 31, 1998.
                                 One, NA

10(v)                            Third Amendment to Loan Agreement        Incorporated herein by reference to
                                 among Symix Systems, Inc., Symix         Exhibit 10(u) to Registrant's Annual
                                 Computer Systems, Inc. and Bank          Report on Form 10-K for the fiscal year
                                 One, NA                                  ended June 30, 1998.

10(w)                            Fourth Amendment to Loan Agreement       Filed herein
                                 among Symix Systems, Inc., Symix
                                 Computer Systems, Inc. and Bank
                                 One, N.A.

10(x)                            Fifth Amendment to Loan Agreement        Filed herein
                                 among Symix Systems, Inc., Symix

                                 Computer Systems, Inc. and Bank
                                 One, N.A.

21                               Subsidiaries of the Registrant           Filed herein


23                               Consent of Independent Auditors          Filed herein

24                               Powers of Attorney                       Filed herein

27                               Financial Data Schedule                  Filed herein

------------------

*Indicates management contracts or compensatory plans or arrangements that are required to be filed as an exhibit to this Annual Report on Form 10-K for the fiscal year ended June 30, 1999.