Form 10-Q
period 1999-09-30
SYMIX SYSTEMS INC
filed 1999-11-12
CIK 872443

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission File Number 0-19024
                       -------

                               Symix Systems, Inc.
                               -------------------
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

         The number of common shares, without par value, of the registrant outstanding as of November 4, 1999 was 7,356,857.

                            SYMIX SYSTEMS, INC. AND SUBSIDIARIES

                                           INDEX

PART I.        FINANCIAL INFORMATION                                               PAGE NO.

  Item 1.  Financial Statements

    Consolidated Balance Sheets
        September 30, 1999 (unaudited) June 30, 1999                                      3

    Consolidated Statements of Operations (unaudited)
        Three Months Ended September 30, 1999 and 1998                                    5

    Consolidated Statements of Cash Flows (unaudited)
        Three Months Ended September 30, 1999 and 1998                                    6

    Notes to Consolidated Financial Statements (unaudited)                                8

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                           11

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     15

PART II.       OTHER INFORMATION

  Items 1-6                                                                               16

SIGNATURES                                                                                17

EXHIBIT INDEX                                                                             18

  Exhibit 27--Financial Data Schedule                                                      20

                         PART I -- FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

                       SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                  (In thousands)

                                                         September 30,   June 30,
                                                             1999          1999
                                                         -------------   --------
                                                          (unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                   $ 3,977      $ 5,236
Trade accounts receivable, less allowance for
   doubtful accounts of $1,490 at September
   30, 1999 and $1,500 at June 30, 1999                      44,050       46,251
Inventories                                                     817          767
Prepaid expenses                                              2,569        2,518
Other receivables                                             1,292        1,347
Deferred income taxes                                           812          811
                                                            -------      -------
          TOTAL CURRENT ASSETS                               53,517       56,930

OTHER ASSETS
Purchased and developed software, net of
   accumulated amortization of $11,624 at
   September 30, 1999 and $10,833 at June
   30, 1999                                                  16,338       16,250
Intangibles, net                                              6,909        7,190
Deposits and other assets                                     2,036        2,032
                                                            -------      -------
                                                             25,283       25,472

EQUIPMENT AND IMPROVEMENTS
   Furniture and fixtures                                     3,188        3,101
   Computer and other equipment                              16,790       15,767
   Leasehold improvements                                     1,471        1,472
                                                            -------      -------
                                                             21,449       20,340

Less allowance for depreciation and amortization             13,124       12,143
                                                            -------      -------
                                                              8,325        8,197
                                                            -------      -------

          TOTAL ASSETS                                      $87,125      $90,599
                                                            =======      =======

See notes to consolidated financial statements

                      SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      September 30,    June 30,
                                                          1999           1999
                                                      -------------    --------
                                                       (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                 $11,424       $16,052
   Customer deposits                                         110           148
   Deferred revenue                                       17,405        17,209
   Deferred tax liability                                     54            --
   Income taxes payable                                      143           470
   Current portion of long term obligations                  443         1,123
                                                         -------       -------
          TOTAL CURRENT LIABILITIES                       29,579        35,002

LONG-TERM OBLIGATIONS                                         73           392

BANK CREDIT AGREEMENT                                      6,481         5,367

DEFERRED INCOME TAXES                                      5,267         5,417

MINORITY INTEREST                                          2,173         2,020

SHAREHOLDERS' EQUITY
   Common stock, authorized 20,000 shares,
      issued 7,661 shares at September 30, 1999,
      and 7,655 at June 30, 1999; at stated capital
      amounts of $.01 per share                               77            76
   Capital in excess of stated value                      32,416        32,363
   Retained earnings                                      14,392        13,495
   Accumulated other comprehensive loss                   (2,013)       (2,213)
                                                         -------       -------
                                                          44,872        43,721
   Less:  Cost of common shares in treasury,
      304 shares at September 30, 1999
      and June 30, 1999, at cost                          (1,320)       (1,320)
                                                         -------       -------

                                                         -------       -------
          TOTAL SHAREHOLDERS' EQUITY                      43,552        42,401
                                                         -------       -------

TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY                           $87,125       $90,599
                                                         =======       =======

See notes to consolidated financial statements

                      SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                              Three Months
                                                           Ended September 30,
                                                         -----------------------

                                                          1999            1998
                                                         -------         -------
License fees                                             $13,392         $14,480
Service, maintenance and support                          18,679          12,411
                                                         -------         -------
     Net revenue                                          32,071          26,891

License fees                                               4,238           3,864
Service, maintenance and support                          10,130           6,332
                                                         -------         -------
     Cost of revenue                                      14,368          10,196

                                                         -------         -------
     Gross Margin                                         17,703          16,695
                                                         -------         -------

Selling, general and administrative                       11,590          12,607
Research and product development                           3,611           2,196
Amortization of intangibles from acquisitions                765             486
                                                         -------         -------
        Total operating expenses                          15,966          15,289
                                                         -------         -------

        Operating income                                   1,737           1,406

Interest and other income (expense), net                    (270)             11

                                                         -------         -------
Income before income taxes                                 1,467           1,417

Provision for income taxes                                   572             560

                                                         -------         -------
        Net income                                       $   895         $   857
                                                         =======         =======

        Basic EPS:
        Net income per share                             $  0.12         $  0.13
                                                         =======         =======

        Diluted EPS:
        Net income per share                             $  0.12         $  0.12
                                                         =======         =======

        Weighted average number of common
         shares outstanding                                7,354           6,622
                                                         =======         =======

        Weighted average number of common
         shares outstanding assuming dilution              7,720           7,260
                                                         =======         =======

See notes to consolidated financial statements

                          SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands)

                                                               Three Months Ended
                                                                  September 30,
                                                              1999            1998
                                                             -------         -------
                                                            Increase (decrease) in cash
OPERATING ACTIVITIES
      Net income                                             $   895         $   857
      Adjustments to reconcile net income
          to net cash provided by operating activities:
        Depreciation and amortization                          2,551           1,775
        Provision for losses on accounts receivable              (10)            (19)
        Provision for deferred income taxes                      (49)            250

      Changes in operating assets and liabilities:
        Trade accounts receivable                              2,374              (6)
        Prepaid expenses and other receivables                    42          (1,374)
        Inventory                                                (50)             13
        Deposits                                                  19             175
        Accounts payable and accrued expenses                 (4,778)         (2,890)
        Customer deposits                                        (42)            (62)
        Deferred revenue                                         199             609
        Income taxes payable/refundable                         (336)         (1,586)
                                                             -------         -------
        NET CASH PROVIDED (USED) BY
        OPERATING ACTIVITIES                                     815          (2,258)

See notes to consolidated financial statements

                          SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                     (In thousands)

                                                            Three Months Ended
                                                               September 30,
                                                             1999         1998
                                                            -------      -------
                                                         Increase (decrease) in cash
INVESTING ACTIVITIES
        Purchase of equipment and improvements               (1,166)      (1,150)
        Additions to purchased and developed software        (1,135)      (1,179)
        Purchase of subsidiaries, net of cash acquired           --         (638)
                                                            -------      -------

        NET CASH USED BY
        INVESTING ACTIVITIES                                 (2,301)      (2,967)

FINANCING ACTIVITIES
        Proceeds from issuance of common
          stock and exercise of stock options                    36          215
        Additions to long-term obligations, net of
          payments                                              267        2,117
                                                            -------      -------

         NET CASH PROVIDED
         BY FINANCING ACTIVITIES                                303        2,332

        Effect of exchange rate changes on cash                 (76)         199
                                                            -------      -------

        Net change in cash                                   (1,259)      (2,694)

    Cash at beginning of period                               5,236        6,115
                                                            -------      -------


        CASH AT END OF PERIOD                               $ 3,977      $ 3,421
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

        The notes to the consolidated financial statements contained in the Symix Systems, Inc. and Subsidiaries' (the "Company") June 30, 1999 Annual Report to Shareholders should be read in conjunction with these financial statements. Certain reclassifications have been made to conform prior quarter amounts to the current quarter presentation.

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

        In December 1998, SOP 98-9 was issued which modified SOP 97-2 with respect to certain transactions. The Company adopted SOP 98-9 in the first quarter of fiscal 2000.

Note B - Acquisitions

        On June 10, 1999 the Company acquired Distribution Architects International, Inc. ("DAI") for 619,000 common shares of the Company and $813,000 in cash. Pursuant to the acquisition agreement, DAI was merged with and into a wholly-owned subsidiary of the Company incorporated in Ohio, and each share of DAI common stock was converted into the right to receive .1313 common shares of the Company. Each DAI option outstanding immediately prior to the merger was canceled and terminated. The holder of each option was entitled to receive that number of Symix shares equal to $2.17 (the per share value of DAI stock as agreed to by DAI and Symix) less $1.242 (the stock option exercise price), multiplied by the number of shares of DAI covered by the option, and divided by $18.50. DAI is a provider of supply chain management applications for distribution organizations. The transaction was accounted for as a purchase and resulted in a one-time, non-recurring charge of $835,000 relating to the write off of acquired in-process technology of DAI.

        The following proforma information shows revenue, net income, and earnings per share assuming the Company and DAI had been combined at the beginning of the period indicated. The one time, non-recurring charge of approximately $835,000 is excluded from proforma net income.

                                  Three Months
                               Ended September 30,
                               1999          1998
                              ---------------------
                              (In thousands, except
                                 per share data)
Revenue                       $32,071       $30,880

Net Income                    $   895       $ 1,103

Earnings per Share            $  0.12       $  0.14

Note C - Business Segment and Geographic Information

        The Company has adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that companies report information about operating segments, geographic areas, and major customers.

        The Company designs, develops, markets and supports a fully integrated manufacturing, planning and financial software system. The software was developed for mid-market, discrete manufacturers. The Company operates exclusively in this market and therefore only reports on one primary segment.

        The amount of net revenue, operating income (loss), and identifiable assets attributable to each of the Company's geographic areas for the quarter ended September 30, 1999 and 1998, respectively, were as follows:

                                  NORTH AMERICA        ASIA/PACIFIC             EUROPE
                                  -------------        ------------             ------
                                  (In thousands)
QUARTER ENDED SEPTEMBER 30, 1999

Net Revenue                          $25,538      80%     $3,328       10%      $ 3,205       10%
Operating income (loss)              $ 1,939     111%     $  306       18%      $  (508)     (29%)
Identifiable assets                  $65,880      76%     $8,783       10%      $12,462       14%

QUARTER ENDED SEPTEMBER 30, 1998

Net Revenue                          $21,675      81%     $1,622        6%      $ 3,594       13%
Operating income (loss)              $ 1,914     136%     $ (724)     (51%)     $   216       15%
Identifiable assets                  $47,606      70%     $8,177       12%      $11,801       18%

Note D - Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share (in $000's except per share data):

                                                     Three Months Ended
                                                       September 30,
                                                     ------------------
                                                      1999       1998
                                                     ------     ------
NUMERATOR:
  Net income for both basic and diluted earnings
  per share                                          $  895     $  857
                                                     ======     ======

DENOMINATOR:
  Weighted-average shares outstanding                 7,354      6,497

  Contingently issuable shares                           --        125
                                                     ------     ------

  Denominator for basic earnings per share            7,354      6,622

  Effect of dilutive securities:
  Employee stock options                                366        638
                                                     ------     ------

  Denominator for diluted earnings per share          7,720      7,260
                                                     ======     ======

  Basic earnings per share                           $ 0.12     $ 0.13
                                                     ======     ======

  Diluted earnings per share                         $ 0.12     $ 0.12
                                                     ======     ======

Note E - Comprehensive Income

        The Company adopted SFAS No. 130, "Reporting Comprehensive Income" as of July 1, 1998. SFAS No. 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity include all changes in equity during the period except those resulting from investments by and distributions to stockholders. The Company has restated information for the prior period reported below to conform to this standard.

                                                              Three Months
                                                          Ended September 30,
                                                          -------------------
                                                             (In thousands)
                                                         1999             1998
                                                        ------           ------
Net income                                              $  895           $  857
Foreign currency translation adjustment                    200              412
                                                        ======           ======
Total comprehensive income                              $1,095           $1,269

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

REVENUE

        Symix's net revenue is derived primarily from (1) licensing Symix software and providing custom programming services; (2) providing installation, implementation, training, consulting and systems integration services; and (3) providing maintenance and support on a subscription basis. Revenue for all periods presented is accounted for in accordance with AICPA Statement of Position 97-2 on Software Revenue Recognition.

        Net revenue was $32.1 million for the three months ended September 30, 1999, an increase of 19% from the same quarter in the previous year. The overall increase is attributable to the growth of the service, maintenance and support revenue for the quarter of $18.7 million, an increase of 51% from the same period last year; offset by an 8% decline in license fee revenue for the quarter.

        Symix continues to be impacted by the industry-wide trend of delays in new business system purchases due to the Year 2000 market dynamics. As a result of this trend, license fee revenue declined 8% from $14.5 million at September 30, 1998 to $13.4 million at September 30, 1999.

        Service, maintenance and support revenue increased 51% from $12.4 million at September 30, 1998 to $18.7 million at September 30, 1999. The significant increase is the result of expansion of the services infrastructure to meet the increase in new software license customers which occurred during prior quarters, as well as the expanding product line. Additionally, the acquisition of Distribution Architects International, Inc. ("DAI"), which occurred late in the fourth quarter of last year, contributed to the increase in service, maintenance and support revenue for the current quarter.

COST OF REVENUE

        Total cost of revenue as a percentage of net revenue was 45% for the quarter ended September 30, 1999, compared to 38% for the quarter ended September 30, 1998. The increase is due to the mix of license fee versus service, maintenance and support revenue. Higher costs are associated with producing service, maintenance and support revenue. During the quarter ended September 30, 1999, service, maintenance and support revenue accounted for 58% of the revenue, compared to 46% for the quarter ended September 30, 1998.

        Cost of license fees includes royalties, amortization of capitalized software development costs and software delivery expenses. Cost of license fees increased to 32% of license fee revenue for the quarter ended September 30, 1999 from 27% for the same period last year. The percentage increase is attributable to the increase in the rate of amortization on capitalized software expenses relative to license fee revenue. Symix began amortizing capitalized software costs related to the new product initiative, SyteCentre, during the end of the 1999 fiscal year.

        Cost of service, maintenance and support includes the personnel and related overhead costs for implementation, training, and customer support services, together with fees paid to third parties for subcontracted services. Cost of service, maintenance and support increased to 54% of service, maintenance and support revenue from 51% for the same period last year. The increase in costs is due to the increase in use of subcontractors to supplement the work performed by Symix employees during the quarter ended September 30, 1999 compared to the same quarter last year. In general, the use of subcontractors results in lower margins than the use of employees but provides to Symix increased flexibility in meeting customer demands.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses consist of personnel and related overhead costs, including commissions for the sales, marketing, general and administrative activities of Symix, together with advertising and promotional costs. Selling, general and administrative expense decreased 8% for the quarter ended September 30, 1999 and, as a percentage of revenue, decreased from 47% at September 30, 1998 to 36% at September 30, 1999. The decrease in selling, general and administrative expenses is related to the increase in percentage of service, maintenance and support revenue versus license fees revenue in the net revenue mix as well as a reduction of expenses in the sales distribution channels in response to difficult market conditions.

RESEARCH AND DEVELOPMENT

        Research and product development expenses include personnel and related overhead costs for product development, enhancement, upgrades, quality assurance and testing. Research and product development expenditures, including amounts capitalized for the three months ended September 30, 1999, were $4.7 million compared to $3.3 million for the same period last year. Capitalization of software development costs was $1.1 million for each quarter ended September 30, 1999 and 1998. As a percentage of revenue, net of software capitalized, research and product development expense increased from 8% for the quarter ended September 30, 1998, to 11% for the quarter ended September 30, 1999. In terms of actual dollars, research and product development expense increased 64%. The increase in research and development expenditures is the result of investments in the expanding product offerings, including the integration of DAI's product line into the Symix product suite.

PROVISION FOR INCOME TAXES

        The effective tax rates for the quarters ended September 30, 1999 and 1998 were 39% and 40%, respectively. Historically the increase in the effective tax rate has been due to the amount of foreign taxable earnings in countries with higher effective rates and the non-deductibility of the amortization of intangibles, thereby increasing Symix's overall tax rate. Symix recently has implemented a tax restructuring plan to lower state income tax rates which is expected to slightly lower the overall effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

        Symix's operating activities provided cash of $815,000 during the three month period ended September 30, 1999 compared to the use of $2.3 million in cash during the same period in 1998. In both periods, cash provided by operating activities was due principally to earnings and increases in deferred revenues and non-cash charges, offset by the decrease in trade and tax payables related to year end. During the quarter ended September 30, 1999, cash also was provided by a decrease in trade accounts receivable. The accounts receivable days sales outstanding (DSO) was 104 days at September 30, 1998 compared to 110 days at September 30, 1999. Typically the DSO's for the first quarter of the fiscal year increase as a result of the carryover from the strong fourth quarter, as well as a general slowdown in the summer months causing most of the business to close in the second quarter towards the end of the third month. For both periods presented cash provided by financing activities was used to fund software development costs and to purchase computer equipment.

        As of September 30, 1999, the Company had $23.9 million in working capital, including $4.0 million in cash and cash equivalents. The Company had accessed its $15.0 million unsecured revolving line of credit for $6.5 million as of September 30, 1999. It is expected that the continued expansion of the Company's operations and product line will result in additional requirements for cash in the future, which will be met through operations and the existing line of credit.

YEAR 2000 COMPLIANCE

        Symix faces "Year 2000 compliance" issues similar to those faced by other companies in the information technology industry. Year 2000 compliance issues typically arise with respect to computer software systems and programs that use only two digits, rather than four digits, to represent a particular year. Consequently, these systems and programs may not process dates beyond the year 1999 and may result in miscalculations or system failures. Year 2000 compliance problems also may arise in embedded systems, such as environmental system controls, elevators and other products that use microprocessors or computer chips.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        A discussion and analysis of foreign exchange risks relating to the Company is set forth in Item 7A--Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 under the caption "Foreign Exchange". No material changes in the information provided under that item have occurred.

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


                                               SYMIX SYSTEMS, INC.

Date:  November 12, 1999                       /s/ Lawrence W. DeLeon
                                               ----------------------------
                                               Lawrence W. DeLeon
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit No.        Description                              Page
-----------        -----------                              ----
3(a)(1)            Amended Articles of                      Incorporated herein by reference to
                   Incorporation of Symix Systems,          Exhibit 3(a)(1) to the Annual
                   Inc. (as filed with the Ohio             Report on Form 10-K for the fiscal
                   Secretary of State on February 8,        year ended June 30, 1997
                   1991)

3(a)(2)            Certificate of Amendment to the          Incorporated herein by reference to
                   Amended Articles of                      Exhibit 3(a)(2) to the Annual
                   Incorporation of Symix Systems,          Report on Form 10-K for the fiscal
                   Inc. (as filed with the Ohio             year ended June 30, 1997
                   Secretary of State on July 16,
                   1996)

3(a)(3)            Amended Articles of                      Incorporated herein by reference to
                   Incorporation of Symix Systems,          Exhibit 3(a)(3) to the Annual
                   Inc. (reflecting amendments              Report on Form 10-K for the fiscal
                   through July 16, 1996, for               year ended June 30, 1997
                   purposes of SEC reporting
                   compliance only)

3(b)               Amended Regulations of Symix             Incorporated herein by reference to
                   Systems, Inc.                            Exhibit 3(b) to the Registration
                                                            Statement on Form S-1 of
                                                            Registrant filed on February 12,
                                                            1991 (Registration No. 33-38878)

4(a)(1)            Amended Articles of Incorporation        Incorporated herein by reference to
                   of Symix Systems, Inc. (as filed         Exhibit 3(a)(1) to the Annual
                   with the Ohio Secretary of State on      Report on Form 10-K for the fiscal
                   February 8, 1991)                        year ended June 30, 1997

4(a)(2)            Certificate of Amendment to the          Incorporated herein by reference to
                   Amended Articles of                      Exhibit 3(a)(2) to the Annual
                   Incorporation of Symix Systems,          Report on Form 10-K for the fiscal
                   Inc. (as filed with the Ohio             year ended June 30, 1997
                   Secretary of State on July 16,
                   1996)

Exhibit No.        Description                              Page
-----------        -----------                              ----
4(a)(3)            Amended Articles of                      Incorporated herein by reference to
                   Incorporation of Symix Systems,          Exhibit 3(a)(3) to the Annual
                   Inc. (reflecting amendments              Report on Form 10-K for the fiscal
                   through July 16, 1996, for               year ended June 30, 1997
                   purposes of SEC reporting
                   compliance only)

4(b)               Amended Regulations of Symix             Incorporated herein by reference to
                   Systems, Inc.                            Exhibit 3(b) to the Registration
                                                            Statement on Form S-1 of
                                                            Registrant filed February 12, 1991
                                                            (Registration No. 33-38878)

27                 Financial Data Schedule                  Filed herein