Form 10-Q
period 1999-12-31
SYMIX SYSTEMS INC
filed 2000-02-14
CIK 872443

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

         The number of common shares, without par value, of the registrant outstanding as of February 7, 2000 was 7,394,857.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION                                                 3

 Item 1.  Financial Statements                                                 3

     Consolidated Balance Sheets
         December 31, 1999 (unaudited)
         June 30, 1999                                                         3

     Consolidated Statements of Operations (unaudited)
         Three Months and Six Months
         Ended December 31, 1999 and 1998                                      5

     Consolidated Statements of Cash Flows (unaudited)
         Six Months Ended December 31, 1999 and 1998                           6

     Notes to Consolidated Financial Statements (unaudited)                    8

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 13

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk          17

PART II.  OTHER INFORMATION                                                   19

 Item 1.  Legal Proceedings                                                   19

 Item 2.  Changes in Securities and Use of Proceeds                           19

 Item 3.  Defaults Upon Senior Securities                                     19

 Item 4.  Submission of Matters to a Vote of Security Holders                 19

 Item 5.  Other Information                                                   20

 Item 6.  Exhibits and Reports on Form 8-K                                    21

SIGNATURES                                                                    22

EXHIBIT INDEX                                                                 23

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          December 31,   June 30,
                                                              1999         1999
                                                          ------------   --------
                                                          (unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                $ 4,651     $ 5,236
    Trade accounts receivable, less allowance for
       doubtful accounts of $1,554 at December 31, 1999
       and $1,500 at June 30, 1999                            46,205      46,251
    Inventories                                                  801         767
    Prepaid expenses                                           2,406       2,518
    Other receivables                                          1,591       1,346
    Deferred income taxes                                        833         811
                                                             -------     -------
          TOTAL CURRENT ASSETS                                56,487      56,929

OTHER ASSETS
    Purchased and developed software, net of accumulated
       amortization of $12,459 at December 31, 1999
       and $10,833 at June 30, 1999                           16,398      16,250
    Intangibles, net                                           6,372       7,191
    Deposits and other assets                                  2,227       2,033
                                                             -------     -------
                                                              24,997      25,474

EQUIPMENT AND IMPROVEMENTS
    Furniture and fixtures                                     3,347       3,101
    Computer and other equipment                              16,703      15,767
    Leasehold improvements                                     1,514       1,472
                                                             -------     -------
                                                              21,564      20,340

    Less allowance for depreciation and amortization          14,220      12,143
                                                             -------     -------
                                                               7,344       8,197
                                                             -------     -------

       TOTAL ASSETS                                          $88,828     $90,600
                                                             =======     =======

See notes to consolidated  financial statements

                             SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS (continued)
                                        (In thousands)

                                                                      December 31,    June 30,
                                                                          1999          1999
                                                                      ------------    --------
                                                                      (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                               $ 10,700      $ 16,052
    Customer deposits                                                        118           148
    Deferred revenue                                                      17,974        17,209
    Deferred tax liability                                                    57          --
    Income taxes payable                                                     163           470
    Current portion of long term obligations                                 431         1,124
                                                                        --------      --------
            TOTAL CURRENT LIABILITIES                                     29,443        35,003

LONG-TERM OBLIGATIONS                                                         73           392

BANK CREDIT AGREEMENT                                                      8,101         5,367

DEFERRED INCOME TAXES                                                      5,267         5,417

MINORITY INTEREST                                                          2,151         2,020

SHAREHOLDERS' EQUITY
    Common stock, authorized 20,000 shares; issued
        7,661 shares at December 31, 1999, and 7,654 at
        June 30, 1999; at stated capital amounts of  $.01 per share           76            76
    Capital in excess of stated value                                     32,488        32,363
    Retained earnings                                                     14,680        13,496
    Cumulative translation adjustment                                     (2,131)       (2,214)
                                                                        --------      --------
                                                                          45,113        43,721

    Less: Cost of common shares in treasury,
       304 shares at December 31, 1999
       and June 30, 1999, at cost                                         (1,320)       (1,320)

                                                                        --------      --------
           TOTAL SHAREHOLDERS' EQUITY                                     43,793        42,401
                                                                        --------      --------

       TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                                        $ 88,828      $ 90,600
                                                                        ========      ========

See notes to consolidated financial statements

                           SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In thousands, except per share data)

                                        (unaudited)

                                                 Three Months             Six Months
                                              Ended December 31,       Ended December 31,
                                             --------------------     --------------------
                                               1999         1998        1999         1998
                                             -------      -------     -------      -------
License fees                                 $15,538      $19,018     $28,930      $33,498
Service, maintenance and support              18,842       14,083      37,521       26,494
                                             -------      -------     -------      -------
     Net revenue                              34,380       33,101      66,451       59,992

License fees                                   4,791        4,689       9,029        8,554
Service, maintenance and support              10,863        8,030      20,993       14,362
                                             -------      -------     -------      -------
     Cost of revenue                          15,654       12,719      30,022       22,916

                                             -------      -------     -------      -------
     Gross Margin                             18,726       20,382      36,429       37,076
                                             -------      -------     -------      -------

Selling, general and administrative           13,268       13,774      24,858       26,380
Research and product development               4,026        2,249       7,637        4,446
Amortization of intangibles from
acquisitions                                     764          557       1,529        1,043
                                             -------      -------     -------      -------
        Total operating expenses              18,058       16,580      34,024       31,869
                                             -------      -------     -------      -------

        Operating income                         668        3,802       2,405        5,207

Interest and other income (expense), net        (196)          80        (466)          92

                                             -------      -------     -------      -------
Income before income taxes                       472        3,882       1,939        5,299

Provision for income taxes                       184        1,553         756        2,112

                                             -------      -------     -------      -------
        Net income                           $   288      $ 2,329     $ 1,183      $ 3,187
                                             =======      =======     =======      =======

        Basic EPS:
        Net income per share                 $  0.04      $  0.35     $  0.16      $  0.48
                                             =======      =======     =======      =======

        Diluted EPS:
        Net income per share                 $  0.04      $  0.32     $  0.15      $  0.44
                                             =======      =======     =======      =======

Weighted average number of common
shares outstanding                             7,357        6,648       7,356        6,635
                                             =======      =======     =======      =======

Weighted average number of common
shares outstanding assuming dilution           7,836        7,281       7,778        7,270
                                             =======      =======     =======      =======

See notes to consolidated financial statements

                      SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (unaudited)

                                                             Six Months Ended
                                                                December 31,
                                                            --------------------
                                                              1999         1998
                                                            -------      -------
                                                         Increase (decrease) in cash
OPERATING ACTIVITIES
      Net income                                            $ 1,183      $ 3,187
      Adjustments to reconcile net income
          to net cash provided by operating activities:
        Depreciation and amortization                         5,157        3,752
        Provision for losses on accounts receivable              54          130
        Provision for deferred income taxes                     (68)         542

      Changes in operating assets and liabilities:
        Trade accounts receivable                               (41)      (6,948)
        Prepaid expenses and other receivables                 (137)      (1,046)
        Inventory                                               (34)        (182)
        Deposits                                               (186)          71
        Accounts payable and accrued expenses                (5,382)      (2,947)
        Customer deposits                                       (18)        (140)
        Deferred revenue                                        768        3,816
        Income taxes payable/refundable                        (298)        (646)
                                                            -------      -------

        NET CASH (USED)/PROVIDED BY
        OPERATING ACTIVITIES                                    998         (411)

See notes to consolidated financial statements

                          SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                     (In thousands)

                                       (unaudited)

                                                                  Six Months Ended
                                                                    December 31,
                                                               -----------------------
                                                                 1999            1998
                                                               -------         -------
                                                             Increase (decrease) in cash
INVESTING ACTIVITIES
        Purchase of equipment and improvements                  (1,279)         (1,807)
        Additions to purchased and developed software           (2,242)         (2,415)
        Purchase of subsidiaries, net of cash acquired            --              (638)
                                                               -------         -------

        NET CASH USED BY
        INVESTING ACTIVITIES                                    (3,521)         (4,860)

FINANCING ACTIVITIES
    Proceeds from issuance of common
      stock and exercise of stock options                           39             395
    Additions to long-term obligations, net of payments          1,853           1,573
                                                               -------         -------

         NET CASH PROVIDED
         BY FINANCING ACTIVITIES                                 1,892           1,968

        Effect of exchange rate changes on cash                     46             211
                                                               -------         -------

        Net change in cash                                        (585)         (3,092)

    Cash at beginning of period                                  5,236           6,115
                                                               -------         -------


        CASH AT END OF PERIOD                                  $ 4,651         $ 3,023
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

Note B - Acquisitions

         On February 9, 2000, the Company acquired Profit Solutions, Incorporated, a Minnesota corporation and a provider of Web-centric customer relationship management applications with sales, marketing, service and business intelligence functionality, for approximately $2.0 million in cash paid at closing and $5.0 million in unsecured, subordinated promissory notes to be paid off by January 2, 2001. The acquisition will be accounted for using purchase accounting.

         On June 10, 1999, the Company acquired Distribution Architects International, Inc., a provider of supply chain management applications for distribution organizations ("DAI"), for 619,000 common shares of the Company and $813,000 in cash. Pursuant to the acquisition agreement, DAI was merged with and into a wholly-owned subsidiary of the Company, and each share of DAI common stock was converted into the right to receive .1313 of a common share of the Company. Each DAI option outstanding immediately prior to the merger was canceled and terminated. The holder of each option was entitled to receive that number of Symix shares equal to $2.17 (the per share value of DAI stock as agreed to by DAI and Symix) less $1.242 (the stock option exercise price), multiplied by the number of shares of DAI covered by the option, and divided by $18.50. The transaction was accounted for as a purchase and resulted in a one-time, non-recurring charge of $835,000 relating to the write off of acquired in-process technology of DAI.

         The following proforma information shows revenue and net income assuming the Company and DAI had been combined at the beginning of the period indicated. The one time, non-recurring charge of approximately $835,000 is excluded from proforma net income.

                                Three Months                   Six Months
                             Ended December 31,            Ended December 31,
                            1999           1998           1999           1998
                          ----------------------------------------------------
                                          (In thousands, except
                                             per share data)
Revenue                   $34,380        $36,054        $66,451        $66,934

Net Income                $   288        $ 2,194        $ 1,183        $ 3,298

Earnings per Share        $  0.04        $  0.28        $  0.15        $  0.42

Note C - Business Segment and Geographic Information

         The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that companies report information about operating segments, geographic areas and major customers.

         The Company designs, develops, markets and supports a fully integrated manufacturing, planning and financial software system. The software was developed for mid-market, discrete manufacturers. The Company operates exclusively in this market and therefore only reports on one primary segment.

         The amount of net revenue, operating income (loss) and identifiable assets attributable to each of the Company's geographic areas for the quarter and six months ended December 31, 1999 and 1998, respectively, were as follows:

                                    NORTH AMERICA              ASIA/PACIFIC                     EUROPE
                                    -------------              ------------                     ------

                                                                     (In thousands)
QUARTER ENDED DECEMBER 31, 1999

Net Revenue                            $27,425         80%         $2,978           9%         $ 3,977           11%
Operating income (loss)                $ 1,752        262%         $ (227)        (34)%        $  (857)        (128)%
Identifiable assets                    $68,516         77%         $8,831          10%         $11,481           13%

QUARTER ENDED DECEMBER 31, 1998

Net Revenue                            $24,809         75%         $3,241          10%         $ 5,051           15%
Operating income                       $ 2,850         75%         $  570          15%         $   382           10%
Identifiable assets                    $52,023         70%         $8,443          11%         $13,457           19%

                                    NORTH AMERICA              ASIA/PACIFIC                     EUROPE
                                    -------------              ------------                     ------

                                                                     (In thousands)
SIX MONTHS ENDED DECEMBER 31, 1999

Net Revenue                            $52,772         79%         $6,385          10%         $ 7,294          11%
Operating income (loss)                $ 3,847        160%         $   69           3%         $(1,511)        (63%)
Identifiable assets                    $68,516         77%         $8,831          10%         $11,481          13%

SIX MONTHS ENDED DECEMBER 31, 1998

Net Revenue                            $45,367         75%         $5,793          10%         $ 8,832          15%
Operating income                       $ 4,013         77%         $  696          13%         $   498          10%
Identifiable assets                    $52,023         70%         $8,443          11%         $13,457          19%

Note D - Earnings per Share

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                      Three Months                 Six Months
                                                   Ended December 31,          Ended December 31,
                                                  --------------------        --------------------
                                                   1999          1998          1999          1998
                                                  ------        ------        ------        ------
NUMERATOR:
     Net income for both basic and diluted
     earnings per share                           $  288        $2,329        $1,183        $3,187
                                                  ======        ======        ======        ======

DENOMINATOR:
     Weighted-average shares outstanding           7,357         6,551         7,356         6,524

     Contingently issuable shares                   --              97          --             111
                                                  ------        ------        ------        ------

     Denominator for basic earnings
     per share                                     7,357         6,648         7,356         6,635

     Effect of dilutive securities:
     Employee stock options                          479           633           422           635
                                                  ------        ------        ------        ------

     Denominator for diluted earnings
     per share                                     7,836         7,281         7,778         7,270
                                                  ======        ======        ======        ======

     Basic earnings per share                     $ 0.04        $ 0.35        $ 0.16        $ 0.48
                                                  ======        ======        ======        ======

     Diluted earnings per share                   $ 0.04        $ 0.32        $ 0.15        $ 0.44
                                                  ======        ======        ======        ======

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

                                                   Three Months                   Six Months
                                                Ended December 31,            Ended December 31,

                                                  (In thousands)                (In thousands)

                                                1999          1998            1999          1998
                                               ---------------------         --------------------
Net income                                     $ 288         $2,329         $1,183        $3,187
Foreign currency translation adjustment         (118)          (188)            82           223
                                               -----         ------         ------        ------
Total comprehensive income                     $ 170         $2,141         $1,265        $3,410
                                               =====         ======         ======        ======

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

         Net revenue was $34.4 million for the three months ended December 31, 1999, an increase of 4% from the same quarter of the previous year. The overall increase is attributable to the growth of service, maintenance and support revenue for the quarter to $18.8 million, an increase of 34% from the same period last year; offset by an 18% decline in license fee revenue for the quarter. For the six months ended December 31, 1999, net revenue was $66.5 million, an increase of 11% from the same period of the previous year. The increase is attributable to the growth of service, maintenance and support revenue for the six months ended to $37.5 million, an increase of 42% from the same period last year; offset by a 14% decline in license fee revenue for the six months ended December 31, 1999.

         Symix continued to be impacted by the industry-wide trend of delays in new business system purchases due to the Year 2000 market dynamics. As a result of this trend, license fee revenue for the quarter declined 18%, from $19.0 million at December 31, 1998 to $15.5 million at December 31, 1999. The trend is similar for the six month comparison. License fee revenue for the six month period declined 14%, from $33.5 million at December 31, 1998 to $28.9 million at December 31, 1999.

         Service, maintenance and support revenue increased to $18.8 million, a 34% increase for the quarter-to-quarter comparison and to $37.5 million, a 42% increase, for the six month comparison. The significant increases in service, maintenance and support revenue for both the three and six month periods are the result of expansion of the services infrastructure to meet the increase in new software license customers which occurred during prior quarters, as well as the expanding product line. Additionally, the acquisition of Distribution Architects International, Inc. ("DAI"), which occurred late in the fourth quarter of last year, contributed to the increase in service, maintenance and support revenue for the current quarter.

COST OF REVENUE

         Total cost of revenue as a percentage of net revenue was 46% for the quarter ended December 31, 1999, compared to 38% for the quarter ended December 31, 1998. The six month comparison was similar to the three month, with cost of revenue as a percentage of net revenue of 45% at December 31, 1999 compared to 38% at December 31, 1998. The increase is due to the higher mix of service, maintenance and support revenue as a percentage of total revenue. Higher costs are associated with producing service, maintenance and support revenue. During the quarter ended

December 31, 1999, service, maintenance and support revenue accounted for 55% of net revenue, compared to 43% for the quarter ended December 31, 1998. The composition of the service, maintenance and support revenue for the six month period is similar as well (56% versus 44%).

         Cost of license fees includes royalties, amortization of capitalized software development costs and software delivery expenses. Cost of license fees increased to 31% of license fee revenue for the quarter ended December 31, 1999 from 25% for the same period last year. The percentage increase is attributable to the increase in the rate of amortization on capitalized software expenses relative to license fee revenue. Symix began amortizing capitalized software costs related to the new product initiative, SyteCentre, during the end of the 1999 fiscal year. The six month comparisons are consistent with the three month comparisons for the quarters ended December 31, 1999 and 1998, respectively.

         Cost of service, maintenance and support includes the personnel and related overhead costs for implementation, training, and customer support services, together with fees paid to third parties for subcontracted services. Cost of service, maintenance and support increased slightly to 58% of service, maintenance and support revenue from 57% for the same period last year. The increase in costs is due to the increase in use of subcontractors to supplement the work performed by Symix employees during the quarter ended December 31, 1999 compared to the same quarter last year. In general, the use of subcontractors results in lower margins than the use of employees but provides to Symix increased flexibility in meeting customer demands. The six month comparisons are consistent with the three month comparisons for the quarters ended December 31, 1999 and 1998, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses consist of personnel and related overhead costs, including commissions for the sales, marketing, general and administrative activities of Symix, together with advertising and promotional costs. Selling, general and administrative expenses decreased 4% for the quarter ended December 31, 1999 compared to the same period last year and, as a percentage of net revenue, decreased from 42% at December 31, 1998 to 39% at December 31, 1999. The decrease in selling, general and administrative expenses is related to the increase in percentage of service, maintenance and support revenue versus license fees revenue in the net revenue mix as well as a reduction of expenses in the sales distribution channels in response to difficult market conditions. The six month comparisons are consistent with the three month comparisons for the quarters ended December 31, 1999 and 1998, respectively.

RESEARCH AND DEVELOPMENT

         Research and product development expenses include personnel and related overhead costs for product development, enhancement, upgrades, quality assurance and testing. Research and product development expenditures, including amounts capitalized, were $5.0 million for the three months ended December 31, 1999, compared to $3.4 million for the same period last year. For the six months ended December 31, 1999, research and product development expenditures, including amounts capitalized, were $9.8 million compared to $6.8 million for the same period last year. Capitalization of software development costs was $1.0 million for the quarter ended December 31, 1999, compared to $1.2 million for the comparable period last year. For the six month period ended December 31, 1999, $2.1 million was capitalized compared to $2.3 million for the same period last year. As a percentage of net revenue, net of software capitalized, research and product development expense increased to 12% for the quarter ended December 31, 1999 from 7% for the quarter ended December 31, 1998. In terms of actual dollars, research and product development expense increased 79% for the quarter ended December 31, 1999 compared to the same period last year. For the six month comparison, as a percentage of net revenue, net of software capitalized, research and development expense increased to 11% for the period ended December 31, 1999 from 7% for the period ended December 31, 1998. In terms of actual dollars, research and product development expense increased 72% from the same six month period in the prior year. The increase in research and product development expenditures is the result of investments in the Company's expanding product offerings, including new ecommerce products and the integration of DAI's product line into the Symix product suite.

PROVISION FOR INCOME TAXES

         The effective tax rate for the quarter as well as the six months ended December 31, 1999 was 39%, compared to 40%, for the quarter as well as the six months ended December 31, 1998. Historically, the increase in the effective tax rate has been due to the amount of foreign taxable earnings in countries with higher effective rates and the non-deductibility of the amortization of intangibles, resulting in an increase of Symix's overall tax rate. Symix recently has implemented a tax restructuring plan to lower state income tax rates which has slightly lowered the overall effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         Symix's operating activities provided net cash of $998,000 during the six month period ended December 31, 1999, compared to net cash used of $412,000 during the same period in 1998. In both periods, cash provided by operating activities was due principally to earnings and increases in deferred revenues and non-cash charges, offset by the decrease in trade and tax payables related to year end. The accounts receivable days sales outstanding was 106 days at December 31, 1998 compared to 116 days at December 31, 1999. An increase in installment payments on software license fees from new customers (particularly on large deals) contributed to the increase in days sales outstanding. For both periods presented, cash provided by financing activities was used to fund software development costs and to purchase computer equipment.

         As of December 31, 1999, the Company had $27.0 million in working capital, including $4.7 million in cash and cash equivalents. The Company had accessed its $15.0 million unsecured revolving line of credit for $8.1 million as of December 31, 1999. It is expected that the continued expansion of the Company's operations and product line will result in additional requirements for cash in the future, which will be met through operations and the existing line of credit.

YEAR 2000 COMPLIANCE

         Prior to and during the quarter ended December 31, 1999, the Company devoted efforts to ensure that its products are Year 2000 ready and its operations will not be adversely affected by Year 2000 system failures. Year 2000 compliance issues typically arise with respect to computer software systems and programs that use only two digits, rather than four digits, to represent a particular year. Consequently, these systems and programs may not process dates beyond the year 1999 and may result in miscalculations or system failures. Year 2000 compliance problems also may arise in embedded systems, such as environmental system controls, elevators and other products that use microprocessors or computer chips.

         The Company has not encountered any Year 2000 compliance problems relating to its current product and service offerings, including those products developed and supported by third party software vendors, or with its internal computer information system and non-computer systems. The Company's current product and service offerings have been designed to be Year 2000 compliant. However, Year 2000 compliance issues have many elements and consequences, some of which are not readily detectable or foreseeable. The Company will continue to monitor its operations for Year 2000 problems. Any failure of the Company's software product and service offerings, including those developed and supported by third party vendors, or the Company's internal computer information system or non-computer systems, to properly process dates beyond the Year 2000 could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company has not incurred any material costs related to Year 2000 compliance issues, and all costs related to Year 2000 compliance issues are being expensed as incurred by the Company.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS," INCLUDING INFORMATION REGARDING FUTURE ECONOMIC PERFORMANCE AND PLANS AND OBJECTIVES OF MANAGEMENT, WHICH ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING STATEMENTS. IN SOME CASES, INFORMATION REGARDING CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM A FORWARD-LOOKING STATEMENT APPEAR TOGETHER WITH SUCH STATEMENT. OTHER UNCERTAINTIES AND RISKS INCLUDE, BUT ARE NOT LIMITED TO, DEMAND FOR AND MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS; THE

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The following discussion and analysis of foreign exchange risks relating to the Company is provided as of the fiscal year ended June 30, 1999. No material changes in the information provided have occurred since that time.

         The Company's revenue originating outside the United States was 22% and 21% of total revenues in fiscal 1999 and fiscal 1998, respectively. In fiscal 1999, international revenues from each geographic region were: Europe 13% of total revenues and Asia Pacific 9% of total revenues. In fiscal 1998, the respective percentages were 12% and 9%. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

         The Company's international business is subject to risks typical of an international business, including, but not limited to:

o        differing economic conditions;

o        changes in political climate;

o        differing tax structures;

o        other regulations and restrictions; and

o        foreign exchange rate volatility.

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

         To date, the Company has not realized material fluctuations due to foreign exchange rates. However, due to the growth of the international business, management is reviewing a foreign exchange hedge program in order to minimize this particular exposure.

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

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Annual Meeting of Shareholders of Registrant was held on November 17, 1999 (the "Meeting").

         (b)      No response required.

         (c) The only matters voted on at the Meeting were (i) the uncontested election of Lawrence J. Fox, Stephen A. Sasser, Duke W. Thomas, Larry L. Liebert, John T. Tait and James A. Rutherford as directors of the Company; and (ii) the adoption of the Symix Systems, Inc. 1999 Non-Qualified Stock Option Plan for Key Employees. There were 5,780,319 common shares of the Company represented in person or by proxy at the Meeting.

                  The manner in which the votes were cast with respect to the election of directors was as follows:

         NOMINEE                    SHARES VOTED "FOR"       SHARES WITHHELD
         -------                    ------------------       ---------------

     Lawrence J. Fox                    5,760,643                 19,676
     Stephen A. Sasser                  5,760,643                 19,676
     Duke W. Thomas                     5,763,143                 17,176
     Larry L. Leibert                   5,762,014                 18,305
     John T. Tait                       5,757,243                 23,076
     James A. Rutherford                5,763,914                 16,405

                  The manner in which the votes were cast with respect to the adoption of the Symix Systems, Inc. 1999 Non-Qualified Stock Option Plan for Key Employees was as follows:

SHARES VOTED "FOR"    SHARES VOTED "AGAINST"     ABSTENTIONS     BROKER NONVOTES

    3,193,896                353,085                17,252          2,216,086


         (d)      Not applicable

ITEM 5.    OTHER INFORMATION.

         On February 9, 2000, the Company acquired Profit Solutions, Incorporated, a Minnesota corporation and a provider of Web-centric customer relationship management applications with sales, marketing, service and business intelligence functionality ("PSI"), for approximately $2.0 million in cash paid at closing and $5.0 million in unsecured, subordinated promissory notes to be paid off by January 2, 2001. Pursuant to the acquisition agreement, a subsidiary of the Company was merged into PSI, each share of PSI was canceled and each share of the Company's subsidiary was converted into a share of the surviving corporation. All of the outstanding shares of the surviving corporation are held by the Company. Each PSI option and warrant outstanding immediately prior to the merger was cancelled and terminated. As a result of the merger, each holder of a PSI option or warrant immediately prior to the merger received cash equal to the net value of each option or warrant held. In addition, the name of the surviving corporation was changed to "Front Step, Inc." As a result of the acquisition, all of the business of PSI was acquired by the Company. The acquisition will be accounted for using purchase accounting.

         The acquisition was announced publicly in press releases issued by the Company on January 20, 2000 and February 10, 2000, copies of which are included as exhibits to this report.

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


                                                SYMIX SYSTEMS, INC.

Date: February 14, 2000                         /s/ Lawrence W. DeLeon
                                                ----------------------------
                                                Lawrence W. DeLeon
                                                (Duly Authorized Officer and
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

4(a)(1)                 Amended Articles of Incorporation of           Incorporated herein by reference to
                        Symix Systems, Inc. (as filed with the         Exhibit 3(a)(1) to the Annual Report on
                        Ohio Secretary of State on February 8,         Form 10-K for the fiscal year ended June
                        1991)                                          30, 1997

4(a)(2)                 Certificate of Amendment to the Amended        Incorporated herein by reference to
                        Articles of Incorporation of Symix             Exhibit 3(a)(2) to the Annual Report on
                        Systems, Inc. (as filed with the Ohio          Form 10-K for the fiscal year ended June
                        Secretary of State on July 16, 1996)           30, 1997

Exhibit No.             Description                                    Page
-----------             -----------                                    ----
4(a)(3)                 Amended Articles of Incorporation of           Incorporated herein by reference to
                        Symix Systems, Inc. (reflecting                Exhibit 3(a)(3) to the Annual Report on
                        amendments through July 16, 1996, for          Form 10-K for the fiscal year ended June
                        purposes of SEC reporting compliance           30, 1997
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

10(a)                   Sixth Amendment to Loan Agreement Among        Filed herein
                        Symix Systems, Inc. and Symix Computer
                        Systems, Inc. and Bank One, NA

10(b)                   Symix Systems, Inc. 1999 Non-Qualified         Incorporated herein by reference to
                        Stock Option Plan for Key Employees            Exhibit 10(n) to the Annual Report on
                                                                       Form 10-K for the fiscal year ended June
                                                                       30, 1999

27                      Financial Data Schedule                        Filed herein

99(a)                   Press Release:  Symix and Front Step           Filed herein
                        Announce Agreement to Acquire "eCRM"
                        Applications Vendor Profit Solutions,
                        Inc.

99(b)                   Press Release: Symix and Front Step Complete   Filed herein
                        Acquisition of eCRM Vendor Profit Solutions,
                        Inc.