Form 10-Q
period 2000-03-31
SYMIX SYSTEMS INC
filed 2000-05-15
CIK 872443

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________
Commission File Number 0-19024
                       -------

                               Symix Systems, Inc.
                     ---------------------------------------
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

YES    X                   NO
      ---                     ---

         The number of common shares, without par value, of the registrant outstanding as of May 8, 2000 was 7,503,657.

                                      INDEX

                                                                       PAGE NO.

PART I.  FINANCIAL INFORMATION                                             3

 Item 1.  Financial Statements                                             3

     Consolidated Balance Sheets
         March 31, 2000 (unaudited)
         June 30, 1999                                                     3

     Consolidated Statements of Operations (unaudited)
         Three Months and Nine Months
         Ended March 31, 2000 and 1999                                     5

     Consolidated Statements of Cash Flows (unaudited)
         Nine Months Ended March 31, 2000 and 1999                         6

     Notes to Consolidated Financial Statements (unaudited)                8

  Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk     17

PART II.  OTHER INFORMATION                                               18

  Item 1.  Legal Proceedings                                              18

  Item 2.  Changes in Securities and Use of Proceeds                      18

  Item 3.  Defaults Upon Senior Securities                                18

  Item 4.  Submission of Matters to a Vote of Security Holders            18

  Item 5.  Other Information                                              18

  Item 6.  Exhibits and Reports on Form 8-K                               19

SIGNATURES                                                                20

EXHIBIT INDEX                                                             21

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                         March 31,             June 30,
                                                                            2000                 1999
                                                                      -----------------     ----------------
                                                                        (unaudited)

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                   $4,187               $5,236
    Trade accounts receivable, less allowance for
      doubtful accounts of $1,595 at March 31, 2000
      and $1,500 at June 30, 1999                                               45,205               46,251
    Inventories                                                                    857                  767
    Prepaid expenses                                                             2,686                2,518
    Other receivables                                                            1,480                1,346
    Income tax benefit                                                           2,150                    -
    Deferred income taxes                                                          833                  811
                                                                      -----------------     ----------------
         TOTAL CURRENT ASSETS                                                   57,398               56,929

OTHER ASSETS
    Purchased and developed software, net of accumulated
      amortization of $13,300 at March 31, 2000
      and $10,833 at June 30, 1999                                              18,780               16,250
    Deferred income taxes                                                            1                    -
    Intangibles, net                                                            11,890                7,191
    Deposits and other assets                                                    2,310                2,033
                                                                      -----------------     ----------------
                                                                                32,981               25,474

EQUIPMENT AND IMPROVEMENTS
    Furniture and fixtures                                                       3,693                3,101
    Computer and other equipment                                                17,444               15,767
    Leasehold improvements                                                       1,533                1,472
                                                                      -----------------     ----------------
                                                                                22,670               20,340

    Less allowance for depreciation and amortization                            14,812               12,143
                                                                      -----------------     ----------------
                                                                                 7,858                8,197
                                                                      -----------------     ----------------

      TOTAL ASSETS                                                             $98,237              $90,600
                                                                      =================     ================
See notes to consolidated  financial statements

                      SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                 (In thousands)

                                                                         March 31,             June 30,
                                                                            2000                 1999
                                                                      -----------------     ----------------
                                                                        (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                      $11,079              $16,052
    Customer deposits                                                               34                  148
    Deferred revenue                                                            17,050               17,209
    Deferred tax liability                                                          57                    -
    Income taxes payable                                                             -                  470
    Current portion of long term obligations                                     5,352                1,124
                                                                      -----------------     ----------------
           TOTAL CURRENT LIABILITIES                                            33,572               35,003

LONG-TERM OBLIGATIONS                                                              151                  392

BANK CREDIT AGREEMENT                                                           12,256                5,367

DEFERRED INCOME TAXES                                                            6,317                5,417

MINORITY INTEREST                                                                2,125                2,020

SHAREHOLDERS' EQUITY
    Common stock, authorized 20,000 shares; issued 7,806 shares at March 31, 2000, and 7,654 at June 30, 1999; at stated
       capital amounts of $.01 per share                                            78                   76
    Capital in excess of stated value                                           34,845               32,363
    Retained earnings                                                           12,826               13,496
    Cumulative translation adjustment                                          (2,613)              (2,214)
                                                                      -----------------     ----------------
                                                                                45,136               43,721

    Less: Cost  of common shares in treasury,
      304 shares at March 31, 2000
      and June 30, 1999, at cost                                               (1,320)              (1,320)

                                                                      -----------------     ----------------
          TOTAL SHAREHOLDERS' EQUITY                                            43,816               42,401
                                                                      -----------------     ----------------

      TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                                                $98,237              $90,600
                                                                      =================     ================

See notes to consolidated financial statements

                      SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                   (unaudited)

                                                             Three Months                          Nine Months
                                                           Ended March 31,                       Ended March 31,
                                                   ---------------------------------      ------------------------------

                                                        2000             1999                2000              1999
                                                   ---------------  ----------------      ------------     -------------

License fees                                              $14,043           $14,137           $42,973           $47,635
Service, maintenance and support                           17,425            17,188            54,946            43,682
                                                   ---------------  ----------------      ------------     -------------
     Net revenue                                           31,468            31,325            97,919            91,317

License fees                                                4,644             4,274            13,673            12,828
Service, maintenance and support                            9,484             8,975            30,477            23,337
                                                   ---------------  ----------------      ------------     -------------
     Cost of revenue                                       14,128            13,249            44,150            36,165

                                                   ---------------  ----------------      ------------     -------------
     Gross Margin                                          17,340            18,076            53,769            55,152
                                                   ---------------  ----------------      ------------     -------------

Selling, general and administrative                        14,203            13,647            39,061            40,027
Research and product development                            3,944             2,617            11,581             7,063
Amortization of intangibles from acquisitions                 934               533             2,462             1,576
Acquisition research and development write-off                638                 -               638                -
                                                   ---------------  ----------------      ------------     -------------
        Total operating expenses                           19,719            16,797            53,742            48,666
                                                   ---------------  ----------------      ------------     -------------

        Operating income (loss)                           (2,379)             1,279                27             6,486

Interest and other income (expense), net                    (252)                26             (719)               117

                                                   ---------------  ----------------      ------------     -------------
Income (loss) before income taxes                         (2,631)             1,305             (692)             6,603

Provision (benefit) for income taxes                        (777)               522              (21)             2,634

                                                   ---------------  ----------------      ------------     -------------
        Net income (loss)                                ($1,854)              $783            ($671)            $3,969
                                                   ===============  ================      ============     =============

Basic EPS:
        Net income (loss)  per share                      ($0.25)             $0.12           ($0.09)             $0.60
                                                   ===============  ================      ============     =============

Diluted EPS:
        Net income (loss)  per share                      ($0.25)             $0.11           ($0.09)             $0.54
                                                   ===============  ================      ============     =============

Weighted average number of common
shares outstanding                                          7,428             6,700             7,380             6,657
                                                   ===============  ================      ============     =============

Weighted average number of common
shares outstanding assuming dilution                        7,428             7,309             7,380             7,283
                                                   ===============  ================      ============     =============

See notes to consolidated financial statements

                      SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (unaudited)


                                                                 Nine Months Ended
                                                                     March 31,
                                                          ---------------------------------
                                                              2000               1999
                                                          --------------     --------------
                                                            Increase (decrease) in cash
OPERATING ACTIVITIES
      Net income (loss)                                          ($671)             $3,969
      Adjustments to reconcile net income (loss)
          to net cash provided by operating activities:
        Acquisition research and development write-off              638                 --
        Depreciation and amortization                             8,550              5,722
        Provision for losses on accounts receivable                  95                164
        Provision for deferred income taxes                     (1,120)                193

      Changes in operating assets and liabilities:
        Trade accounts receivable                                   683            (6,880)
        Prepaid expenses and other receivables                    (130)            (1,282)
        Inventory                                                  (91)              (228)
        Deposits                                                  (299)              (220)
        Accounts payable and accrued expenses                   (5,766)            (2,192)
        Customer deposits                                         (101)              (171)
        Deferred revenue                                          (236)              2,652
        Income taxes payable/refundable                           (725)              (196)
                                                          --------------     --------------

        NET CASH PROVIDED BY
        OPERATING ACTIVITIES                                        827              1,531


See notes to consolidated financial statements

                      SYMIX SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (In thousands)

                                   (unaudited)


                                                                 Nine Months Ended
                                                                     March 31,
                                                          ---------------------------------
                                                              2000               1999
                                                          --------------     --------------
                                                            Increase (decrease) in cash

INVESTING ACTIVITIES
       Purchase of equipment and improvements                   (2,463)            (2,516)
       Additions to purchased and developed software            (4,639)            (3,490)
       Purchase of subsidiaries, net of cash acquired           (2,116)              (638)
                                                          --------------     --------------

       NET CASH USED BY
       INVESTING ACTIVITIES                                     (9,218)            (6,644)

FINANCING ACTIVITIES
       Proceeds from issuance of common
         stock and exercise of stock options                      1,357              1,118
       Additions to long-term obligations, net of                 5,982                926
         payments
                                                          --------------     --------------

        NET CASH PROVIDED
        BY FINANCING ACTIVITIES                                   7,339              2,044

       Effect of exchange rate changes on cash                        3                215
                                                          --------------     --------------

       Net change in cash                                       (1,049)            (2,854)

       Cash at beginning of period                                5,236              6,115
                                                          --------------     --------------


       CASH AT END OF PERIOD                                     $4,187             $3,261
                                                          ==============     ==============


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

Note B - Acquisitions

         On February 9, 2000, the Company acquired Profit Solutions, Inc. ("PSI"), a Minnesota corporation and provider of Web-centric customer relationship management applications with sales, marketing, service and business intelligence functionality, for approximately $2.1 million in cash paid at closing and $5.0 million in unsecured, subordinated promissory notes to be paid off by January 2, 2001. The transaction was accounted for as a purchase and resulted in a one-time, non-recurring charge of $638,000 relating to the write-off of acquired in-process technology of PSI.

         On June 10 1999, the Company acquired Distribution Architects International, Inc. ("DAI") for 619,000 common shares of the Company and $813,000 in cash. Pursuant to the acquisition agreement, DAI was merged with and into a wholly-owned subsidiary of the Company incorporated in Ohio, and each share of DAI common stock was converted into the right to receive .1313 common shares of the Company. Each DAI option outstanding immediately prior to the merger was canceled and terminated. The holder of each option was entitled to receive that number of Symix shares equal to $2.17 (the per share value of DAI stock as agreed to by DAI and Symix) less $1.242 (the stock option exercise price), multiplied by the number of shares of DAI covered by the option, and divided by $18.50. DAI is a provider of supply chain management applications for distribution organizations. The transaction was accounted for as a purchase and resulted in a one-time, non-recurring charge of $835,000 relating to the write-off of acquired in-process technology of DAI.

         The following proforma information shows revenue and net income assuming the Company, DAI, and PSI had been combined at the beginning of the period indicated. The one time, non-recurring charge of approximately $835,000 related to the DAI acquisition, and the one time, non-recurring charge of $638,000 related to the PSI acquisition, are excluded from proforma net income.

                                              Three Months                          Nine Months
                                             Ended March 31,                      Ended March 31,
                                          2000               1999              2000             1999
                                   -------------------  ---------------    --------------   --------------
                                                   (In thousands, except per share data)

Revenue                                       $31,500          $33,722           $98,344         $100,453

Net income (loss)                            ($1,562)             $561          ($1,354)           $4,000

Earnings (loss) per share                     ($0.21)            $0.07           ($0.18)            $0.51

Note C - Business Segment and Geographic Information

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that companies report information about operating segments, geographic areas, and major customers.

         The Company designs, develops, markets and supports integrated manufacturing, supply chain management, financial and e-commerce software solutions that address the enterprise requirements of mid-size manufacturing and distribution companies and business units of larger companies. The Company manages its operations targeting manufacturing and distribution as a single business unit and, therefore, only reports one primary segment.

         The amount of net revenue, operating income (loss), and identifiable assets attributable to each of the Company's geographic areas for the quarter and nine months ended March 31, 2000 and 1999, respectively, was as follows:

                                              North                  Asia
                                             America                Pacific                  Europe
                                           -------------          ------------            -------------

                                                                 (In thousands)
QUARTER ENDED MARCH 31, 2000
Net Revenue                                     $24,778       79%      $2,993         10%       $3,697           11%
Operating income (loss)                        ($1,412)       59%      ($453)         19%       ($514)           22%
Identifiable assets                             $78,818       80%      $9,096          9%      $10,323           11%

QUARTER ENDED MARCH 31, 1999
Net Revenue                                     $25,310       81%      $2,542          8%       $3,473           11%
Operating income (loss)                          $2,829      221%       ($99)         (8%)     ($1,451)        (113%)
Identifiable assets                             $53,863       73%      $7,689         10%      $11,794           17%


                                              North                  Asia
                                             America                Pacific                  Europe
                                           -------------          ------------            -------------

                                                                 (In thousands)
NINE MONTHS ENDED MARCH 31, 2000
Net Revenue                                     $77,551       79%      $9,377         10%      $10,991           11%
Operating income (loss)                          $2,435     9019%      ($383)      (1419%)     ($2,025)       (7500%)
Identifiable assets                             $78,818       80%      $9,096          9%      $10,323           11%

NINE MONTHS ENDED MARCH 31, 1999
Net Revenue                                     $70,677       76%      $8,335          9%      $12,305           13%
Operating income (loss)                          $6,843      106%        $597          9%       ($954)         (15%)
Identifiable assets                             $53,863       73%      $7,689         10%      $11,794           17%

Note D - Earnings per Share

         The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                  Three Months                         Nine Months
                                                                 Ended March 31,                     Ended March 31,
                                                           ----------------------------        ----------------------------
                                                               2000           1999                2000            1999
                                                           -------------   ------------        ------------    ------------

NUMERATOR:
    Net income (loss) for both basic and diluted
    earnings (loss) per share                                  ($1,854)           $783              ($671)          $3,969
                                                           =============   ============        ============    ============

DENOMINATOR:
    Weighted-average shares outstanding                           7,428          6,696               7,380           6,581

    Contingently issuable shares                                      -              4                   -              76
                                                           -------------   ------------        ------------    ------------

    Denominator for basic earnings (loss)
    per share                                                     7,428          6,700               7,380           6,657

    Effect of dilutive securities:
    Employee stock options                                            -            609                   -             626
                                                           -------------   ------------        ------------    ------------

    Denominator for diluted earnings (loss)
    per share                                                     7,428          7,309               7,380           7,283
                                                           =============   ============        ============    ============

    Basic earnings (loss) per share                             ($0.25)          $0.12             ($0.09)           $0.60
                                                           =============   ============        ============    ============

    Diluted earnings (loss) per share                           ($0.25)          $0.11             ($0.09)           $0.54
                                                           =============   ============        ============    ============

Note E - Comprehensive Income

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), as of July 1, 1998. SFAS No. 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity include all changes in equity during the period except those resulting from investments by and distributions to stockholders.

                                                                   Three Months                      Nine Months
                                                                 Ended March 31,                   Ended March 31,

                                                         ---------------------------------  ------------------------------

                                                               2000              1999           2000            1999
                                                         ------------------  -------------  --------------  --------------

                                                                                  (In thousands)

Net income (loss)                                                 ($1,854)           $783          ($671)          $3,969
Foreign currency translation adjustments                             (483)          (193)           (401)              30
                                                         ------------------   ------------  --------------  --------------
Total comprehensive income (loss)                                 ($2,337)           $590        ($1,072)          $3,999
                                                         ==================   ============  ==============  ==============

Note F - Loan Covenants

         The Company has an unsecured revolving line of credit with Bank One, NA (the "Bank") in the amount of $15 million, of which $12.3 million had been borrowed by the Company at the end of the last fiscal quarter. At March 31, 2000, the Company was in default of certain financial covenants in the existing loan agreement with the Bank relating to the credit facility. The default did not relate to any payment due under the credit facility. On May 10, 2000, the Bank delivered to the Company a written waiver of the default, which is subject to revocation by the Bank if the parties do not execute a revised loan agreement with respect to the line of credit by May 18, 2000. The Company and the Bank have negotiated the provisions of a revised loan agreement. The Company expects to have the revised agreement executed by May 18, 2000. It is expected that the Bank will be granted a first lien on the Company's accounts receivable with advances under the revised loan agreement limited to 75% of eligible accounts receivable (as defined).

Note G - Subsequent Events

         On May 10, 2000, the Company sold 566,933 Series A Convertible Participating Preferred Shares, each without par value (the "Series A Preferred Shares"), to a group of unaffliliated accredited investors for $24.00 per share, or an aggregate of approximately $13.6 million in cash. The Series A Preferred Shares were not registered under the Securities Act of 1933, as amended (the "Act") in reliance upon an exemption from registration under Section 4(2) of the Act and Rule 506 promulgated by the Securities and Exchange Commission under the Act.

         Each Series A Preferred Share is convertible by the holder, in whole or in part, at any time into two (2) common shares, no par value, of the Company (the "Common Shares"), subject to certain adjustments, at the conversion price of $12.00 per share, subject to adjustments. Each holder of the Series A Preferred Shares is entitled to one (1) vote per share held on all matters submitted to shareholders for their vote, provided that the Company has agreed to use its reasonable best efforts to cause its articles of incorporation to be amended to allow each holder of the Series A Preferred Shares to exercise two
(2) votes for each share held. The Series A Preferred Shares rank prior to the Common Shares with respect to dividend and liquidation rights.

         In connection with the sale of the Series A Preferred Shares, the Company issued to the accredited investors on May 10, 2000 warrants to purchase 453,546 Common Shares at an exercise price of $15.00 per share (the "Warrants"). The Warrants were issued in reliance upon an exemption from registration under
Section 4(2) of the Act and Rule 506 promulgated by the Securities and Exchange Commission under the Act. The Warrants expire on May 10, 2005 and are exercisable at any time prior to their expiration.

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

         Net revenue was $31.5 million for the three months ended March 31, 2000, compared to $31.3 million for the third quarter of fiscal 1999. A slight increase in service, maintenance and support revenue was offset by a minimal decrease in license fee revenue. For the nine months ended March 31, 2000, net revenue was $97.9 million, an increase of 7% from the same period of the previous year. The increase is attributable to the growth of service, maintenance and support revenue to $54.9 million for the nine months ended March 31, 2000, an increase of 26% from the same period last year, which growth was offset by a 10% decline in license fee revenue.

         Symix continues to be impacted by the industry-wide trend of delays in new business system purchases due to the Year 2000 market dynamics. As a result of this trend, license fee revenue declined 1% from $14.1 million at March 31, 1999 to $14.0 million at March 31, 2000. The trend is more pronounced for the nine month comparison. License fee revenue declined 10% from $47.6 million at March 31, 1999 to $43.0 million at March 31, 2000. The Company believes that the interest in traditional business system purchases is increasing, however, the Company is also seeing a market shift in the level of interest in Internet applications and services.

         Service, maintenance and support revenue increased to $17.4 million for the quarter ended March 31, 2000, a 1% increase from the same quarter last year, and to $54.9 million for the nine months ended March 31, 2000, a 26% increase from the same period last year. As a result of the slowdown in license fee revenue due to Year 2000 issues over the past couple of quarters, service, maintenance and support revenue increased only nominally for the three month period ended March 31, 2000. The increase, although slowed for the nine month period, in the service, maintenance and support revenue, is the result of expansion of the services infrastructure to meet the increase in new software license customers which occurred during quarters prior to this fiscal year, as well as the expanding product line of Symix. Additionally, the acquisition of

Distribution Architects International, Inc. ("DAI"), which occurred late in the fourth quarter of last year, contributed to the increase in service, maintenance and support revenue for the current year.

COST OF REVENUE

         Total cost of revenue as a percentage of net revenue was 45% for the quarter ended March 31, 2000, compared to 42% for the quarter ended March 31, 1999. The nine month comparison was similar to the three month comparison, with cost of revenue as a percentage of net revenue of 45% at March 31, 2000, compared to 40% at March 31, 1999. For the quarterly comparison, the increase is primarily due to the rate of amortization on capitalized software development. For the nine month comparison, the increase is primarily due to the mix of license fee, versus service, maintenance and support revenue, wherein higher costs are associated with producing service, maintenance and support revenue than license fee revenue.

         Cost of license fees includes royalties, amortization of capitalized software development costs and software delivery expenses. Cost of license fees increased to 33% of license fee revenue for the quarter ended March 31, 2000 from 30% for the same period last year. The percentage increase is attributable to the increase in the rate of amortization on capitalized software expenses relative to license fee revenue. Symix began amortizing capitalized software costs related to the new product initiative, SyteCentre, during the end of the 1999 fiscal year. The nine month comparisons are consistent with the quarter ended March 31 results.

         Cost of service, maintenance and support includes the personnel and related overhead costs for implementation, training, and customer support services, together with fees paid to third parties for subcontracted services. Cost of service, maintenance and support increased to 54% of service, maintenance and support revenue for the quarter from 52% for the same period last year. The increase in costs during the quarter ended March 31, 2000, compared to the same quarter last year, is due to the increase in the use of subcontractors to supplement the work performed by Symix employees. In general, the use of subcontractors results in lower margins than the use of employees but provides to Symix increased flexibility in meeting customer demands. The nine month comparisons are consistent with the quarter ended March 31 results.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expense consists of personnel and related overhead costs, including commissions, for the sales, marketing, general and administrative activities of Symix, together with advertising and promotional costs. Selling, general and administrative expense increased 4% for the quarter ended March 31, 2000 from the same quarter of 1999 and, as a percentage of revenue, increased from 44% at March 31, 1999 to 45% at March 31, 2000. The increase this quarter is attributable to the Company's investment in its eBusiness operations, an Internet suite of applications and deployment services. For the nine month period ended March 31, 2000, selling, general and administrative expense actually declined from the comparable period last year, from $40.0 million to $39.1 million, a 2% decrease. The decline in selling, general and administrative expense is related to the reduction of expenses in the sales distribution channels in response to difficult market conditions.

RESEARCH AND DEVELOPMENT

         Research and product development expense includes personnel and related overhead costs for product development, enhancement, upgrades, quality assurance and testing. Research and product development expense, including amounts capitalized for the three months ended March 31, 2000, was $5.1 million compared to $3.7 million for the same period last year. For the nine months ended March 31, 2000, research and product development expense, including amounts capitalized, was $14.8 million compared to $10.3 million for the same period last year. Capitalization of software development costs was $1.1 million for the quarter ended March 31, 2000, compared to $1.0 million for the comparable period last year. For the nine month period ended March 31, 2000, $3.3 million was capitalized compared to $3.2 million for the same period last year. As a percentage of revenue, net of software capitalized, research and product development expense increased to 13% for the quarter ended March 31, 2000, from 8% for the quarter ended March 31, 1999. In terms of actual dollars, research and product development expense for the quarter ended March 31, 2000, net of software capitalized, increased 51% from the same quarter last year. For the nine month comparison, as a percentage of net revenue, net of software capitalized, research and product development expense increased to 12% for the period ending March 31, 2000 from 8% for the period ended March 31, 1999. In terms of actual dollars, research and product development expense for the nine months ended March 31, 2000, net of software capitalized, increased 64% from the same period of last year. The increase in research and product development expense is the result of investments in the expanding product offerings of Symix, including Symix's accelerating eBusiness and supply chain management solutions.

PROVISION FOR INCOME TAXES

         The effective tax rate for the quarter as well as the nine months ended March 31, 2000, excluding this quarter's non-recurring charge, was 39%, whereas, for the quarter as well as the nine months ended March 31, 1999, the rate was 40%. Historically, the increase in the effective tax rate has been due to the amount of foreign taxable earnings in countries with higher effective rates and the non-deductibility of the amortization of intangibles, thereby increasing Symix's overall tax rate. Symix recently has implemented a tax restructuring plan to lower state income tax rates which is expected to slightly lower the overall effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         Symix's operating activities provided cash of $827,000 during the nine month period ended March 31, 2000, compared to $1.5 million in cash during the same period in 1999. In both periods, cash provided by operating activities was due principally to earnings after adjustments for non-cash charges, offset by the decrease in trade and tax payables related to year end. The accounts receivable days sales outstanding was 106 days at March 31, 1999, compared to 118 days at March 31, 2000. An increase in installment payments on software license fees from new customers (particularly on large deals) has contributed to the increase in days sales outstanding. For the nine months ended March 31, 2000, cash was used for the acquisition of Profit Solutions, Inc. For both periods presented, cash provided by financing activities was used to fund software development costs and to purchase computer equipment.

         As of March 31, 2000, the Company had $23.8 million in working capital, including $4.2 million in cash and cash equivalents. The Company had accessed its $15.0 million unsecured revolving line of credit for $12.3 million as of March 31, 2000. On May 10, 2000, the Company completed the sale of 566,933 Series A Convertible Participating Preferred Shares in a private placement to unaffiliated accredited investors for an aggregate of approximately $13.6 million in cash. The proceeds from the sale will be used for working capital and general business purposes, including the Company's e-business initiatives. It is expected that the continued expansion of the Company's operations and product line will result in additional requirements for cash in the future, which will be met during the next 12 months through cash from operations, the existing line of credit and the proceeds from the recent private placement.

         The Company and Bank One, N.A. (the "Bank") have negotiated the provisions of a revised loan agreement. The Company expects to have the revised agreement executed by May 18, 2000. It is expected that the Bank will be granted a first lien on the Company's accounts receivable with advances under the revised loan agreement limited to 75% of eligible accounts receivable (as defined).

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

           (a)  Not applicable.

           (b) and (c) Please see the discussion below under "Item 5--Other Information" regarding the recent sale of equity securities by the Company.

           (d)  Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

         The Company has an unsecured revolving line of credit with Bank One, NA (the "Bank") in the amount of $15 million, of which $12.3 million had been borrowed by the Company at the end of the last fiscal quarter. At March 31, 2000, the Company was in default of certain financial covenants in the existing loan agreement with the Bank relating to the credit facility. The default did not relate to any payment due under the credit facility. On May 10, 2000, the Bank delivered to the Company a written waiver of the default, which is subject to revocation by the Bank if the parties do not execute a revised loan agreement with respect to the line of credit by May 18, 2000. The Company and the Bank have negotiated the provisions of a revised loan agreement. The Company expects to have the revised agreement executed by May 18, 2000. It is expected that the Bank will be granted a first lien on the Company's accounts receivable with advances under the revised loan agreement limited to 75% of eligible accounts receivable (as defined).


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None

ITEM 5.    OTHER INFORMATION.

           On May 10, 2000, the Company sold 566,933 Series A Convertible Participating Preferred Shares, each without par value (the "Series A Preferred Shares"), to a group of unaffiliated accredited investors for $24.00 per share, or an aggregate of approximately $13.6 million in cash. The Series A Preferred Shares were not registered under the Securities Act of 1933, as amended (the "Act") in reliance upon an exemption from registration under Section 4(2) of the Act and Rule 506 promulgated by the Securities and Exchange Commission under the Act.

           Each Series A Preferred Share is convertible by the holder, in whole or in part, at any time into two (2) common shares, no par value, of the Company (the "Common Shares"), subject to certain adjustments, at the conversion price of $12.00 per share, subject to adjustments. Each holder of the Series A Preferred Shares is entitled to one (1) vote per share held on all matters submitted to shareholders for their vote, provided that the Company has agreed to use its reasonable best efforts to cause its articles of incorporation to be amended to allow each holder of the Series A Preferred Shares to exercise two (2) votes for each share held. The Series A Preferred Shares rank prior to the Common Shares with respect to dividend and liquidation rights.

         In connection with the sale of the Series A Preferred Shares, the Company issued to the accredited investors on May 10, 2000 warrants to purchase 453,546 Common Shares at an exercise price of $15.00 per share (the "Warrants"). The Warrants were issued in reliance upon an exemption from registration under
Section 4(2) of the Act and Rule 506 promulgated by the Securities and Exchange Commission under the Act. The Warrants expire on May 10, 2005 and are exercisable at any time prior to their expiration.

         Also, in connection with the private placement, the number of directors of the Company was increased from 6 to 9 and 3 new directors were appointed to the Symix Board of Directors effective May 10, 2000. The new directors are Guy de Chazal, Managing Director of MSDW Venture Partners IV, L.L.C.; Barry Goldsmith, Partner, Updata Venture Partners; and Roger D. Blackwell, Professor of Marketing, Fisher College of Business, The Ohio State University.

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

                                             SYMIX SYSTEMS, INC.



Date:  May 15, 2000                          /S/ Lawrence W. DeLeon
                                             ----------------------
                                             Lawrence W. DeLeon
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)

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

3(a)(3)                 Certificate  of  Amendment  to the Amended      Filed Herein
                        Articles   of   Incorporation   of   Symix
                        Systems,  Inc.,  as amended (as filed with
                        the  Ohio  Secretary  of  State on May 10,
                        2000)

3(a)(4)                 Amended   Articles  of   Incorporation  of      Filed Herein
                        Symix    Systems,    Inc.,    as   amended
                        (reflecting  amendments  through  May  10,
                        2000  for   purposes   of  SEC   reporting
                        compliance only)

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

EXHIBIT NO.             DESCRIPTION                                     PAGE

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

4(a)(3)                 Certificate  of  Amendment  to the Amended      Filed Herein at Exhibit 3(a)(3)
                        Articles   of   Incorporation   of   Symix
                        Systems,  Inc.,  as amended (as filed with
                        the  Ohio  Secretary  of  State on May 10,
                        2000)

4(a)(4)                 Amended   Articles  of   Incorporation  of      Filed Herein at Exhibit 3(a)(4)
                        Symix    Systems,    Inc.,    as   amended
                        (reflecting  amendments  through  May  10,
                        2000  for   purposes   of  SEC   reporting
                        compliance only)

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
                                                                        33-38878)

4(c)                    Investor  Rights Agreement,  dated  as of      Filed Herein
                        May 10, 2000,  among Symix Systems, Inc.,
                        the  Investors  identified  therein   and
                        Lawrence J. Fox

4(d)                    Warrant  for the  Purchase  of  Shares  of      Filed Herein
                        Common Stock of Symix Systems, Inc. issued
                        to  Morgan  Stanley  Dean  Witter  Venture
                        Partners   IV,  L.P.,   and   Exhibit   A,
                        identifying   other   identical   warrants
                        issued  to  the  Investors  identified  on
                        Exhibit A, for the number of common shares
                        identified on Exhibit A

EXHIBIT NO.             DESCRIPTION                                     PAGE

10(a)                   Securities  Purchase  Agreement,  dated as      Filed Herein
                        of May 10,  2000,  between  Symix  Systems,
                        Inc. and the Investors identified therein

10(b)                   Investor  Rights  Agreement,  dated  as of      Filed Herein at Exhibit 4(c)
                        May 10, 2000,  among  Symix Systems, Inc.,
                        the   Investors   identified  therein  and
                        Lawrence J. Fox

10(c)                   Warrant  for the  Purchase  of  Shares  of      Filed Herein at Exhibit 4(d)
                        Common  Stock  of  Symix   Systems,   Inc.
                        issued  to  Morgan   Stanley  Dean  Witter
                        Venture Partners  IV,  L.P.  and Exhibit
                        A identifying   other   identical warrants
                        issued    to   the   Investors identified
                        on Exhibit A,  for the  number of common
                        shares identified on Exhibit A

27                      Financial Data Schedule                         Filed herein