Form 10-K
period 2000-06-30
SYMIX SYSTEMS INC
filed 2000-09-27
CIK 872443

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000.
                                        OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at September 19, 2000 was $42,183,986.

     The number of common shares outstanding at September 19, 2000 was 7,505,157.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     (1) The Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on November 8, 2000 is incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     Symix Systems, Inc. ("Symix" or the "Company") is a leading global provider of integrated enterprise software solutions for mid-sized manufacturing and distribution companies and business units of larger companies. These software solutions include a comprehensive suite of integrated business to business ("b2b") e-business offerings that support customer relationship management ("CRM"), web based procurement and supply chain management activities. The Symix enterprise software solution also delivers extensive traditional "back office" requirements for manufacturing, distribution and financial management. Through workflow automation and open architecture integration tools, Symix provides a comprehensive end to end business system solution that encompasses both e-business and traditional enterprise solutions. As the primary business system provider for its customers, Symix also offers implementation and e-business consulting services to support customer requirements.

     The e-business suite of software can be sold and deployed independently of Symix's traditional "back office" enterprise solution and can be integrated with third party enterprise software packages. Recognizing the opportunity to expand into new markets and channels through its extensive e-business offerings, Symix established a new subsidiary, Frontstep, Inc., in January 2000 to focus on the Company's e-business initiatives. In its transition to a leading b2b e-business provider, Symix plans to change its name from Symix Systems, Inc. to Frontstep, Inc., subject to shareholder approval at the annual meeting of shareholders to be held on November 8, 2000.

     Following its change of name to Frontstep, Inc., the Company plans to continue selling its total business system solution to manufacturers, including both the e-business front-end and the traditional enterprise solution, under the Symix brand name. Additional channels selling the e-business suite of products have been established under the Frontstep brand name and will target distribution companies and third party partners such as consulting firms, resellers, application service providers and trading exchanges.

     In addition to providing traditional implementation and training services, the Company established a new subsidiary, brightwhite solutions, inc., in February 2000, to deliver e-business consulting services. Through these services, brightwhite rapidly designs and deploys an e-business web site, then builds market, channel and customer intelligence through this site.

     The Company has more than 4,000 customer sites, which it services and supports through a worldwide network of 27 offices in 13 countries. Symix was incorporated under the laws of the State of Ohio in 1984. The Company's principal executive offices are located at 2800 Corporate Exchange Drive, Columbus, Ohio 43231, and its telephone number is (614) 523-7000.

INDUSTRY BACKGROUND

     An extremely competitive environment and the rapid growth of e-business (the exchange of goods and services electronically) are dramatically impacting the business system requirements of manufacturers and distributors. The Company believes that managing customer relationships, maximizing productivity of distribution channels, procuring goods and services over the web and improving performance of supply chains are essential requirements for the new world economy. The Company further believes that web based technology represents both a requirement and a significant opportunity for continued productivity gains, customer satisfaction and revenue growth.

     The expanded connectivity and collaboration over the Internet between buyers and suppliers has changed the way that business is being conducted. A growing percentage of business transactions is being handled over the web where promises are being made. The Company believes that the ultimate success of e-business will turn on the ability of enterprises to keep those promises by ensuring that customer orders are properly planned, scheduled and fulfilled. The Company further believes that supporting the Internet world of "make a promise" with the "keep a promise" physical world will require the integration of e-business solutions with traditional back office enterprise offerings. In the view of the Company, traditional back office enterprise resource planning ("ERP")
solutions are still required today to enhance operational efficiencies of production and distribution and to manage resources across the enterprise.

     The Internet is also bringing significant opportunities for improving the performance of the supply chain. In its simplest form, a supply chain is a network of companies or enterprises that work together to deliver value to a customer. The rationale for a supply chain is that a network of companies working together can outperform other groups that do not work together. Effective supply chain management can provide improved customer services, improved asset management such as reduced inventories and receivables and lower transaction costs. Web based technology and the network infrastructure has enabled supply chains to improve real-time communication and collaboration between and within enterprises.

     The Company has seen another significant trend in the increasing number of manufacturers and distributors that are seeking ways to use CRM software to improve both customer interaction and the effectiveness of the direct sales channel and third party channel partners. These solutions include managing CRM from lead generation, to sales quoting and configuration and to after-market customer service.

     The Company believes that requirements for the mid-market include an enterprise software solution that integrates e-business, supply chain, CRM and traditional ERP and that the solution must be rapidly deployable, scalable and flexible, resulting in a low total cost of ownership and rapid return on investment.

     According to AMR, a software market analysis firm, the worldwide software marketplace for each of the major markets and projected annual growth rates are as follows:

                                                        WORLDWIDE
                     SOFTWARE                        REVENUE IN 2000     PROJECTED ANNUAL
                      MARKET                          (IN BILLIONS)     GROWTH THROUGH 2004
                     --------                        ---------------    -------------------
e-commerce.........................................       $ 3.9                 56%
supply chain.......................................       $ 5.4                 40%
CRM................................................       $ 6.8                 36%
ERP................................................       $19.1                  7%

THE SYMIX SOLUTION

     The Symix solution includes a comprehensive suite of e-business and enterprise software products that are intended to be rapidly deployable, scalable, flexible and reliable, resulting in a low total cost of ownership and a rapid return on investment. Although integrated to the traditional Symix core enterprise systems, SyteLine and SyteCentre, the e-business product suite can be sold as stand alone modules that can be integrated to third party enterprise solutions. Therefore, customers interested in rapidly deploying an e-business strategy can implement e-business products and integrate to existing enterprise software solutions using workflow automation and open architecture integration tools provided by Symix without having to implement SyteLine and SyteCentre.

     The Company combines its core enterprise systems with complementary e-business products, in order to deliver a complete end to end business system that integrates customer needs and requirements, CRM with channel management, supplier sourcing, and enterprise supply chain management with the business planning and execution systems. The Company believes its approach results in enhanced customer relationships, increased productivity, improved operating efficiency, including maximizing supply chain performance and lower total cost of ownership. The goal of the Symix solution is to provide the following benefits to its customers:

     Improved customer relationships. The Company's e-business product offerings and core enterprise systems integrate customer requirements with sales, marketing, engineering, manufacturing and customer service information, in order to achieve more accurate planning and scheduling decisions, rapid response times, better on-time deliveries, improved order fulfillment, improved field service delivery and overall customer satisfaction.

     Improved supplier relationships. The Company's web based procurement software and access to trading exchanges are intended to enable manufacturers and distributors to better control procurement activities, negotiate volume discounts and develop preferred vendor relationships resulting in improved efficiency of purchasing efforts, improved vendor service levels and reduced cost of materials.

     Improved supply chain performance. The Company's digital supply chain approach utilizes Internet technology in a distributed environment to provide real-time collaborative planning, workflow automation and committed delivery dates that are geared to the largest components of supply chains, mid-market suppliers and customers. The digital supply chain approach enables orders to be taken via the web, via other supply chain systems and via trade exchanges. An improved supply chain results in enhanced customer service, improved asset management such as lower inventories and receivables and lower transaction costs.

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

     Reduced time to benefit. The Company believes its ability to implement its software solution rapidly and to reduce manufacturers' and distributors' time to benefit is a key competitive advantage. The Company attempts to reduce implementation time in three ways. First, Symix employs a structured implementation methodology that separates the solution implementation process into distinct and manageable phases, in order to ensure coordination throughout the implementation process. Second, the Company's proprietary business process modeling tool enables customers to map the appropriate systems and procedures necessary to increase the speed of the deployment process. Third, Symix maintains strategic relationships with numerous business partners, which enable the Company to provide a solution that addresses enterprise system needs in an integrated fashion with minimal customer disruption.

STRATEGY

     Based on the vision that "the network is the business," the Company's mission is to provide a complete source of integrated b2b e-business solutions for manufacturers and distributors. The key components of the Company's strategy include:

     Capitalize on new opportunities and new markets through e-business software, connections to web services and consulting services. The Company's objective is to serve as a "one-stop source" for e-business products, partnerships expertise, connection to web services and integration with ERP systems by delivering the following b2b e-business products and services:

     - e-business software that enables and enhances both selling and buying, CRM with channel management and supply chain management over the web;

     - software that automates the exchange of information and data between trading partners, between suppliers and customers and between external and internal business systems;

     - e-business consulting services through the Company's subsidiary, brightwhite solutions, inc., to support the design, development and technical resources required to rapidly deploy e-business solutions; and

     - access and integration with industry-specific marketplaces, trading exchanges and buying and selling communities.

     As the primary business system provider for its traditional manufacturing customers, the Company's goal is to deliver a complete end to end solution through the integration of its core enterprise systems, SyteLine and SyteCentre, with its e-business suite of products. The Company believes that the success of deploying e-business offerings will ultimately be dependent on the successful integration with traditional enterprise systems that can ensure the execution and fulfillment of transactions conducted over the Internet.

     Strengthen mid-market leadership position. The Company believes that it is a leading provider of enterprise system solutions to mid-market manufacturers. The Company has more than 4,000 customer sites, which it services and supports through a worldwide network of 27 offices in 13 countries. The Company intends to leverage its technology and customer base to enhance its leadership position in its targeted vertical markets and to pursue new vertical markets in which it has expertise.

     Embrace simple and easy to use technology. The Company's business system approach emphasizes the commitment to a simple but powerful technology solution through Microsoft and Progress software. The Company uses technology tools from Microsoft and Progress in an effort to standardize and simplify integration efforts and to avoid the costly maintenance of internally supported proprietary development tools. The Company plans to continue to concentrate its development resources on these technology platforms.

     Pursue strategic partnerships. The Company also plans to continue to provide the tools, techniques, methodologies and other elements required to simplify the task of implementing and supporting software solutions. Symix intends to pursue this strategy through alliances with industry leading partners and/or acquisitions of new technology. Key strategic partners currently include:

     - Commerce One -- procurement software and access to market exchange;

     - Agilera -- hosting services for hosted software applications such as procurement and CRM software;

     - Trilogy -- configuration software;

     - Cognos -- business intelligence; and

     - Microsoft -- technology and infrastructure.

PRODUCTS

     Symix products are comprised of the following:

     - SyteLine. SyteLine is the Company's heavy manufacturing oriented product that was re-architected and developed from earlier versions of Symix enterprise system solutions. SyteLine targets make-to-order, high configuration manufacturers of industrial products in five key vertical markets:

          - industrial equipment;

          - fabricated metals;

          - furniture and fixtures;

          - containers and packaging; and

          - industrial electronics.

     - SyteCentre. SyteCentre was released in February 1999 and targets light manufacturers of discrete products with heavy distribution requirements in three key vertical markets:

          - consumer electronics;

          - consumer durable and packaged goods; and

          - computer and related peripherals.

     - Frontstep E-business Suite. The Company offers a full suite of web based products, either as stand-alone or complementary to both SyteLine and SyteCentre. These e-business products include:

          - Customer Center provides a user-friendly and intuitive storefront to sell products and services. Customer Center offers complex order management and fulfillment capabilities, including sophisticated product catalog features, product configuration and available-to-promise capabilities.

          - Channel Center (including eCRM) provides Internet channel support for sales representatives and dealers. Through multiple customer views from the Customer Center, the Channel Center provides the sales organization with order management, product configuration and available-to-promise capabilities. Channel Center also is a robust web-centric customer relationship management solution providing marketing automation and sales and services management.

          - Procurement Center provides Internet procurement for company-wide purchasing. Through its relationship with Commerce One, a leader in global trading exchanges, the Company delivers

         Commerce One's eProcurement software, BuySite, and access to Commerce One's MarketSite, the largest trading network of buyers and sellers in the world. The Procurement Center also can provide access to other trading communities such as E-Steel and works.com.

          - Supply Chain Center provides real-time, Internet-based synchronization of manufacturing, distribution and external supply to customer demand. The system streamlines the planning process by providing real-time order promising, dynamic synchronization, real-time intelligent messaging and analysis in both single-site and multi-site, multi-ERP environments.

          - Active Link provides intelligent messaging and workflow through e-mail to effectively support a collaborative environment within the enterprise and outside the enterprise with customers and suppliers. By leveraging advanced workflow and data transfer technology, XML technology and Microsoft's BizTalk Framework, the Company's Active Link connects, automates and streamlines work processes between the Frontstep E-business Suite and the transaction enterprise business system. The Frontstep E-business Suite is independent of the transaction enterprise system and therefore can be integrated with non-Symix enterprise systems through its messaging capabilities.

     The Frontstep E-business Suite, SyteCentre, and various supporting modules for both SyteLine and SyteCentre such as advanced planning and scheduling and sales and order configuration, are written in C++ programming language, operate in a Microsoft Windows NT operating environment and use SQL as a database.

     The core enterprise system, SyteLine, operates in either a Windows NT or UNIX operating environment and is written in PROGRESS, a proprietary programming language licensed by Symix from Progress Software Corporation. Symix depends upon the license of PROGRESS to its customers and the acceptance of PROGRESS by its customers. Symix markets and distributes PROGRESS in connection with the sale of its product under a non-exclusive agreement with Progress. The agreement may be terminated by either party upon 90 days written notice to the other party. In addition, the agreement may be terminated immediately by either party if a material breach of the agreement by the other party continues after 30 days' written notice. Symix's relationship with Progress involves other risks which could have a material adverse effect on Symix's business, operating results or financial condition, including the following:

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

     SyteLine handles multi-national and multi-site requirements and is available currently in nineteen languages. Currently, SyteCentre is available in North America only, with multi-site functionality scheduled to be delivered in late calendar year 2000. Various components of the Frontstep E-business Suite of products have been or are in the process of being translated and localized for the major commercial markets throughout the world.

SERVICES AND SUPPORT

     The Company offers a full range of services that allows its customers to maximize the benefits of the Company's software products, including:

     - project management;

     - implementation;

     - product education;

     - technical consulting;

     - programming and system integration services; and

     - maintenance and support.

     The Company's services are priced separately, and fees for its services generally are not included in the price for its software products. Fees for maintenance and support services generally are billed 12 months in advance while all remaining consulting, education and programming services generally are billed as incurred.

     The Company considers its ability to implement its software solution rapidly a key competitive factor. The Company's professional services organization, which employs approximately 200 consultants and managers, uses a structured implementation methodology. That methodology divides a customer's implementation into the following distinct phases:

     - planning and installation;

     - education and business system simulations;

     - development of operating procedures;

     - conversion planning;

     - end-user training; and

     - cut-over and post-implementation evaluation.

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

SERVICES -- BRIGHTWHITE SOLUTIONS, INC.

     brightwhite solutions, inc., a new subsidiary of the Company established in February 2000, was created to deliver e-business consulting services that support the Company's mission to provide a complete source of rapid and easy to employ integrated b2b e-business solutions. Not to be confused with traditional software implementation services, brightwhite focuses on marketing, technology and business consulting with the goal of ensuring the ultimate success of a company pursuing an Internet strategy.

     For many companies, new business models, skills, knowledge, tools and technologies can become barriers that keep Internet opportunities out of reach. According to Gartner Group, an independent provider of research and analysis on the computer hardware, software, communication and related technology industries, e-business deployment often proves difficult and costly since a great deal of effort is spent tying front-end systems to the back-end, causing timeframes for implementation to run up to a year. The goal of brightwhite is to combat these deployment challenges by utilizing a "roadmap" that deploys fast-paced services and the Frontstep E-business Suite. The roadmap establishes clear objectives, verifying a scalable technical infrastructure, applying the functionality of the Frontstep E-business Suite and executing a market launch to promote the site to customers and channel representatives. The services include:

     - e-business planning and education;

     - web site design and development;

     - Internet technology and ERP integration;

     - marketing communications; and

     - results measurement and redevelopment.

SALES AND DISTRIBUTION

     The Company currently licenses its software to customers primarily based on a license fee for each concurrent session or concurrent execution of its software products. The Company receives additional license fees whenever a customer increases the number of concurrent sessions, usually as a result of the growth of the customer's business or expansion to other sites. Both SyteLine and SyteCentre use an encrypted key that allows the customer to use only the number of concurrent sessions for which the customer has received a license.

     The Company's product offerings are being sold through three primary channels:

     - The traditional sales channel, which is comprised of direct sales representatives and business partners selling to manufacturers, focuses on selling the total business system under the Symix brand name including the e-business front-end and the traditional enterprise solutions. This channel targets the Company's traditional manufacturing market.

     - A second direct sales channel focuses on selling the Frontstep E-business Suite of products to distribution companies. The Company created this sales channel, referred to as "Frontstep e-distribution" through its acquisitions of Distribution Architects International, Inc. in June 1999 and Profit Solutions, Inc. in February 2000.

     - A third channel targets third party partners that resell the Company's e-business suite of products. These partners will include consulting firms, resellers of third party enterprise software solutions requiring an e-business front-end, application service providers and trading exchanges. This indirect channel, referred to as "Frontstep Channels," was established in May 2000.

     Sales leads are generated through a combination of in-house telemarketing, leads from consulting partners, advertising, trade shows and direct calls by sales staff. The Company sells its products and services through both a direct sales force and approximately 50 business partners worldwide. The Company currently maintains 27 sales and support offices worldwide: thirteen in North America, nine in Asia Pacific and five in Europe. Symix's traditional business partners in North America target the lower end of the mid-market manufacturing sector while its business partners in Asia Pacific and Europe primarily sell independently to companies within a geographic region or country. New business partners from the Frontstep Channels group will deliver e-business suites to end-users, application service providers and trading exchanges.

     The Company believes that it will need to maintain and expand its relationships with its existing business partners and enter into relationships with additional business partners in order to expand the distribution of its products. There can be no assurance that current or future business partners will provide the level of expertise and quality of service required to license the Company's products successfully, that the Company will be able to maintain effective, long-term relationships with such business partners or that selected business partners will continue to meet the Company's sales needs. Further, there can be no assurance that these business partners will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationships with, or support of, the Company and its products. If the Company fails to maintain successfully its existing business partner relationships or to establish new relationships in the future, or if any such business partner exclusively adopts a product other than the Company's products, materially reduces its sales efforts relating to the Company's products or materially increases its support for competitive products, the Company's business, operating results and financial condition could be materially and adversely affected.

     Mitsui & Co., Ltd. ("Mitsui") owns 13.3% of Symix Computer Systems (Singapore) Pte Ltd., which comprises the Company's Asia operations. Management believes that Mitsui's investment in the Company's Asia operations along with Mitsui's sponsorship with Japanese companies throughout Asia further legitimizes the Company as a leading enterprise systems vendor in the Asia Pacific region.

     The Company derived approximately 20% of its fiscal 2000, 22% of its fiscal 1999, and 21% of its fiscal 1998 net revenues from sales outside of North America. The amount of net revenue, operating income before amortization of intangibles, operating income and identifiable assets attributable to each of the Company's geographic market areas for fiscal 2000, fiscal 1999 and fiscal 1998 were as follows:

                                                     NORTH AMERICA   ASIA/PACIFIC   EUROPE
                                                     -------------   ------------   -------
                                                                 (IN THOUSANDS)
                       2000
Net Revenue........................................    $103,065        $11,902      $13,941
Operating income (loss) before amortization of
  intangibles from acquisitions....................         899*        (1,077)      (3,376)
Operating income (loss)............................     (2,088)*        (1,155)      (3,904)
Identifiable assets................................      77,661          7,862        8,845

                       1999
Net Revenue........................................    $100,950        $11,722      $16,400
Operating income (loss) before amortization of
  intangibles from acquisitions....................      10,038*           797         (806)
Operating income (loss)............................       8,563*           709       (1,383)
Identifiable assets................................      70,920          8,321       11,359

                       1998
Net Revenue........................................    $ 77,225        $ 8,665      $11,707
Operating income (loss) before amortization of
  intangibles from acquisitions....................       9,813*          (584)         771
Operating income (loss)............................       8,773*          (694)         442
Identifiable assets................................      47,778          9,392        9,212

---------------

* Exclusive of acquisition research and development write-offs and non-recurring charges of $3,649 in fiscal 2000, $835 in fiscal 1999 and $6,503 in fiscal 1998.

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

     The Company's international operations are subject to other risks inherent in international business activities, such as:

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

PRODUCT DEVELOPMENT

     Symix devotes a significant percentage of its resources to identifying manufacturers' and distributors' needs, developing new features and enhancements to existing products and designing and developing new products. New products, updates and enhancements are developed by the Company's internal development staff. The Company's practice is to release updates and major enhancements on a regular basis. Symix works closely with manufacturers, distributors and business partners to improve and enhance its products.

     The market for the Company's products is characterized by rapid technological change, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards can cause customers to delay their purchasing decisions and render existing products obsolete and unmarketable. The life cycles of the Company's software products are difficult to estimate. As a result, the Company's future success will depend, in part, upon its ability to continue to enhance existing products and to develop and introduce in a timely manner new products with technological developments that satisfy customer requirements and achieve market acceptance. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner or that products, capabilities or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive or shorten the life cycles of the Company's products. See "Item 1.
Business -- Competition." If the Company is unable to develop on a timely and cost-effective basis new software products or enhancements to existing products, or if such new products or enhancements do not achieve market acceptance, the Company's business, operating results or financial condition may be materially adversely affected.

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

     Research and product development expenses, including amounts capitalized, were $21,279,000, $14,600,000, and $12,200,000 for the fiscal years ended June
30, 2000, 1999, and 1998, respectively. Capitalized software expenditures were $5,595,000, $4,400,000, and $4,300,000 for the same respective periods and were capitalized in accordance with Statement of Financial Accounting Standards No.
86. Amortization of capitalized software costs is included in cost of revenue. The Company generally retains the right to remarket specific modifications developed by its programming services group in or with future product releases.

COMPETITION

     The market for enterprise solutions is intensely competitive, rapidly changing, increasingly fragmented with the arrival of e-business and significantly affected by new product offerings and other market activities. The Company has a large number of competitors that vary in size, computing environments and overall product scope. Within its market, the primary competition comes from independent software vendors in three distinct groups:
(i) traditional enterprise software developers, including J.D. Edwards & Company, QAD, Oracle Corporation and

SAP Aktiengellschaft; (ii) large software developers focusing on more specialized point solutions such as CRM software (e.g., Siebel Systems and SalesLogix) or supply chain management (e.g., i2); and (iii) recently established software and/or service providers specializing in b2b e-business solutions including store front integration (e.g., Ironside and webMethods) and procurement (e.g., Ariba).

     A number of companies offer products which are similar to the Company's products and are directed at the market for enterprise software and b2b e-business solutions. Many of the Company's existing competitors, as well as a number of potential new competitors, have more established and larger marketing and sales organizations, significantly greater financial, technical and other resources and a larger installed base of customers than the Company. Other competitors leverage vertical market expertise, reputation and price as competitive advantages. There can be no assurance that competitors will not offer or develop products that are superior to the Company's products or that achieve greater market acceptance.

     As the market for enterprise software and b2b e-business solutions expands, other companies may enter the Company's market or increase their market presence by acquiring or entering into alliances with competitors of the Company. As a result of all these factors, competition is likely to increase substantially, which may result in price competition, loss of market share or delayed purchasing decisions. There can be no assurance that the Company will be able to compete successfully against its competitors or that the competitive pressures faced by the Company will not adversely affect its financial performance.

     The Company believes that it competes favorably in the following areas, which it deems to be the most important considerations for potential customers for its software products:

     - integration of b2b e-business solutions with traditional enterprise systems;

     - product functionality;

     - collaboration and workflow automation across the enterprise and supply chain;

     - rapid installations and ease of use;

     - competitive pricing;

     - corporate reputation; and

     - size of installed user base.

PROPRIETARY TECHNOLOGY

     The Company's ability to compete is dependent in part upon its internally developed, proprietary intellectual property. The Company regards its products as proprietary trade secrets and confidential information. The Company relies largely upon its license agreements with customers, distribution agreements with distributors, and its own security systems, confidentiality procedures and employee agreements to maintain the trade secrecy of its products. In certain cases, the Company may seek to protect its programs, documentation and other written materials under copyright law. In addition, SYMIX and SyteLine are registered trademarks, and SyteCentre and Frontstep are trademarks of the Company. None of the Company's products is patented.

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

     Although the Company does not believe that its products infringe the proprietary rights of third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company or that any such assertions or prosecutions will not materially adversely affect the Company's business, operating results or financial condition. Regardless of the validity or the successful assertion of such claims, defending against such claims could result in significant costs and diversion of resources which could have a material adverse effect on the Company's business, operating results or financial condition. In addition, the assertion of such infringement claims could result in injunctions preventing the Company from distributing certain products, which would have a material adverse effect on the Company's business, operating results and financial condition. If any claims or actions are asserted against the Company, the Company may seek to obtain a license to such intellectual property rights. There can be no assurance, however, that such a license would be available on reasonable terms or at all.

     The Company has in the past and may in the future resell certain software that it licenses from third parties and jointly develop software in which it will have co-ownership or cross-licensing rights. See "Item 1. Business-Products."

EMPLOYEES

     As of June 30, 2000, the Company employed 867 persons, including 247 in North America sales and service operations, 281 in development and support, 240 in international operations outside of North America and 99 in marketing and administration. None of the Company's employees is represented by a labor union. The Company has never experienced a work stoppage and believes that its employee relations are good.

     The Company's success depends to a significant extent upon senior management and other key employees. The loss of one or more key employees could have a material adverse effect on the Company. The Company does not have employment agreements with its executive officers, except Stephen A. Sasser, President and Chief Executive Officer. In addition, the Company believes that its future success will depend in part on its ability to attract and retain highly skilled technical, managerial, sales, marketing, service and support personnel. Competition for such personnel in the computer software industry is intense. There can be no assurance that the Company will be successful in attracting and retaining such personnel, and the failure to do so could have a material adverse effect on the Company's business, operating results or financial condition.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers are as follows:

                  NAME                       AGE           POSITIONS WITH THE COMPANY
                  ----                       ---           --------------------------
Lawrence J. Fox..........................    44     Chairman of the Board
Stephen A. Sasser........................    51     President, Chief Executive Officer and
                                                    Director
Lawrence W. DeLeon.......................    45     Executive Vice President Symix Worldwide
                                                    Field Operations
Stephen A. Yount.........................    45     Executive Vice President Business
                                                    Development and Channel Operations
Daryll Wartluft..........................    59     Executive Vice President Frontstep
                                                    Product Group
Robert D. Williams.......................    45     Vice President, Human Resources
Jorge L. Lopez...........................    45     Vice President Strategic Planning
Daniel P. Buettin........................    47     Vice President of Finance, Chief
                                                    Financial Officer and Secretary

     Lawrence J. Fox founded Symix in 1979 as a sole proprietorship. He has held his present office as Chairman of the Board since Symix was incorporated in 1984. From 1984 to 1998 Mr. Fox also served as Chief Executive Officer of the Company.

     Stephen A. Sasser has held the positions of President and Chief Executive Officer of the Company since January 1999. Mr. Sasser previously served the Company, from the time that he joined the Company in July 1995 until January 1999, as President and Chief Operating Officer. Mr. Sasser also has served as a director of the Company since July 1995. From October 1994 to June 1995, Mr. Sasser served as Vice President of International Operations for Trilogy Software, a provider of sales and marketing software. From August 1992 to October 1994, Mr. Sasser was Group Vice President of the Systems Management Division and Pacific Rim Operations of Legent Corporation, a provider of systems management software products and services ("Legent"). From April 1987 through its acquisition by Legent in 1992, Mr. Sasser served as President of the Data Center Management Division of Goal Systems International, Inc. ("Goal Systems"), which designed, developed, and marketed systems management software products.

     Lawrence W. DeLeon has held the position of Executive Vice President Symix Worldwide Field Operations since August 2000. Mr. DeLeon previously served the Company as Vice President, Chief Financial Officer and Secretary from the time that he joined the Company in 1995 to July 2000. From 1991 to August 1995, Mr. DeLeon served in various capacities at Legent, including Treasurer for Goal Systems, Europe, Vice President-Finance and Administration and Vice President-Central Europe. From 1988 to 1991, Mr. DeLeon was Chief Financial Officer for Thunderbird Products Corporation, a boat manufacturer.

     Stephen A. Yount has held the position of Executive Vice President Business Development and Channel Operations since August 2000. Mr. Yount served the Company from August 1998 to July 2000, as Vice President America's Field Operations, and from the time that he joined the Company in May 1996 until August 1998, as Vice President of America's Sales and Services. From 1995 to May 1996, he was Vice President of Sales at Tyecin Systems, a provider of client-server manufacturing software for the semi-contractor market. From 1993 to 1995, Mr. Yount served as Vice President of Sales and Services at Neuron Data, a client-server application development software company. From 1987 to 1993, he served in various senior sales positions at Legent, including Regional Vice President of Sales, Vice President of Sales and Director of Sales, Western Region.

     Daryll Wartluft has held the position of Executive Vice President Frontstep Product Group since August 2000. Mr. Wartluft previously served as Vice President and General Manager, SyteLine Division from the time that he joined the Company in May 1998 until July 2000. From 1995 to 1998, he was President and Chief Executive Officer and a director of Pivotpoint Inc., an ERP software and services provider. From 1994 to 1995, he served as Group Vice President of Applications Management Division of Legent. Prior to that time, he held various management positions with Group Bull Worldwide Information Systems, a provider of systems management software products and services, and International Business Machines Corporation, a provider of advanced information technology and services.

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

     Daniel P. Buettin joined the Company in August 2000 as Vice President Finance, Chief Financial Officer and Secretary. Mr. Buettin possesses 25 years of experience in financial leadership and management of complex business environments. Mr. Buettin served from September 1995 to August 2000 as Vice President and Chief Financial Officer of MPW Industrial Services Group, Inc., a services company headquartered in Hebron, Ohio. Prior to joining MPW, Mr. Buettin served as an executive with OHM Corporation, a services company, in Findlay, Ohio, for nine years. Mr. Buettin was previously with Arthur Anderson LLP.

     The executive officers of the Company are appointed by and serve at the pleasure of the Symix Board of Directors. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was so appointed.

ITEM 2.  PROPERTIES.

     The Company's corporate headquarters and principal administrative, product development, and sales and marketing operations are located in approximately 85,000 square feet of leased office and storage space in Columbus, Ohio. The lease agreement commenced in July 1991 and will expire on June 30, 2002. The lease agreement provides for an annual base rent and operating expenses of approximately $1.5 million. Additionally, the Company has 26 leased sales and support offices throughout the United States and elsewhere.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is subject to legal proceedings and claims which arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these legal matters will have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common shares are traded in the over-the-counter market and are quoted on the Nasdaq National Market under the symbol "SYMX." The following table sets forth the high and low sale prices for the common shares for fiscal 1999 and 2000, as reported by the Nasdaq National Market:

                                                               HIGH      LOW
                                                              ------    ------
Fiscal year ended June 30, 2000
  First Quarter.............................................  $12.38    $ 7.88
  Second Quarter............................................   18.50      9.50
  Third Quarter.............................................   32.75     15.25
  Fourth Quarter............................................   20.25      8.13

Fiscal year ended June 30, 1999
  First Quarter.............................................  $26.38    $15.63
  Second Quarter............................................   22.63     15.25
  Third Quarter.............................................   24.88     15.13
  Fourth Quarter............................................   15.88      6.50

     The closing price on September 19, 2000 was $7.75. As of that date, there were approximately 208 holders of record of the common shares.

     The Company has never paid cash dividends on its shares. The Company expects that all future earnings will be retained to finance the Company's operations and for the growth and development of its business. Accordingly, the Company does not currently anticipate paying cash dividends on its shares in the foreseeable future. The payment of any future dividends will be subject to the discretion of the Board of Directors of the Company and will depend on the Company's results of operations, financial position and capital requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal restrictions on the payment of dividends and other factors the Board of Directors deems relevant. In addition, holders of the Company's outstanding preferred shares may be entitled to receive dividends on the preferred shares prior to the payment of dividends on the common shares, in certain cases, under the Company's Amended Articles of Incorporation, as amended. See also "Sale of Unregistered Securities" immediately below.

SALE OF UNREGISTERED SECURITIES

     On May 10, 2000, the Company sold 566,933 Series A Convertible Participating Preferred Shares, each without par value (the "Series A Preferred Shares"), to a group of unaffiliated accredited investors, which included Fallen Angel Equity Fund, L.P. and various investors controlled by Morgan Stanley Dean Witter & Co., for $24.00 per share, or an aggregate of approximately $13.6 million in cash. The Series A Preferred Shares were not registered under the Securities Act of 1933, as amended (the "Act") in reliance upon an exemption from registration under Section 4(2) of the Act and Rule 506 promulgated by the Securities and Exchange Commission (the "Commission") under the Act.

     Each Series A Preferred Share is convertible by the holder, in whole or in part, at any time into two (2) common shares, subject to adjustment, at the conversion price of $12.00 per share, subject to adjustment. Each holder of the Series A Preferred Shares is entitled to one (1) vote per share held on all matters submitted to shareholders for their vote, provided that the Company has agreed to use its reasonable best efforts to cause its articles of incorporation to be amended to allow each holder of the Series A Preferred Shares to exercise the number of votes to which such holder would be entitled, as a holder of common shares, upon the conversion of the Series A Preferred Shares into such common shares. The Company intends to submit such an amendment to its shareholders for approval at its annual meeting of shareholders to be held on November 8, 2000. The Series A Preferred Shares rank prior to the common shares with respect to dividend and liquidation rights, and, in certain instances, may be entitled to receive dividends payable on the Series A Preferred Shares prior to the payment of dividends on the common shares.

     In connection with the sale of the Series A Preferred Shares, the Company issued to the accredited investors on May 10, 2000 warrants to purchase 453,546 common shares at an exercise price of $15.00 per share (the "Warrants"). The Warrants were issued in reliance upon an exemption from registration under
Section 4(2) of the Act and Rule 506 promulgated by the Commission under the Act. The Warrants expire on May 10, 2005 and are exercisable at any time prior to their expiration.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table summarizes certain consolidated financial data for each of the five years presented. The selected financial data presented below has been derived from, and should be read in conjunction with, the Company's audited financial statements, and the notes thereto.

          YEAR ENDED JUNE 30,              2000        1999       1998       1997       1996
          -------------------            --------    --------    -------    -------    -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING STATEMENT DATA:
Net revenue............................  $128,908    $129,072    $97,597    $65,772    $45,759
Cost of revenue........................    59,988      52,025     35,701     23,690     16,496
                                         --------    --------    -------    -------    -------
  Gross margin.........................    68,920      77,047     61,896     42,082     29,263
Operating expenses:
  Selling, general and
     administrative....................    56,790      56,801     43,995     30,741     21,593
  Research and product development.....    15,684      10,217      7,901      5,659      3,673
  Amortization of intangibles from
     acquisitions......................     3,593       2,140      1,479        610         --
  Acquisition research and development
     write-off.........................       638         835      6,503         --         --
  Non-recurring charges related to
     divested operations and
     restructurings....................     3,011          --         --         --        506
                                         --------    --------    -------    -------    -------
          Total operating expenses.....    79,716      69,993     59,878     37,010     25,772
                                         --------    --------    -------    -------    -------
Operating income (loss)................   (10,796)      7,054      2,018      5,072      3,491
Other income (expense), net............      (966)        151       (178)       107        221
                                         --------    --------    -------    -------    -------
Income (loss) before income taxes......   (11,762)      7,205      1,840      5,179      3,712
Provision (benefit) for income taxes...    (1,557)      3,206      3,196      1,916      1,404
                                         --------    --------    -------    -------    -------
  Net income (loss)....................  $(10,205)   $  3,999    $(1,356)   $ 3,263    $ 2,308
                                         ========    ========    =======    =======    =======
Earnings (loss) per share..............  $  (1.38)   $   0.55    $ (0.21)   $  0.54    $  0.41
Weighted average common and common
  share equivalents outstanding........     7,411       7,264      6,317      6,079      5,582

BALANCE SHEET DATA:
Working capital........................  $ 19,348    $ 21,926    $13,575    $ 7,897    $ 7,538
Total assets...........................    94,368      90,600     66,382     44,252     30,463
Total long-term debt and lease
  obligations..........................     3,169       5,759      2,305        530         --
Total shareholders' equity.............    36,709      42,401     31,301     23,361     17,102

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Symix is a leading global provider of integrated enterprise software solutions for mid-sized manufacturing and distribution companies and business units of larger companies. These software solutions include a comprehensive suite of integrated b2b e-business offerings that support CRM, web based procurement and supply chain management activities.

     The Company's financial performance for fiscal year 2000 reflects the general market conditions as customers emerged from the Year 2000 slowdown and began evaluating e-business strategies. Although realizing an average annual revenue growth of more than 40% for the three previous fiscal years, total Company revenue for the 2000 fiscal year was flat at $129 million compared with the prior year. The Company also significantly increased its development spending as it transitioned itself from a traditional ERP vendor to an enterprise software vendor incorporating an extensive b2b e-business product suite as part of its total business system solution. Development spending for fiscal 2000, including amounts capitalized, increased 46% over the prior fiscal year.

     In its transition to a leading b2b e-business provider, the parent company intends to change its name subject to shareholder approval, from Symix Systems, Inc. to Frontstep, Inc., effective shortly after the 2000 annual meeting of shareholders to be held on November 8, 2000. Frontstep's vision, "the network is the business," is based on the premise that the expanding connectivity and collaboration over the Internet between buyers and suppliers is changing how business is being conducted. The Company, under the name Frontstep, plans to focus on pursuing new markets and partners and delivering the software infrastructure to enable customers to compete in this new e-commerce world.

     During the past three years, the Company has expanded its product offerings through internal development, partnerships with third party software vendors and acquisitions. These acquisitions included Pritsker Corporation (advanced planning and scheduling solution) in fiscal 1998, Distribution Architects International, Inc. (supply chain management and e-commerce products) in fiscal 1999, and Profit Solutions, Inc (customer relationship management software) in fiscal 2000. The Company today sells an integrated e-business suite of products including storefronts, CRM with channel management, procurement and supply chain management. Through Active Link, the Company's workflow automation and open architecture integration tool, this e-business suite of products can be offered as part of the Company's traditional core enterprise systems, SyteLine and SyteCentre, or can be integrated with third party enterprise software solutions.

     In fiscal 2000, the Company experienced the negative effects of the general market slowdown in industry software revenue growth as customers began postponing new technology spending and focusing on year 2000 readiness on existing systems. The Company's license fee revenue declined 14% for the fiscal year and services revenue increased 15% for the same period. The increased mix in services revenue adversely impacted gross margins which declined from 60% in fiscal 1999 to 53% in fiscal 2000. Despite the decline in revenue and lower gross margins, the Company's net research and development expenses increased 54% over fiscal 1999 levels reflecting the Company's increased investments in delivering new b2b e-business offerings to the market. The decline in gross margins and increased research and development expenses caused pre-tax operating margins, exclusive of acquired research and development write-offs and non-recurring charges, to decrease from 6% in fiscal 1999 to a negative 6% in fiscal 2000.

     Also in fiscal 2000, the Company generated revenues of $128.9 million and a net loss of $9.6 million, exclusive of acquired research and development write-offs. This compares to revenues of $129.0 million in fiscal 1999 and $97.6 million in fiscal 1998 and net income, exclusive of acquired research and development write-offs, of $4.8 million in fiscal 1999 and $5.1 million in fiscal 1997.

NET REVENUE

     The Company's net revenue is derived primarily from (1) licensing Symix software and providing custom programming services; (2) providing installation, implementation, training, consulting and systems integration services; and (3) providing maintenance and support on a subscription basis. Revenue for fiscal periods 2000 and 1999 is accounted for in accordance with Statement of Position ("SOP") 97-2 on Software Revenue Recognition. Revenue for fiscal 1998 is accounted for in accordance with SOP 91-1.

     Net revenue decreased slightly in fiscal 2000 to $128.9 million from $129.1 million in fiscal 1999, compared to percentage increases of 32% and 48% for the years ended June 30, 1999 and 1998, respectively. The Company believes that the decline in net revenue in fiscal 2000 is due to the industry-wide trend of delays in new business system purchases caused initially by the Year 2000 market dynamics and subsequently by the shift of the ERP market to e-business solutions. The growth in fiscal 1999 and 1998 net revenue compared to previous years was the result of purchases of new software product offerings of the Company and the growth of the Company's distribution channels. Both software license fee revenue and service, maintenance and support revenue contributed significantly to the net revenue increase in fiscal years 1999 and 1998. The net revenue mix since 1998 is shown in the table below:

                                           FISCAL YEAR ENDED JUNE 30,
                            --------------------------------------------------------
                                 2000                 1999                 1998
                            ---------------      ---------------      --------------
                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
Software license fees.....  $ 57,858     45%     $ 67,423     52%     $58,498     60%
Service, maintenance and
  support.................    71,050     55%       61,649     48%      39,099     40%
                            --------    ---      --------    ---      -------    ---
          Total...........  $128,908    100%     $129,072    100%     $97,597    100%

     Software license fee revenue decreased 14% in fiscal 2000 from fiscal 1999 compared to a 15% increase in software license fee revenue growth in fiscal 1999 from fiscal 1998. The decrease in fiscal 2000 is due to the industry-wide trend of delays in new business system purchases. The Company believes that the purchase delays were caused initially by the Year 2000 market dynamics and that the purchase delays have continued as a result of the ERP market's transformation to e-business solutions. The increase in software license fee revenue in fiscal 1999 resulted from an increased number of sales representatives and overall market acceptance of the Company's product line. The increase in software license fee revenue in fiscal 1998 was primarily the result of (i) the expanding number of products that complement the Company's core ERP software product, SyteLine, and (ii) the acquisition of Pritsker Corporation in November 1997.

     Service, maintenance and support revenue is derived from installation, implementation, training, consulting, systems integration and software product maintenance and support services. Service, maintenance and support revenue increased 15%, from $61.6 million in fiscal 1999 to $71.1 million in fiscal 2000, and 58%, from $39.1 million in fiscal 1998 to $61.6 million in fiscal 1999. The slower service, maintenance and support revenue growth in fiscal 2000, when compared to fiscal 1999, was primarily the result of the decrease in license activity during the year. The increase in service, maintenance and support revenue during fiscal 1999 was attributable to growth in licensed Symix software installations worldwide and the expanding product line of the Company. Service, maintenance and support revenue made up 55% of total revenue in fiscal 2000, compared to 48% and 40% in fiscal 1999 and fiscal 1998, respectively. Service, maintenance and support revenue as a percentage of total revenue increased from fiscal 1998 to fiscal 2000 due to the change in revenue mix resulting from the decrease in license fee revenue and the increase in service, maintenance and support revenue. Generally, service, maintenance and support contracts are billed annually and revenue is recognized ratably over the contract period, which is typically twelve months. Deferred revenue on the Company's balance sheet relating primarily to service, maintenance and support contracts increased from $17.2 million at June 30, 1999 to $18.2 million at June 30, 2000.

  Cost of Revenue

     Total cost of net revenue as a percentage of net revenue was 47% for the fiscal year ended June 30, 2000 compared to 40% and 37% for the fiscal years ended June 30, 1999 and 1998, respectively.

     Cost of software license fees includes royalties, amortization of capitalized software development costs and software delivery expenses. Cost of software license fees increased to 34% of software license fee revenue in fiscal 2000 from 27% in fiscal 1999 and 25% in fiscal 1998. The percentage increase is attributable to the increase in the rate of amortization on capitalized software expenses relative to license fee revenue. Symix began amortizing capitalized software costs related to its product initiative, SyteCentre, during the end of the 1999 fiscal year.

     Cost of service, maintenance and support includes the personnel and related overhead costs for implementation, training and customer support services, together with fees paid to third parties for subcontracted services. Cost of service, maintenance and support was 57% of service, maintenance and support revenue in fiscal 2000 compared to 55% in fiscal 1999 and 54% in fiscal 1998. The increase in cost of service, maintenance and support is due to the continued use of subcontractors to supplement the work performed by Company employees. In general, the use of subcontractors results in lower margins than the use of employees, but provides the Company increased flexibility in meeting customer demands.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist of personnel and related overhead costs, including commissions for the sales, marketing, general and administrative activities of the Company, together with advertising and promotional costs. Selling, general and administrative expenses increased from $44.0 million in fiscal 1998 to $56.8 million in both fiscal years 1999 and 2000. Selling, general and administrative expenses as a percent of net revenue has remained consistent during the three year period, 45%, 44%, and 44% for the years ended June 30, 1998, 1999 and 2000, respectively. The increase in selling, general and administrative expenses during the past two years is largely attributable to the Company's expansion of its sales and marketing force, both domestically and internationally. Additionally, the Company's commission expense increased as a result of higher revenue. Selling, general and administrative expenses as a percentage of total revenues has declined slightly the past two years due to the relatively lower expense levels associated with service, maintenance and support revenue, which have grown as a percentage of total revenues during the last two years.

  Research and Development

     Research and development expenses include personnel and related overhead costs for product development, enhancement, upgrades, quality assurance and testing. Total research and development expenses, including amounts capitalized, were $21.3 million or 17% of net revenue for the year ended June 30, 2000, compared to $14.6 million or 11% of net revenue in fiscal 1999 and $12.2 million or 13% of net revenue in fiscal 1998. During fiscal 2000, research and development expenses increased in dollar amount and as a percentage of total revenues as the Company continued to invest heavily in its e-business applications and Internet technologies. Additionally, the increase in research and development expense is due to staff expansion relating to the Company's development of future releases of SyteLine and SyteCentre and increased development focus on interfacing with third-party software products. The Company capitalized research and development costs of $5.6 million, $4.4 million and $4.3 million for the years ended June 30, 2000, 1999 and 1998, respectively. Software development costs capitalized in a given period are dependent upon the nature and state of the development process and are recorded in accordance with Statement of Financial Accounting Standards No. 86. Upon general release of a product, related capitalized costs are amortized over three years and recorded as license fee cost of revenue.

     The Company incurred nonrecurring charges of approximately $638,000 in fiscal 2000, $835,000 in fiscal 1999 and $6.5 million in fiscal 1998, relating to the write-off of acquired in-process technology in conjunction with the Pritsker Corporation, Distribution Architects International, Inc. and Profit Solutions, Inc. acquisitions, respectively.

  Non-recurring Charges Related to Divested Operations

     On July 17, 2000, the Company announced that it is terminating the operations of its e-Mongoose, Inc. subsidiary. In connection with this announcement, the Company has determined that capitalized software costs associated with e-Mongoose, Inc. are not recoverable and, accordingly, at June 30, 2000, the Company has recognized an impairment charge of $1.8 million related to these unrecoverable costs. The Company has also determined that certain accounts receivable of e-Mongoose, Inc. are not collectible and, accordingly, at June 30, 2000, the Company has reserved $714,000 of uncollectible accounts receivable. In addition, effective June 21, 2000, the Company sold certain assets of its Visual Applications Software, Inc. subsidiary. The Company has recognized a $429,000 net loss in connection with the sale. The impairment charge, reserve for uncollectible accounts receivable and the loss associated with the sale of assets are included in "non-recurring charges related to divested operations."

  Provision for Income Taxes

     The effective tax rates for the years ended June 30, 2000, 1999, and 1998 were (13%), 44% and 174% respectively. The effective tax rate in fiscal 2000 differs from the expected corporate tax rate primarily due to a gain on the sale of foreign operations and a valuation allowance offset to net operating losses of certain foreign subsidiaries. In addition, the effective tax rates for fiscal years 2000, 1999 and 1998 were impacted by:

(i) acquisition research and development write-offs of $638,000, $835,000, and $6.5 million respectively, which are not deductible for income tax purposes;
(ii) the amount of foreign taxable earnings in countries with higher effective tax rates; and (iii) the non-deductibility of the amortization of goodwill.

QUARTERLY RESULTS

     The following table sets forth certain unaudited operating results for each of the eight quarters in the two year period ended June 30, 2000. This information has been prepared by the Company on the same basis as its audited, consolidated financial statements, and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the Company's audited, consolidated financial statements and the notes thereto.

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

                                                                      THREE MONTHS ENDED
                                    --------------------------------------------------------------------------------------
                                    JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30
                                      2000       2000       1999       1999        1999       1999       1998       1998
                                    --------   --------   --------   ---------   --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue.......................  $30,989    $31,468    $34,380     $32,071    $37,755    $31,325    $33,101    $26,891
Cost of revenue...................   15,839     14,128     15,654      14,367     15,861     13,249     12,719     10,196
                                    -------    -------    -------     -------    -------    -------    -------    -------
  Gross margin....................   15,150     17,340     18,726      17,704     21,894     18,076     20,382     16,695
Operating expenses:
  Selling, general and
    administrative................   17,729     14,203     13,268      11,590     16,773     13,647     13,774     12,607
  Research and product
    development...................    4,103      3,944      4,026       3,611      3,155      2,617      2,249      2,196
  Amortization of intangibles from
    acquisitions..................    1,130        934        764         765        564        533        557        486
  Acquired research and
    development write-off.........       --        638         --          --        835         --         --         --
  Non-recurring charges related to
    divested operations...........    3,011         --         --          --         --         --         --         --
                                    -------    -------    -------     -------    -------    -------    -------    -------
         Total operating
           expenses...............   25,973     19,719     18,058      15,966     21,327     16,797     16,580     15,289
                                    -------    -------    -------     -------    -------    -------    -------    -------
Operating income (loss)...........  (10,823)    (2,379)       668       1,738        567      1,279      3,802      1,406
Other income (expense), net.......     (247)      (252)      (196)       (271)        34         26         80         11
                                    -------    -------    -------     -------    -------    -------    -------    -------
Income (loss) before income
  taxes...........................  (11,070)    (2,631)       472       1,467        601      1,305      3,882      1,417
Provision (benefit) for income
  taxes...........................   (1,536)      (777)       184         572        571        522      1,553        560
                                    -------    -------    -------     -------    -------    -------    -------    -------
Net income (loss).................  $(9,534)   $(1,854)   $   288     $   895    $    30    $   783    $ 2,329    $   857
                                    =======    =======    =======     =======    =======    =======    =======    =======
Basic earnings (loss) per share...  $ (1.27)   $ (0.25)   $  0.04     $  0.12    $  0.00    $  0.12    $  0.35    $  0.13
                                    =======    =======    =======     =======    =======    =======    =======    =======
Diluted earnings (loss) per
  share...........................  $ (1.27)   $ (0.25)   $  0.04     $  0.12    $  0.00    $  0.11    $  0.32    $  0.12
                                    =======    =======    =======     =======    =======    =======    =======    =======
Diluted earnings (loss) per share
  exclusive of acquired research &
  development write-off...........  $ (1.27)   $ (0.16)   $  0.04     $  0.12    $  0.12    $  0.11    $  0.32    $  0.12
                                    =======    =======    =======     =======    =======    =======    =======    =======
Weighted average number of common
  shares outstanding..............    7,503      7,428      7,357       7,354      6,874      6,700      6,648      6,622
Weighted average number of common
  shares outstanding assuming
  dilution........................    7,503      7,428      7,836       7,720      7,207      7,309      7,281      7,260

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities increased from $5.5 million in fiscal 1999 to $5.9 million in fiscal 2000. During fiscal 1999, cash provided by operating activities were primarily provided by earnings of $4.0 million adjusted for non-cash items of $10.1 million plus an increase in deferred revenue of $4.0 million, the sum of which, were partially offset by an increase in accounts receivable of $11.8 million. In fiscal 2000, cash provided by operating activities were primarily provided by the adjustment for non-cash items of $13.5 million plus a decrease in accounts receivable of $6.1 million, the sum of which, were partially offset by a net loss of $10.2 million plus a decrease in accounts payable and accrued expenses of $3.3 million.

     The Company calculates accounts receivable days sales outstanding as the ratio of the year-end accounts receivable to the sum of quarterly revenues, multiplied by the number of days in the period. Trade accounts receivable days sales outstanding were 104 days at June 30, 2000 in comparison to 110 days at June 30, 1999. The decrease in the days sales outstanding since June 30, 1999 was primarily due to strong collection efforts during the second half of fiscal 2000.

     For fiscal years 2000 and 1999, cash provided by operations was used primarily to fund software development costs, to purchase computer equipment and to fund acquisitions. In fiscal 2000, additional sources of cash included proceeds from the sale of Visual Applications Software, Inc. and the issuance of convertible preferred stock and warrants to purchase common stock, the sum of which, were partially offset by a pay down on the Company's line of credit. Cash at June 30, 2000 increased to $11.9 million from $5.2 million at June 30, 1999.

     Working capital was $19.3 million at June 30, 2000 compared to $21.9 million at June 30, 1999. The decrease in working capital during fiscal 2000 is primarily attributable to the decrease in trade accounts receivable resulting from the decline in revenue growth compounded by the increase in deferred revenue due to the increased Symix customer base and renewed service contracts.

     In addition to its present working capital, the Company has a $15.0 million secured revolving bank line of credit that expires in fiscal 2002. The line of credit is secured primarily by the Company's trade accounts receivable and certain other assets. As of June 30, 2000, $3.0 million was drawn under the line of credit to fund the Company's working capital needs. Also as of June 30, 2000, the Company was not in compliance with certain covenants under this agreement as a result of its reported losses for the quarter ended as of that date. The Company's bank has proposed certain amendments to the current credit facility and has provided a waiver relating to noncompliance upon execution of the amended credit facility. The noncompliance does not relate to any payment due under the credit facility. The waiver is for the period from June 30, 2000 to the date of execution of the amendment. Execution of the waiver is solely within the discretion of the Company. The Company intends to execute the waiver by November 15, 2000 if the Company is unable to obtain alternative financing that is more favorable.

     Over the last several months, the Company has been exploring alternative credit arrangements with its current bank and with other banks and credit institutions and has received several proposals that are similar to the proposal made by the Company's current bank. Generally, these proposed credit arrangements would provide lines of credit ranging from $15 million to $20 million for up to three years. Availability under these proposed credit arrangements would be based on qualifying accounts receivable under various formulas and will be secured by the Company's trade accounts receivable and certain other assets similar to the current credit facility. The proposals have differing financial covenants, but the Company believes that any final arrangement would have a limited number of such covenants, generally relating to maintenance of net worth. The Company's accounts receivable would be secured under all or any of the proposed arrangements.

     The Company expects to complete the execution of a new credit arrangement during the second quarter of the current fiscal year. Under any of the proposed arrangements, the Company anticipates that cash on hand, cash flow from operations and the bank line of credit will be sufficient to satisfy expected cash needs for the next 12 months.

INFLATION AND INTEREST RATES

     The Company has not been significantly affected by inflation in recent years and anticipates that it will not be significantly affected by inflation in fiscal 2001. A material change in interest rates could have an impact on the Company's financial results, as the Company is presently paying a variable interest rate on its outstanding debt.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     CERTAIN STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K AND OTHER WRITTEN AND ORAL STATEMENTS MADE FROM TIME TO TIME BY THE COMPANY ARE "FORWARD-LOOKING" STATEMENTS, INCLUDING STATEMENTS REGARDING FUTURE ECONOMIC PERFORMANCE OF THE COMPANY AND THE PLANS, OBJECTIVES AND EXPECTATIONS OF THE COMPANY'S MANAGEMENT. THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "ESTIMATE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS PROVIDE CURRENT EXPECTATIONS AND FORECASTS OF FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, KNOWN AND UNKNOWN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE PLANS, OBJECTIVES AND EXPECTATIONS REFLECTED IN OR SUGGESTED BY THE FORWARD-LOOKING STATEMENTS ARE BASED UPON REASONABLE ASSUMPTIONS, NO ASSURANCE CAN BE GIVEN THAT SUCH PLANS, OBJECTIVES OR EXPECTATIONS WILL BE ACHIEVED. IN SOME CASES, INFORMATION REGARDING CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM A FORWARD-LOOKING STATEMENT APPEAR TOGETHER WITH SUCH STATEMENT. OTHER UNCERTAINTIES AND RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S TRANSITION TO E-BUSINESS; THE DEMAND FOR AND MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS AND SERVICES; THE IMPACT OF COMPETITIVE PRODUCTS; THE COMPANY'S ABILITY TO MAINTAIN EFFICIENT MARKETING AND DISTRIBUTION OPERATIONS DOMESTICALLY AND INTERNATIONALLY; FUTURE WORLDWIDE POLITICAL, ECONOMIC, COMPETITIVE AND MARKET CONDITIONS; THE COMPANY'S ABILITY TO ATTRACT AND RETAIN HIGHLY SKILLED TECHNICAL, MANAGERIAL, SALES, MARKETING, SERVICE AND SUPPORT STAFF AND TO RETAIN KEY TECHNICAL AND MANAGEMENT PERSONNEL; TIMING OF PRODUCT DEVELOPMENT AND GENERAL RELEASE; EXCHANGE RATE FLUCTUATIONS; THE COMPANY'S ABILITY TO PROTECT ITS PROPRIETARY TECHNOLOGY; RISKS GENERALLY ASSOCIATED WITH NEW PRODUCT INTRODUCTION; PRODUCT PRICING; AND OTHER FACTORS DETAILED IN THIS ANNUAL REPORT ON FORM 10-K AND IN OTHER FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. IT IS NOT POSSIBLE TO IDENTIFY OR FORESEE ALL SUCH RISKS OR UNCERTAINTIES. CONSEQUENTLY, THE FOREGOING SHOULD NOT BE CONSIDERED AN EXHAUSTIVE STATEMENT OF ALL RISKS, UNCERTAINTIES OR POTENTIALLY INACCURATE ASSUMPTIONS RELATING TO SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY IS NOT OBLIGATED TO UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW EVENTS OR CIRCUMSTANCES.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

FOREIGN EXCHANGE

     Symix's revenue originating outside the United States was 20% and 22% of total revenues in fiscal 2000 and fiscal 1999, respectively. In fiscal 2000, international revenues from each geographic region were: Europe 11% of total revenues and Asia Pacific 9% of total revenues. In fiscal 1999, the percentages were Europe 13% and Asia Pacific 9%. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

     To date, the Company has not realized material fluctuations due to foreign exchange rates. Due to the growth of the international business, however, management is reviewing the possibility of a foreign exchange hedge program in order to minimize this particular exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   26
Consolidated Statements of Operations -- Years ended June
  30, 2000, 1999 and 1998...................................   27
Consolidated Balance Sheets -- June 30, 2000 and 1999.......   28
Consolidated Statements of Cash Flows -- Years ended June
  30, 2000, 1999, and 1998..................................   30
Consolidated Statements of Shareholders' Equity -- Years
  ended June 30, 2000, 1999, and 1998.......................   31
Notes to Consolidated Financial Statements -- June 30,
  2000......................................................   32
Financial statement schedule:
Schedule II -- Valuation and Qualifying Accounts............   44

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     In accordance with general instruction G(3) of this Form 10-K, the information required by this Item and contained under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Symix's definitive proxy statement for its annual meeting of shareholders, to be held on November 8, 2000, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of Symix's fiscal year, is incorporated herein by this reference, except that certain information required by Item 10 with respect to executive officers of Symix is set forth in Part I hereof under "Item 1. Business -- Executive Officers of the Registrant".

ITEM 11.  EXECUTIVE COMPENSATION.

     In accordance with general instruction G(3) of this Form 10-K, the information required by this Item and contained under the captions "Compensation, Meetings and Committees of Directors" and "Executive Compensation" in Symix's definitive proxy statement for its annual meeting of shareholders, to be held on November 8, 2000, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of Symix's fiscal year, is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     In accordance with general instruction G(3) of this Form 10-K, the information required by this Item and contained under the caption "Principal Holders of Securities" in Symix's definitive proxy statement for its annual meeting of shareholders, to be held on November 8, 2000, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of Symix's fiscal year, is incorporated herein by this reference.

ITEM 13.  CERTAIN BENEFICIAL RELATIONSHIPS AND RELATED TRANSACTIONS.

     In accordance with general instruction G(3) of this Form 10-K, the information required by this Item and contained under the caption "Executive Compensation -- Certain Transaction and Relationships" in Symix's definitive proxy statement for its annual meeting of shareholders, to be held on November 8, 2000, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of Symix's fiscal year covered by this report, is incorporated herein by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Documents Filed as Part of This Report:

    1         Financial Statements
              See Item 8. -- Index to Financial Statements and Financial
              Statement Schedules

    2         Financial Statement Schedules
              See Item 8. -- Index to Financial Statements and Financial
              Statement Schedules

    3         Exhibits:
              See Exhibit Index in this Report.

     (b) Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of September, 2000.

                                            SYMIX SYSTEMS, INC.

                                            By /s/ Stephen A. Sasser
                                              ----------------------------------
                                              Stephen A. Sasser
                                              President and Chief Executive
                                               Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 26th day of September, 2000.

                   SIGNATURE                                               TITLE
                   ---------                                               -----

Lawrence J. Fox*                                    Chairman of the Board and Director
------------------------------------------------
Lawrence J. Fox

/s/ Stephen A. Sasser                               President, Chief Executive Officer and Director
------------------------------------------------
Stephen A. Sasser

/s/ Lawrence W. DeLeon                              Executive Vice President, Symix Worldwide Field
------------------------------------------------    Operations, Acting Principal Financial Officer and
Lawrence W. DeLeon                                  Acting Principal Accounting Officer

John T. Tait*                                       Director
------------------------------------------------
John T. Tait

Duke W. Thomas*                                     Director
------------------------------------------------
Duke W. Thomas

Larry L. Liebert*                                   Director
------------------------------------------------
Larry L. Liebert

James A. Rutherford*                                Director
------------------------------------------------
James A. Rutherford

Roger D. Blackwell*                                 Director
------------------------------------------------
Roger D. Blackwell

Guy de Chazal*                                      Director
------------------------------------------------
Guy de Chazal

Barry Goldsmith*                                    Director
------------------------------------------------
Barry Goldsmith

* By Power of Attorney

/s/ Lawrence W. DeLeon
------------------------------------------------
Lawrence W. DeLeon (Attorney-in-Fact)

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Symix Systems, Inc.

     We have audited the accompanying consolidated balance sheets of Symix Systems, Inc. and Subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symix Systems, Inc. and Subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

                                          /s/ Ernst & Young LLP

Columbus, Ohio
July 27, 2000

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED JUNE 30,
                                                              -------------------------------------
                                                                 2000          1999         1998
                                                              ----------    ----------    ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
License fees................................................   $ 57,858      $ 67,423      $58,498
Service, maintenance and support............................     71,050        61,649       39,099
                                                               --------      --------      -------
  Net revenue...............................................    128,908       129,072       97,597
Cost of revenue:
License fees................................................     19,636        18,317       14,746
Service, maintenance and support............................     40,352        33,708       20,955
                                                               --------      --------      -------
  Cost of revenue...........................................     59,988        52,025       35,701
                                                               --------      --------      -------
  Gross margin..............................................     68,920        77,047       61,896
Selling, general and administrative.........................     56,790        56,801       43,995
Research and development....................................     15,684        10,217        7,901
Amortization of intangibles from acquisitions...............      3,593         2,140        1,479
Acquisition research and development write-off..............        638           835        6,503
Non-recurring charges related to divested operations........      3,011            --           --
                                                               --------      --------      -------
          Total operating expenses..........................     79,716        69,993       59,878
                                                               --------      --------      -------
  Operating income (loss)...................................    (10,796)        7,054        2,018
Other income (expense), net.................................       (966)          151         (178)
                                                               --------      --------      -------
  Income (loss) before income taxes.........................    (11,762)        7,205        1,840
Provision (benefit) for income taxes -- Note F..............     (1,557)        3,206        3,196
                                                               --------      --------      -------
  Net income (loss).........................................   $(10,205)     $  3,999      $(1,356)
                                                               ========      ========      =======
Basic EPS:
  Net income (loss) per share...............................   $  (1.38)     $   0.60      $ (0.21)
                                                               ========      ========      =======
Diluted EPS:
  Net income (loss) per share...............................   $  (1.38)     $   0.55      $ (0.21)
                                                               ========      ========      =======
Weighted average number of common shares outstanding........      7,411         6,711        6,317
Weighted average number of common shares outstanding
  assuming dilution.........................................      7,411         7,264        6,317

                 See notes to consolidated financial statements

                          CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,     JUNE 30,
                                                                2000         1999
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $11,868      $ 5,236
  Trade accounts receivable, less allowance for doubtful
     accounts of $2,075 at June 30, 2000 and $1,500 at June
     30, 1999...............................................    36,956       46,251
  Inventories...............................................       861          767
  Prepaid expenses..........................................     2,610        2,518
  Other receivables.........................................       988        1,346
  Income tax benefit........................................     1,867           --
  Deferred income taxes -- Note F...........................     1,510          811
                                                               -------      -------
          Total current assets..............................    56,660       56,929

Other assets:
  Capitalized software, net of accumulated amortization of
     $13,687 at June 30, 2000 and $10,833 at June 30,
     1999...................................................    18,329       16,250
  Intangibles, net..........................................     9,113        7,191
  Deposits and other assets.................................     2,280        2,033
                                                               -------      -------
                                                                29,722       25,474

Equipment and improvements:
  Furniture and fixtures....................................     3,568        3,101
  Computer and other equipment..............................    18,410       15,767
  Leasehold improvements....................................     1,535        1,472
                                                               -------      -------
                                                                23,513       20,340
  Less allowance for depreciation and amortization..........    15,527       12,143
                                                               -------      -------
                                                                 7,986        8,197
                                                               -------      -------
          Total assets......................................   $94,368      $90,600
                                                               =======      =======

                 See notes to consolidated financial statements

                                                              JUNE 30,     JUNE 30,
                                                                2000         1999
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses -- Note G...........   $13,613      $16,200
  Deferred revenue..........................................    18,223       17,209
  Income taxes payable......................................        --          470
  Current portion of long-term obligations -- Note I........     5,476        1,124
                                                               -------      -------
          Total current liabilities.........................    37,312       35,003
Long-term obligations -- Note I.............................       169          392
Bank credit agreement -- Note E.............................     3,000        5,367
Deferred income taxes -- Note F.............................     4,167        5,417
Minority interest -- Note K.................................     2,146        2,020
Series A Convertible Participating Preferred Stock, no par
  value, 1,000,000 shares authorized, 566,933 shares issued
  and outstanding, liquidation preference $24 per
  share -- Note L...........................................    10,865           --

Shareholders' equity -- Note C
  Common stock, authorized 20,000 shares; issued 7,807
     shares at June 30, 2000 and 7,654 shares at June 30,
     1999; at stated capital amounts of $.01 per share......        78           76
  Capital in excess of stated value.........................    37,216       32,363
  Retained earnings.........................................     3,292       13,496
  Accumulated other comprehensive loss......................    (2,557)      (2,214)
                                                               -------      -------
                                                                38,029       43,721

Less: Common stock in treasury:
  304 shares, at cost.......................................    (1,320)      (1,320)
                                                               -------      -------
          Total shareholders' equity........................    36,709       42,401
                                                               -------      -------
          Total liabilities and shareholders' equity........   $94,368      $90,600
                                                               =======      =======

                 See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED JUNE 30,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
                                                                       (IN THOUSANDS)
Increase (decrease) in cash
Operating activities:
Net income (loss)...........................................  $(10,205)   $  3,999    $ (1,356)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Acquisition research and development write-off............       638         835       6,503
  Depreciation and amortization.............................    11,429       8,510       6,220
  Net loss on disposal of assets............................       162          --          --
  Write-off of goodwill associated with sale of Visual
    Applications Software, Inc..............................     1,219          --          --
  Capitalized software impairment charge....................     1,825          --          --
  Provision for losses on accounts receivable...............       575         437         353
  Provision for deferred income taxes.......................    (2,333)        362         572
  Changes in operating assets and liabilities:
       Trade accounts receivable............................     6,114     (11,829)    (11,942)
       Prepaid expenses and other receivables...............       368      (1,344)       (181)
       Inventory............................................       (95)       (277)       (133)
       Deposits and other assets............................      (295)       (343)     (1,084)
       Accounts payable and accrued expenses................    (3,354)      1,688       5,285
       Customer deposits....................................       (88)       (153)        (14)
       Deferred revenue.....................................     1,267       3,996       2,831
       Income taxes payable/refundable......................    (1,331)       (407)      1,721
                                                              --------    --------    --------
       Net cash provided by operating activities............     5,896       5,474       8,775
                                                              --------    --------    --------

Investing activities:
Purchase of equipment and improvements......................    (4,496)     (3,624)     (3,273)
Additions to purchased and developed software...............    (7,009)     (4,871)     (4,667)
Proceeds from sale of subsidiary............................     2,585          --          --
Purchase of subsidiaries, net of cash acquired..............    (2,116)     (1,069)       (699)
                                                              --------    --------    --------
       Net cash used by investing activities................   (11,036)     (9,564)     (8,639)
                                                              --------    --------    --------

Financing activities:
  Proceeds from issuance of convertible preferred stock.....    10,865          --          --
  Proceeds from issuance of common stock warrants...........     2,510          --          --
  Proceeds from issuance of common stock and exercise of
    stock options...........................................     1,408       1,004         815
Additions to long-term obligations, net of payments.........    (3,112)      2,204       1,152
Additions to paid in capital................................        --          --       2,000
                                                              --------    --------    --------
       Net cash provided by financing activities............    11,671       3,208       3,967
                                                              --------    --------    --------
Effect of exchange rate changes on cash.....................       101           3        (320)
                                                              --------    --------    --------
Net increase (decrease) in cash.............................     6,632        (879)      3,783
Cash at beginning of period.................................     5,236       6,115       2,332
                                                              --------    --------    --------
Cash at end of period.......................................  $ 11,868    $  5,236    $  6,115
                                                              --------    --------    --------
Supplemental disclosure of cash flow information:

Cash paid during the period for:
    Interest................................................  $    782    $    320    $    374
                                                              --------    --------    --------
    Income taxes (net of refunds)...........................     1,756       2,381          78
                                                              --------    --------    --------

                 See notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                    ACCUMULATED
                                                 CONVERTIBLE               CAPITAL                     OTHER
                               COMMON   SHARES    PREFERRED    SHARES    IN EXCESS OF   RETAINED   COMPREHENSIVE
                               STOCK    AMOUNT      STOCK      AMOUNT    STATED VALUE   EARNINGS      INCOME
                               ------   ------   -----------   -------   ------------   --------   -------------
                                                                (IN THOUSANDS)
Balances at June 30, 1997....  6,160     $62         125       $ 1,031     $13,291      $ 10,853      $  (556)
Issuance of shares on
  exercise of stock
  options....................     97       1                                   617
Tax benefit on stock options
  exercised..................                                                  459
Issuance of shares for
  employee stock purchase
  plan.......................     36                                           257
Compensatory portion of stock
  options granted............                                                  150
Issuance of shares and
  options related to
  acquisition................    485       5                                 9,163
Net loss.....................                                                             (1,356)
Foreign currency translation
  adjustments................                                                                          (1,356)
Comprehensive loss...........
                               -----     ---        ----       -------     -------      --------      -------
Balances at June 30, 1998....  6,778      68         125         1,031      23,937         9,497       (1,912)
Issuance of shares on
  exercise of stock
  options....................     75       1                                   516
Tax benefit on stock options
  exercised..................                                                  330
Exercise of convertible
  preferred shares...........    144       1        (125)       (1,031)      1,341
Issuance of shares for
  employee stock purchase
  plan.......................     38                                           533
Compensatory portion of stock
  options granted............                                                  140
Issuance of shares related to
  acquisition................    619       6                                 5,566
Net income...................                                                              3,999
Foreign currency translation
  adjustments................                                                                            (302)
Comprehensive income.........
                               -----     ---        ----       -------     -------      --------      -------
Balances at June 30, 1999....  7,654      76          --            --      32,363        13,496       (2,214)
Issuance of shares on
  exercise of stock
  options....................    118       2                                   789
Tax benefit on stock options
  exercised..................                                                  754
Issuance of shares for
  employee stock purchase
  plan.......................     35                                           577
Compensatory portion of stock
  options granted............                                                  220
Issuance of shares related to
  acquisition................                                                    3
Fair market value of common
  stock warrants issued......                                                2,510
Net loss.....................                                                            (10,204)
Foreign currency translation
  adjustment.................                                                                            (343)
Comprehensive loss...........
                               -----     ---        ----       -------     -------      --------      -------
Balances at June 30, 2000....  7,807     $78          --            --     $37,216      $  3,292      $(2,557)


                                              TOTAL
                               TREASURY   SHAREHOLDERS'
                                STOCK        EQUITY
                               --------   -------------
                                    (IN THOUSANDS)
Balances at June 30, 1997....  $(1,320)     $ 23,361
Issuance of shares on
  exercise of stock
  options....................                    618
Tax benefit on stock options
  exercised..................                    459
Issuance of shares for
  employee stock purchase
  plan.......................                    257
Compensatory portion of stock
  options granted............                    150
Issuance of shares and
  options related to
  acquisition................                  9,168
Net loss.....................                 (1,356)
Foreign currency translation
  adjustments................                 (1,356)
                                            --------
Comprehensive loss...........                 (2,712)
                               -------      --------
Balances at June 30, 1998....   (1,320)       31,301
Issuance of shares on
  exercise of stock
  options....................                    517
Tax benefit on stock options
  exercised..................                    330
Exercise of convertible
  preferred shares...........                    311
Issuance of shares for
  employee stock purchase
  plan.......................                    533
Compensatory portion of stock
  options granted............                    140
Issuance of shares related to
  acquisition................                  5,572
Net income...................                  3,999
Foreign currency translation
  adjustments................                   (302)
                                            --------
Comprehensive income.........                  3,697
                               -------      --------
Balances at June 30, 1999....   (1,320)       42,401
Issuance of shares on
  exercise of stock
  options....................                    791
Tax benefit on stock options
  exercised..................                    754
Issuance of shares for
  employee stock purchase
  plan.......................                    577
Compensatory portion of stock
  options granted............                    220
Issuance of shares related to
  acquisition................                      3
Fair market value of common
  stock warrants issued......                  2,510
Net loss.....................                (10,204)
Foreign currency translation
  adjustment.................                   (343)
                                            --------
Comprehensive loss...........                (10,547)
                               -------      --------
Balances at June 30, 2000....  $(1,320)     $ 36,709

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The accompanying financial statements include the accounts of Symix Systems, Inc. ("Symix" or the "Company"), and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

     Organization: Symix designs, develops, markets and supports integrated enterprise software solutions for mid-market, discrete manufacturers, distributors and business units of larger companies. The Company sells a comprehensive suite of integrated business to business ("b2b") e-business offerings that support customer relationship management, web based procurement and supply chain management activities as well as the traditional "back office" requirements for manufacturing, distribution and financial management. Founded in 1979, Symix is headquartered in Columbus, Ohio, employing 867 people, with direct sales and support offices in the Americas, Europe and Asia Pacific.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Revenue Recognition: In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement Of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on recognizing revenue on software transactions and supersedes SOP 91-1. Further guidance was published during 1998 in SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." The Company adopted the provisions of SOP 97-2 effective July 1, 1998 and SOP 98-9 in the first quarter of fiscal 2000.

     Revenue is derived principally from the sale of internally produced software products and maintenance and support agreements from software sales. The Company licenses software generally under non-cancelable license agreements and provides product support services and periodic updates including training, installation, consulting and maintenance. License fee revenues are generally recognized when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. For customer license agreements, which meet these recognition criteria, the portion of the fees related to software licenses will generally be recognized in the current period, while the portion of the fees related to services is recognized as the services are performed. Revenue from maintenance and support agreements is billed periodically, deferred and recognized ratably over the life of the agreements. Revenue from consulting, education and other services is recognized as the services are provided.

     The Company establishes allowances to provide for uncollectible trade receivables and anticipated adjustments to amounts previously billed.

     Capitalized Software: Capitalized software is stated at the lower of cost or net realizable value. The Company capitalizes the cost of purchased software and the qualifying internal cost of developing its software products in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalized software costs are amortized by the straight-line method using estimated useful lives of three to five years. Amortization expense was $4,033,000, $2,980,000, and $2,115,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

     Inventories: Inventories consist primarily of software-related products that are held for resale. The Company values inventory at the lower of cost or market. Cost is determined using the specific identification method.

     Equipment and Improvements: Equipment and improvements are stated on the basis of cost. Provisions for depreciation and amortization are computed by the straight-line method over the estimated lives of the related assets. Depreciation expense was $3,618,000, $3,221,000 and $2,434,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

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

     Income Taxes: The Company accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Earnings Per Share: The Company computes earnings per share in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, basic earnings per share computations are based on the weighted-average number of common shares outstanding during the period presented. Diluted earnings per share calculations reflect the assumed exercise and conversion of employee stock options, warrants and convertible preferred stock.

     Comprehensive Income: The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") as of July 1, 1998. SFAS 130 requires disclosure of the components of total non-stockholder changes in equity as comprehensive income. The Company's only items that meet the definition for adjustment to arrive at comprehensive income are changes in cumulative translation adjustments.

     Stock-based Compensation: The Company accounts for stock compensation arrangements in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") is disclosed in "Note
C -- Common Stock and Stock Options".

     Preferred Stock: The Company's Amended Articles of Incorporation, as amended, authorize 1,000,000 shares of preferred stock, no par value. The Board of Directors is authorized to determine the rights and preferences of these shares. See Note L.

     Cash and Cash Equivalents: The Company considers all demand deposits and highly liquid investments with a maturity of three months or less as cash equivalents.

     Intangible Assets: Intangible assets consist principally of goodwill and other intangible assets resulting from acquisitions accounted for using the purchase method of accounting. The intangible assets are amortized using the straight-line method over a period of three to ten years. The amortization expense of intangible assets relating to acquired businesses was $3,593,000, $2,140,000, and $1,479,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

     Long-lived Assets: The carrying values of long-lived assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the applicable long-lived asset will not be recoverable, as determined based on the undiscounted cash flows of the asset, the carrying value of the asset will be reduced to fair value.

     Reclassification: Certain reclassifications have been made to prior year amounts to conform to the 2000 presentation.

     Effect of New Accounting Standards: The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, in 1998 and SFAS No. 137, Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133, in 1999. The statements require that all derivatives be recorded as either assets or liabilities in the balance sheet and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has assessed the impact of these statements on the consolidated financial statement and does not believe these statements will have a significant impact at the present time. On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation clarifies guidance for certain issues that arose in the application of APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has assessed the impact of this Interpretation on the Company's consolidated financial statements and has determined that it will not have an impact at the present time.

NOTE B -- LEASES

     The Company has entered into certain operating lease agreements for the rental of office facilities and computer equipment. The facility leases provide for annual rentals which are subject to escalation for increased operating costs.

     Amounts expensed under all operating lease agreements were: $4,822,000, $4,415,000 and $3,727,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

     The following is a schedule of future minimum lease payments required under capital and operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2000:

                                                              CAPITAL    OPERATING
                        FISCAL YEARS                           LEASE       LEASE
                        ------------                          -------    ---------
                                                                 (IN THOUSANDS)
     2001...................................................   $178       $3,752
     2002...................................................     87        2,493
     2003...................................................     24        1,212
     2004...................................................     --          835
     2005 and thereafter....................................     --          396
                                                               ----       ------
Total minimum payments......................................    289       $8,688
                                                                          ======
Less amount representing interest...........................     12
                                                               ----
Present value of future minimum lease payments..............   $277
                                                               ====

NOTE C -- COMMON STOCK AND STOCK OPTIONS

     The Company has a non-qualified stock option plan ("the Plan") that provides for the granting of options to officers and other key employees for common shares at purchase prices of not less than the fair market value on the date of the grant as determined by the Stock Option Committee of the Board of Directors. The maximum number of common shares which may be optioned under the Plan was 2,653,070 as of June 30, 2000. Options under the Plan generally vest over periods of up to four years and must be exercised within ten years of the date of grant. In addition, shareholder approval was obtained on November 17, 1999 for a separate non-qualified stock option plan ("the 1999 Plan"). The 1999 Plan also provides for the granting of options to officers and key employees for common shares at purchase prices of not less than the fair market value on the date of the grant as determined by the Stock Option Committee of the Board of Directors. The maximum number of common shares which may be optioned under the 1999 Plan was 600,000 as of June 30, 2000. Options under the 1999 Plan generally vest over periods of up to four years and must be exercised within ten years of the date of the grant.

     The Company also has a non-qualified stock option plan for Key Executives ("Key Executives Plan"). A total of 400,000 common shares are designated for issuance under the Key Executives Plan. The Stock Option Committee of the Board of Directors is authorized to set the price and terms and conditions of the options granted under the Key Executives Plan. Options under the Key Executives Plan must be exercised within ten years of the date of the grant.

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

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest rates of 6.5%, 6.0% and 6.5%, respectively; no dividend yield; volatility factor of the Company's common shares of 0.9, 0.5 and 0.4, respectively; and a weighted-average expected life of each option of 7 years in 2000 and 6 years for 1999 and 1998.

     If the Company had elected to recognize compensation cost based on the fair value of options at the grant date (which includes shares issuable under the Employee Stock Purchase Plan -- see Note D) as prescribed by SFAS 123, the following table displays what reported net income (loss) and per share amounts would have been:

                                                         PRO FORMA YEAR ENDED JUNE 30,
                                                         -----------------------------
                                                           2000       1999      1998
                                                         --------    ------    -------
                                                             (IN THOUSANDS, EXCEPT
                                                                PER SHARE DATA)
Net income (loss)......................................  $(11,402)   $2,955    $(2,047)
Net income (loss) per share............................  $  (1.54)   $ 0.41    $ (0.32)

     The pro forma financial effects of applying SFAS 123 may not be representative of the pro forma effects on reported results of operations for future years.

     Information with respect to options granted under the three Plans is as follows:

                                                                             WEIGHTED-
                                                               NUMBER      AVERAGE PRICE
                                                              OF SHARES      PER SHARE
                                                              ---------    -------------
Outstanding at June 30, 1997................................  1,477,750       $ 5.61
Granted.....................................................    256,630        15.29
Cancelled...................................................    (18,638)        8.04
Exercised...................................................    (96,207)        6.42
Outstanding at June 30, 1998................................  1,619,535         7.17
Granted.....................................................    263,050        15.92
Cancelled...................................................    (52,425)       11.81
Exercised...................................................    (74,888)        6.90
Outstanding at June 30, 1999................................  1,755,272         8.26
Granted.....................................................    377,100         9.69
Cancelled...................................................    (79,150)       13.00
Exercised...................................................   (117,300)        6.73
Outstanding at June 30, 2000................................  1,935,922       $ 8.44

     The following table summarizes information regarding stock options outstanding as of June 30, 2000:

                                           OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                          ------------------------------------------------------   -----------------------------------
                                                WEIGHTED-AVG.
                          NUMBER OUTSTANDING      REMAINING       WEIGHTED-AVG.    NUMBER EXERCISABLE   WEIGHTED-AVG.
RANGE OF EXERCISE PRICES     AT 6/30/2000      CONTRACTUAL LIFE   EXERCISE PRICE      AT 6/30/2000      EXERCISE PRICE
------------------------  ------------------   ----------------   --------------   ------------------   --------------
$ 3.82-$ 3.82.........          400,000              5.00             $ 3.82             400,000            $ 3.82
  3.83-  5.66.........          389,500              4.25               5.02             389,500              5.02
  5.67-  8.06.........          387,375              6.32               7.59             296,374              7.53
  8.07- 10.69.........          414,571              9.13               9.56              33,146             10.17
 10.70- 14.81.........          129,426              7.15              13.17              84,376             12.73
 14.82- 18.63.........           87,250              7.76              18.31              46,313             18.29
 18.64- 20.50.........          115,800              8.03              20.50              27,320             20.50
 20.51- 27.78.........           12,000              8.64              22.96               2,500             22.46
$ 3.82-$27.78.........        1,935,922              6.47             $ 8.44           1,279,529            $ 6.71

     The weighted-average fair value of options granted during the years ended June 30, 2000, 1999 and 1998 was $5.92, $5.39 and $4.63, respectively. At June
30, 2000, options for 1,279,529 shares were exercisable and 515,679 shares remained available for grant.

NOTE D -- EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) plan that covers substantially all employees over 21 years of age. The Company contributes to the plan based upon employee contributions and may make additional contributions at the discretion of the Board of Directors. The Company made contributions to this plan of approximately $683,000 $608,000 and $496,000, for the years ended June 30, 2000, 1999 and
1998, respectively.

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

NOTE E -- LINE OF CREDIT

     In June 1998, the Company entered into a revolving credit facility with a bank (the "Credit Facility") which, as amended and restated in May 2000, provides for a $15.0 million secured revolving line of credit that expires on the earlier of a) July 1, 2001, or b) the date the amounts borrowed become due and payable. The line of credit is secured primarily by the Company's trade accounts receivable and certain other assets. Borrowings under the credit facility bear interest at either the bank prime rate (prime rate at June 30, 2000 was 9.5%) or, at the Company's option, the LIBOR rate as adjusted for performance based pricing (LIBOR rate at June 30, 2000 was 8.6475%). The Company is required to pay a fee of .25% per year on the unused portion of the Credit Facility. Borrowings on the line of credit were $3,000,000 at June 30, 2000 and $5,367,000 at June 30, 1999.

     The Credit Facility contains certain covenants, which, among other things, require the Company to maintain specified financial ratios and to satisfy certain tests, including minimum net worth, maximum leverage ratio, minimum EBITDA, minimum current ratio, and limitations on future capital expenditures. At June 30, 2000, the Company was not in compliance with certain of these debt covenants. The Company's bank has proposed certain amendments to the current Credit Facility and has provided a waiver relating to noncompliance upon execution of the amended credit facility. The noncompliance does not relate to any payment due under the Credit Facility. The waiver has been granted for the period June 30, 2000 to the date of the execution of the amendment. Execution of the waiver is solely within the discretion of the Company. The Company intends to execute the waiver by November 15, 2000 if the Company is unable to obtain alternative financing that is more favorable.

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

     Income taxes are summarized as follows:

                                                               YEAR ENDED JUNE 30,
                                                           ---------------------------
                                                            2000       1999      1998
                                                           -------    ------    ------
                                                            (IN THOUSANDS)
Current:
  Federal................................................  $  (516)   $1,927    $1,949
  State and local........................................      (17)      475       406
  Foreign................................................      541       582       356
                                                           -------    ------    ------
                                                                 8     2,984     2,711
Deferred:
  Federal................................................   (1,399)      131       412
  State and local........................................     (206)       43        73
  Foreign................................................       40        48        --
                                                           -------    ------    ------
                                                            (1,565)      222       485
                                                           -------    ------    ------
                                                           $(1,557)   $3,206    $3,196
                                                           =======    ======    ======

     During the years ended June 30, 2000, 1999 and 1998, the Company recorded a tax benefit of approximately $754,000, $330,000 and $459,000, respectively, in connection with the exercise of stock options. The benefit, which was due to the difference in the fair market value and the exercise price of the options at the date of exercise, was recorded as an increase in capital in excess of stated value.

     Significant components of the Company's deferred tax assets and liabilities as of June 30, 2000 and 1999 are as follows:

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Current deferred tax asset:
  Allowance for doubtful accounts...........................   $1,105      $  666
  Accrued liabilities.......................................      405         145
                                                               ------      ------
     Total current deferred tax assets......................   $1,510      $  811
                                                               ------      ------
Long-term deferred tax liabilities:
  Capitalized software......................................   $4,966      $5,683
  Intangibles...............................................    1,313         917
  Capitalized leases........................................      422         433
  Accrued liabilities.......................................      540       1,052
                                                               ------      ------
     Total long-term deferred tax liabilities...............    7,241       8,085
                                                               ------      ------
Long-term deferred tax assets:
  Book over tax depreciation................................      702         435
  Domestic losses...........................................    1,938       1,696
  Foreign losses............................................      682         226
  Tax credits...............................................      434         311
                                                               ------      ------
     Total long-term deferred tax assets....................    3,756       2,668
     Less valuation allowance...............................     (682)         --
                                                               ------      ------
  Net long-term deferred tax assets.........................    3,074       2,668
                                                               ------      ------
  Net long-term deferred tax liabilities....................   $4,167      $5,417
                                                               ======      ======

     The long-term deferred tax assets pertaining to foreign losses are net operating loss carryforwards for certain foreign subsidiaries. The Company has set a valuation allowance for the foreign net operating loss carryforwards.

     The Company's effective tax rate differs from the statutory U.S. federal income tax rate as follows:

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
                                                                 (IN THOUSANDS)
Federal income tax statutory rate...........................  (34)%    34%     34%
State and local income taxes net of federal tax benefit.....   (3)      4       3
Foreign operations taxed at rates different from U.S.
  federal statutory rate....................................    7       6      13
Disposition of foreign operation............................    5      --      --
Non-deductible acquisition research and development write
  off.......................................................    2       4     134
General business credits....................................   --      (7)    (14)
Non-deductible permanent differences........................    4       3       4
Valuation allowance recorded against deferred tax assets....    6      --      --
                                                              ---      --     ---
                                                              (13)%    44%    174%
                                                              ===      ==     ===

     The Company has domestic net operating losses for tax purposes of $490,000, $347,000, $37,000, $752,000, $1,344,000 and $2,000,000 which expire in fiscal years 2008, 2010, 2012, 2013, 2018 and 2019, respectively.

NOTE G -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses are summarized as follows:

                                                                   JUNE 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Accounts payable............................................  $ 5,134    $ 4,685
Accrued commissions & bonus.................................    1,642      3,087
Third party royalties.......................................    2,565      3,265
Other.......................................................    4,272      5,163
                                                              -------    -------
                                                              $13,613    $16,200
                                                              =======    =======

NOTE H -- ACQUISITIONS

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

     On June 10, 1999, the Company acquired Distribution Architects International, Inc. ("DAI") for 619,000 common shares of the Company and $813,000 in cash. DAI is a provider of supply chain management applications for distribution organizations. Pursuant to the acquisition agreement, DAI was merged with and into a wholly-owned subsidiary of the Company incorporated in Ohio, and each share of DAI common stock was converted into the right to receive
 .1313 common shares of the Company. Each DAI option outstanding immediately prior to the merger was canceled and terminated. The holder of each option was entitled to receive that number of Symix shares equal to $2.17 (the per share value of DAI stock as agreed to by DAI and Symix) less $1.242 (the stock option exercise price), multiplied by the number of shares of DAI covered by the option, and divided by $18.50. The transaction was accounted for as a purchase and resulted in a one-time, non-recurring charge of $835,000 relating to the write-off of acquired in-process technology of DAI.

     On February 9, 2000, the Company acquired Profit Solutions, Inc. ("PSI"), a Minnesota corporation and provider of Web-centric customer relationship management applications with sales, marketing, service and business intelligence functionality, for approximately $2.1 million in cash paid at closing and $5.0 million in unsecured, subordinated promissory notes to be paid by January 2, 2001. The transaction was accounted for as a purchase and resulted in a one-time, non-recurring charge of $638,000 relating to the write-off of acquired in-process technology of PSI.

     The following proforma information shows revenue, net income/(loss) and earnings/(loss) per share assuming the Company, Pritsker, DAI and PSI had been combined at the beginning of the period indicated. The non-recurring charges of $6.5 million, $835,000 and $638,000 are excluded from proforma net income/(loss).

                                                              TWELVE MONTHS
                                                              ENDED JUNE 30,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                              (IN THOUSANDS,
                                                          EXCEPT PER SHARE DATA)
Revenue............................................  $129,333    $140,034    $112,217
Net income (loss)..................................  $(10,888)   $  2,828    $  4,458
Earnings/(loss) per share..........................  $  (1.47)   $   0.39    $   0.58

NOTE I -- LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
PSI acquisition note payable................................   $5,000      $   --
Infomentum acquisition note payable.........................      264          --
Present value of minimum capital lease payments.............      277         263
Other.......................................................      104          --
GSI acquisition note payable................................       --         305
ExperTeam GmbH acquisition note payable.....................       --         600
Mortgage loan payable.......................................       --         348
                                                               ------      ------
                                                                5,645       1,516
Less current portion........................................    5,476       1,124
                                                               ------      ------
Long-term obligation........................................   $  169      $  392
                                                               ======      ======

$2.5 million of the PSI acquisition note payable at June 30, 2000 was paid on July 15, 2000, the $2.5 million balance is due on January 2, 2001.

NOTE J -- EARNINGS PER SHARE

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during the fiscal year 1998. The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                       YEAR ENDED JUNE 30,
                                                              --------------------------------------
                                                                 2000          1999          1998
                                                              -----------    ---------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net income (loss) for both basic and diluted earnings
     (loss) per share.......................................   $(10,205)      $3,999       $(1,356)
Denominator:
  Weighted-average shares outstanding.......................      7,411        6,654         6,192
  Contingently issuable shares (Visual Applications
     Software)..............................................        n/a           57           125
  Denominator for basic earnings (loss) per share...........      7,411        6,711         6,317
  Effect of dilutive securities:
  Employee stock options....................................        n/a          553           n/a
  Denominator for diluted earnings (loss) per share.........      7,411        7,264         6,317
  Basic earnings (loss) per share...........................   $  (1.38)      $ 0.60       $ (0.21)
  Diluted earnings (loss) per share.........................   $  (1.38)      $ 0.55       $ (0.21)

NOTE K-- MINORITY INTEREST

     In June 1998, Symix Computer Systems (Singapore) Pte. Ltd., a wholly-owned subsidiary of the Company, sold previously unissued shares of common stock (representing a 13.3% interest in that subsidiary) for $2 million. No gain or loss was recognized on the sale of the subsidiary stock. The proceeds from the sale are recorded on the accompanying balance sheet as minority interest.

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

     In September 1999, the Company formed a new subsidiary, Symix Japan Ltd., of which 15% of the initial capitalization was contributed by a minority interest investor. The investment is recorded on the accompanying balance sheet as minority interest.

NOTE L -- PREFERRED STOCK

     Effective May 10, 2000, the Company consummated a private placement of 566,933 shares of Series A Convertible Participating Preferred Stock and warrants to purchase 453,546 common shares (the "transaction"). Net proceeds realized from the transaction were $13,375,127.

     The preferred shares are convertible to common shares at any time, in whole or in part, at the holder's option at an initial conversion rate of two shares of common for one share of preferred. The conversion rate is subject to adjustment on the fourth anniversary of the transaction if the average daily price of the Company's common shares, weighted by trading volume, for the forty consecutive trading days immediately preceding the fourth anniversary ("Average Weighted Price") is less than $12 per share. The adjusted conversion rate is determined by dividing $24 by the Average Weighted Price. This potential adjustment to the conversion rate represents a contingent beneficial conversion feature. Assuming the Average Weighted Price on the fourth anniversary was equal to the closing price of the Company's common shares on June 30, 2000 ($8.875), the adjusted conversion rate would be 2.7 shares of common for one share of preferred. This would result in a corresponding preferred dividend charge of approximately $2.7 million. The conversion rate is also subject to adjustment based on anti-dilution provisions. Mandatory conversion occurs if, at any time after the second anniversary of the transaction, the daily price of the Company's common shares exceeds $24 for each and every day of any period of forty consecutive trading days.

     The Company may, at its option, redeem all, but not less than all, of the outstanding preferred shares within thirty days after the fourth anniversary of the transaction for $30.72 per preferred share plus accumulated, but unpaid, dividends, if any.

     Holders of the preferred shares have a liquidation preference whereby upon voluntary or involuntary liquidation/dissolution/winding-up of the Company the preferred holders have a preference against the assets of the Company available for distribution. The liquidation preference is equal to the greater of a) $24 per preferred share outstanding plus accumulated, but unpaid, dividends, if any, or b) the amount that would be received by a holder of the number of common shares underlying the preferred shares if all the preferred shares were converted to common shares immediately prior to liquidation/dissolution/winding-up.

     The warrants are exercisable at $15 per share and expire five years from the date of the transaction. The exercise price is subject to adjustment on the fourth anniversary of the transaction if the Average Weighted Price is less than $15 per share. The adjusted exercise price is the greater of a) the Average Weighted Price or b) 75% of the exercise price. The exercise price is also subject to adjustment based on anti-dilution provisions. Mandatory exercise occurs if, at any time after the second anniversary of the transaction, the daily price of the Company's common shares exceeds $24 per share for each and every day in any period of forty consecutive trading days. The Company has determined that the fair value of the warrants on the date of the transaction, net of issuance costs, was $2,510,000.

     Under applicable securities exchange rules, the Company is required to obtain shareholder approval prior to issuing common shares if the adjusted price at the time of conversion of the preferred shares and/or exercise of the common stock warrants is less than the market price of the Company's common shares on the date of the transaction ($9.1875 per share). The Company will submit to its shareholders at the Company's annual meeting on November 8, 2000, a proposal to approve the issuance of common shares upon conversion of the preferred shares and/or exercise of the warrants, at an adjusted conversion price per share if required, which is less than the market price per common share on the date of the transaction. Because the Company had not obtained shareholder approval as of June 30, 2000, the proceeds from the issuance of the preferred shares have been classified as temporary equity.

NOTE M -- BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that companies report information about operating segments, geographic areas, and major customers.

     The Company designs, develops, markets and supports integrated enterprise software solutions. The software was developed for mid-market, discrete manufacturers and business units of larger companies. The Company operates exclusively in this market therefore only reports on one primary segment.

     The amount of net revenue, operating income (loss) before amortization of intangibles and special charges, operating income (loss) and identifiable assets attributable to each of the Company's geographic areas for fiscal 2000, 1999, and 1998 were as follows:

                                          NORTH AMERICA      ASIA/PACIFIC         EUROPE
                                         ---------------    --------------    --------------
                                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
                 2000
Net revenue............................  $103,065     80%   $11,902      9%   $13,941     11%
Operating income (loss) before
  amortization of intangibles and
  special charges*.....................       899    225%    (1,077)   (30)%   (3,376)   (95%)
Operating income (loss)................    (5,737)    53%    (1,155)    11%    (3,904)    36%
Indentifiable assets...................    77,661     83%     7,862      8%     8,845      9%

                 1999
Net revenue............................   100,950     78%    11,722      9%    16,400     13%
Operating income (loss) before
  amortization of intangibles and
  special charges*.....................    10,038    100%       797      8%      (806)    (8)%
Operating income (loss)................     7,728    110%       709     10%    (1,383)   (20)%
Indentifiable assets...................    70,920     78%     8,321      9%    11,359     13%

                 1998
Net revenue............................    77,225     79%     8,665      9%    11,707     12%
Operating income (loss) before
  amortization of intangibles and
  special charges*.....................     9,813     98%      (584)    (6)%      771      8%
Operating income (loss)................     2,270    112%      (694)   (34)%      442     22%
Identifiable assets....................    47,778     72%     9,392     14%     9,212     14%

---------------
* Exclusive of acquisition research and development write-offs and non-recurring charges of $3,649 in fiscal 2000, $835 in fiscal 1999 and $6,503 in fiscal 1998.

NOTE N -- COMMITMENT AND CONTINGENCIES

     On June 6, 2000, the Company entered into an agreement with Internet Commerce Express, Inc., an unaffiliated organization, whereby the Company agreed to loan the organization up to $1.5 million in exchange for warrants to purchase common stock of the organization. At June 30, 2000, the Company has a $500,000 note receivable from the organization carrying interest at prime rate plus one percent. The Company has committed to loan, at the option of the organization, an additional $500,000 after August 25, 2000 and an additional $500,000 after November 24, 2000.

     The Company is subject to claims and lawsuits in the ordinary course of its business. It is the Company's policy to vigorously defend any action brought against it, to the fullest extent, in the normal legal process. In the opinion of management, the outcome of these actions, which is not clearly determinable at the present time, are either adequately covered by insurance, or if not insured, will not, in the aggregate, have a material adverse effect upon the Company's financial position or its results of future operations.

NOTE O -- SALE OF VISUAL APPLICATIONS SOFTWARE

     Effective June 21, 2000, the Company sold certain assets of its Visual Applications Software, Inc. subsidiary for $2,915,000. The Company has recognized a $429,000 net loss in connection with the sale of which approximately $1.2 million includes write-off of purchase goodwill. Certain costs related to the disposition of Visual Applications Software, Inc. are included in "non-recurring charges related to divested operations" in the Consolidated Statements of Operations.

NOTE P -- SUBSEQUENT EVENTS

     On July 17, 2000, the Company announced that it is terminating the operations of its e-Mongoose, Inc. subsidiary. In connection with this announcement, the Company has determined that capitalized software costs associated with e-Mongoose, Inc. are not recoverable and, accordingly, at June 30, 2000 the Company has recognized an impairment charge of $1,825,000 related to these unrecoverable costs. The Company has also determined that certain accounts receivable of e-Mongoose, Inc. are not collectible and, accordingly, at June 30, 2000 the Company has reserved $714,000 of uncollectible accounts receivable. The impairment charge and reserve for uncollectible accounts receivable are included in "non-recurring charges related to divested operations" in the Consolidated Statements of Operations.

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE AT    CHARGED TO
                                          BEGINNING     COSTS AND                   BALANCE AT END
                                          OF PERIOD      EXPENSES     DEDUCTIONS      OF PERIOD
                                          ----------    ----------    ----------    --------------
Year ended June 30, 2000
  Deducted from asset accounts:
Allowance for doubtful accounts.........  $1,500,000    $3,255,000    $2,680,000      $2,075,000
                                          ----------    ----------    ----------      ----------
Year ended June 30, 1999
  Deducted from asset accounts:
Allowance for doubtful accounts.........   1,063,000     1,270,000       833,000       1,500,000
                                          ----------    ----------    ----------      ----------
Year ended June 30, 1998
  Deducted from asset accounts:
Allowance for doubtful accounts.........     702,000       918,000       557,000       1,063,000
                                          ----------    ----------    ----------      ----------

                               INDEX TO EXHIBITS

EXHIBIT NO.   DESCRIPTION                                    PAGE
-----------   -----------                                    ----
3(a)(1)       Amended Articles of Incorporation of Symix     Incorporated herein by reference to Exhibit
              Systems, Inc. (as filed on February 8, 1991)   3(a)(1) to Registrant's Annual Report on Form
                                                             10-K for the fiscal year ended June 30, 1997

3(a)(2)       Certificate of Amendment to the Amended        Incorporated herein by reference to Exhibit
              Articles of Incorporation of Symix Systems,    3(a)(2) to Registrant's Annual Report on Form
              Inc. (as filed on July 16, 1996)               10-K for the fiscal year ended June 30, 1997

3(a)(3)       Certificate of Amendment to the Amended        Incorporated herein by reference to Exhibit
              Articles of Incorporation of Symix Systems,    3(a)(3) to Registrant's Quarterly Report on
              Inc., as amended (as filed with the Ohio       Form 10-Q for the fiscal quarter ended March
              Secretary of State on May 10, 2000)            31, 2000

3(a)(4)       Amended Articles of Incorporation of Symix     Incorporated herein by reference to Exhibit
              Systems, Inc., as amended (reflecting          3(a)(4) to Registrant's Quarterly report on
              amendments through May 10, 2000, for purposes  Form 10-Q for the fiscal quarter ended March
              of Securities and Exchange Commission          31, 2000
              reporting compliance only)

3(b)          Amended Regulations of Symix Systems, Inc.     Incorporated herein by reference to Exhibit
                                                             3(b) to the Registration Statement on Form
                                                             S-1 of Registrant, as filed with the
                                                             Securities and Exchange Commission on
                                                             February 12, 1991 (Registration No. 33-38878)

4(a)(1)       Amended Articles of Incorporation of Symix     Incorporated herein by reference to Exhibit
              Systems, Inc. (as filed on February 8, 1991)   3(a)(1) to Registrant's Annual Report on Form
                                                             10-K for the fiscal year ended June 30, 1997

4(a)(2)       Certificate of Amendment to the Amended        Incorporated herein by reference to Exhibit
              Articles of Incorporation of Symix Systems,    3(a)(2) to Registrant's Annual Report on Form
              Inc. (as filed on July 16, 1996)               10-K for the fiscal year ended June 30, 1997

4(a)(3)       Certificate of Amendment to the Amended        Incorporated herein by reference to Exhibit
              Articles of Incorporation of Symix Systems,    3(a)(3) to Registrant's Quarterly Report on
              Inc., as amended (as filed with the Ohio       Form 10-Q for the fiscal quarter ended March
              Secretary of State on May 10, 2000)            31, 2000

4(a)(4)       Amended Articles of Incorporation of Symix     Incorporated herein by reference to Exhibit
              Systems, Inc., as amended (reflecting          3(a)(4) to Registrant's Quarterly Report on
              amendments through May 10, 2000, for purposes  Form 10-Q for the fiscal quarter ended March
              of Securities and Exchange Commission          31, 2000
              reporting compliance only)

EXHIBIT NO.   DESCRIPTION                                    PAGE
-----------   -----------                                    ----
4(b)          Amended Regulations of Symix Systems, Inc.     Incorporated herein by reference to Exhibit
                                                             3(b) to the Registration Statement on Form
                                                             S-1 of Registrant, as filed with the
                                                             Securities and Exchange Commission on
                                                             February 12, 1991 (Registration No. 33-38878)
4(c)          Share Exchange Agreement, dated January 9,     Incorporated herein by reference to Exhibit
              1997                                           99 to Registrant's Current Report on Form
                                                             8-K, as filed with the Securities and
                                                             Exchange Commission on January 24, 1997
4(d)          Investor Rights Agreement, dated as of May     Incorporated herein by reference to Exhibit
              10, 2000, among Symix Systems, Inc., the       4(c) to Registrant's Quarterly Report on Form
              Investors identified therein and Lawrence J.   10-Q for the fiscal quarter ended March 31,
              Fox                                            2000
4(e)          Amendment to Investor Rights Agreement         Incorporated herein by reference to Exhibit
                                                             4(c) to Registrant's Current Report on Form
                                                             8-K, as filed with the Securities and
                                                             Exchange Commission on August 30, 2000
4(f)          Warrant for the Purchase of Shares of Common   Incorporated herein by reference to Exhibit
              Stock of Symix Systems, Inc. issued to Morgan  4(d) to Registrant's Quarterly Report on Form
              Stanley Dean Witter Venture Partners IV, L.P.  10-Q for the fiscal quarter ended March 31,
              and Exhibit A, identifying other identical     2000
              warrants issued to the Investors identified
              on Exhibit A, for the number of common shares
              identified on Exhibit A
10(a)         Lease Agreement dated April 3, 1991 for        Incorporated herein by reference to Exhibit
              corporate offices located at 2800 Corporate    10(c) to Registrant's Annual Report on Form
              Exchange Drive, Columbus, Ohio                 10-K for the fiscal year ended June 30, 1991
10(b)         Amendment to corporate offices lease           Incorporated herein by reference to Exhibit
                                                             10(b) to Registrant's Annual Report on Form
                                                             10-K for the fiscal year ended June 30, 1998
10(c)         Second Amendment to corporate offices lease    Incorporated herein by reference to Exhibit
                                                             10(c) to Registrant's Annual Report on Form
                                                             10-K for the fiscal year ended June 30, 1998
10(d)         Third Amendment to corporate offices lease     Incorporated herein by reference to Exhibit
                                                             10(c) to Registrants' Annual Report on Form
                                                             10-K for the fiscal year ended June 30, 1994

10(e)         Fourth Amendment to corporate offices lease    Incorporated herein by reference to Exhibit
                                                             10(e) to Registrant's Annual Report on Form
                                                             10-K for the fiscal year ended June 30, 1998

EXHIBIT NO.   DESCRIPTION                                    PAGE
-----------   -----------                                    ----
10(f)         Fifth Amendment to corporate offices lease     Incorporated herein by reference to Exhibit
                                                             10(f) to Registrants' Annual Report on Form
                                                             10-K for the fiscal year ended June 30, 1998

10(g)         Sixth Amendment to corporate offices lease     Filed herein

10(h)         Eighth Amendment to corporate offices lease,   Filed herein
              with Seventh Amendment to corporate offices
              lease attached as "Exhibit A"

10(i)         Progress Software Application Partner          Incorporated herein by reference to Exhibit
              Agreement dated February 8, 1995               10(e) to Registrant's Quarterly Report on
                                                             Form 10-Q for fiscal quarter ended March 31,
                                                             1995

10(j)         Amendment to Progress Software Application     Incorporated herein by reference to Exhibit
              Partner Agreement dated July 1, 1997           10(h) to Registrants' Annual Report on Form
                                                             10-K for the fiscal year ended June 30, 1998.

10(k)         Second Amendment to Progress Software          Incorporated herein by reference to Exhibit
              Application Partner Agreement dated July 1,    10(i) to Registrants' Annual Report on Form
              1998                                           10-K for the fiscal year ended June 30, 1998

10(l)*        Summary of Bonus Plan                          Filed herein

10(m)*        Symix Systems, Inc. Stock Option Plan for      Incorporated herein by reference to Exhibit
              Outside Directors                              10(i) to Registrant's Annual Report on Form
                                                             10-K for fiscal year ended June 30, 1993

10(n)*        Symix Systems, Inc. Non-Qualified Stock        Incorporated herein by reference to Exhibit
              Option Plan for Key Executives                 10(a) to Registrant's Quarterly Report on
                                                             Form 10-Q for fiscal quarter ended March 31,
                                                             1996

10(o)*        Symix Systems, Inc. Non-Qualified Stock        Incorporated herein by reference to Exhibit
              Option Plan for Key Employees, as amended      10(a) to Registrant's Annual Report on Form
                                                             10-K for the fiscal year ended June 30, 1993
10(p)*        Symix Systems, Inc. 1999 Non-Qualified Stock   Incorporated herein by reference to Exhibit
              Option Plan for Key Employees                  10(n) to Registrant's Annual Report on Form
                                                             10-K for the fiscal year ended June 30, 1999

10(q)*        Sasser Employment Agreement                    Incorporated herein by reference to Exhibit
                                                             10(b) to Registrant's Quarterly Report on
                                                             Form 10-Q for the fiscal quarter ended March
                                                             31, 1996
10(r)*        Amendment to Sasser Employment Agreement       Incorporated herein by reference to Exhibit
                                                             10(p) to Registrant's Annual Report on Form
                                                             10-K for the fiscal year ended June 30, 1999

EXHIBIT NO.   DESCRIPTION                                    PAGE
-----------   -----------                                    ----
10(s)*        Second Amendment to Sasser Employment          Incorporated herein by reference to Exhibit
              Agreement                                      10(q) to Registrant's Annual Report on Form
                                                             10-K for the fiscal year ended June 30, 1999
10(t)*        Stock Option Agreement between the Company     Incorporated herein by reference to Exhibit
              and Stephen A. Sasser dated January 17, 1996   10(c) to Registrant's Quarterly Report on
                                                             Form 10-Q for the fiscal quarter ended March
                                                             31, 1996
10(u)         Amended and Restated Loan Agreement, dated     Filed herein
              May 18, 2000, by and between Symix Systems,
              Inc., Symix Computer Systems, Inc. and Bank
              One, N.A.
10(v)         First Amendment to Amended and Restated Loan   Filed herein
              Agreement
10(w)         Securities Purchase Agreement, dated as of     Incorporated herein by reference to Exhibit
              May 10, 2000, between Symix Systems, Inc. and  10(a) to Registrant's Quarterly Report on
              the Investors identified therein               Form 10-Q for the fiscal quarter ended March
                                                             31, 2000
10(x)         Investor Rights Agreement, dated as of May     Incorporated herein by reference to Exhibit
              10, 2000, among Symix Systems, Inc., the       (4)(c) to Registrant's Quarterly Report on
              Investors identified therein and Lawrence J.   Form 10-Q for the fiscal quarter ended March
              Fox                                            31, 2000
10(y)         Amendment to Investor Rights Agreement         Incorporated herein by reference to Exhibit
                                                             4(c) to Registrant's Current Report on Form
                                                             8-K, as filed with the Securities and
                                                             Exchange Commission on August 30, 2000
10(z)         Warrant for the Purchase of Shares of Common   Incorporated herein by reference to Exhibit
              Stock of Symix Systems, Inc. issued to Morgan  4(d) to Registrant's Quarterly Report on Form
              Stanley Dean Witter Venture Partners IV, L.P.  10-Q for the fiscal quarter ended March 31,
              and Exhibit A identifying other identical      2000
              warrants issued to the Investors identified
              on Exhibit A, for the number of common shares
              identified on Exhibit A
10(a)(a)      Employee Stock Purchase Plan, as approved on   Filed herein
              July 8, 1996 and as amended on November 11,
              1998
21            Subsidiaries of the Registrant                 Filed herein
23            Consent of Independent Auditors                Filed herein
24            Powers of Attorney                             Filed herein
27            Financial Data Schedule                        Filed herein

---------------

* Indicates management contracts or compensatory plans or arrangements that are required to be filed as an exhibit to this Annual Report on Form 10-K for the fiscal year ended June 30, 2000.