Form 10-Q
period 2000-09-30
FRONTSTEP INC
filed 2000-11-14
CIK 872443

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q
(Mark One)

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ____________________

                         COMMISSION FILE NUMBER: 0-19024

                               -------------------

                                 FRONTSTEP, INC.
             (Exact name of registrant as specified in its charter)

                  OHIO                                31-1083175
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

      2800 CORPORATE EXCHANGE DRIVE                     43231
              COLUMBUS, OHIO                          (Zip Code)
(Address of principal executive offices)

                                 (614) 523-7000
              (Registrant's telephone number, including area code)

                               SYMIX SYSTEMS, INC.
              (Former name, former address and former fiscal year,
                          if changed since last report)

                               -------------------

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

     As of November 8, 2000, 7,505,157 shares of the issuer's common stock, without par value, were outstanding.

================================================================================

                        FRONTSTEP, INC. AND SUBSIDIARIES

                                                    INDEX

                                                                                                         PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 2000 (unaudited) and June 30, 2000...............3

          Consolidated Statements of Operations for the Three Months Ended
          September 30, 2000 and 1999 (unaudited)..........................................................5

          Consolidated Statements of Cash Flows for the Three Months Ended
          September 30, 2000 and 1999 (unaudited)..........................................................6

          Notes to Consolidated Financial Statements (unaudited)...........................................7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......................................13


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................................................14

Item 2.   Changes in Securities and Use of Proceeds.......................................................14

Item 3.   Defaults Upon Senior Securities.................................................................14

Item 4.   Submission of Matters to a Vote of Security Holders.............................................15

Item 5.   Other Information...............................................................................15

Item 6.   Exhibits and Reports on Form 8-K................................................................15


SIGNATURES................................................................................................16

EXHIBIT INDEX.............................................................................................17

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                FRONTSTEP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                (in thousands, except share data)

                                                                         SEPTEMBER 30,  JUNE 30,
                                                                             2000         2000
                                                                         -------------  --------
                                                                          (UNAUDITED)
                               ASSETS
Current assets:
   Cash and cash equivalents                                                $ 4,163     $11,868
   Trade accounts receivable, less allowance for doubtful accounts of $1,727 and $2,075 at September 30, 2000 and June 30, 2000,
     respectively                                                            38,089      36,956
   Inventories                                                                  838         861
   Prepaid expenses                                                           3,068       2,610
   Other receivables                                                          1,780         988
   Income tax receivable                                                      1,955       1,867
   Deferred income taxes                                                      1,510       1,510
                                                                            -------     -------
                                                                             51,403      56,660

Other assets:
   Capitalized software, net of accumulated amortization of $14,775 and
     $13,687 at September 30, 2000 and June 30, 2000, respectively           17,526      18,329
   Intangibles, net                                                           9,322       9,113
   Deposits and other assets                                                  2,535       2,280
                                                                            -------     -------
                                                                             29,383      29,722

Equipment and improvements:
   Furniture and fixtures                                                     3,615       3,568
   Computer and other equipment                                              19,147      18,410
   Leasehold improvements                                                     1,792       1,535
                                                                            -------     -------
                                                                             24,554      23,513
   Less accumulated depreciation and amortization                            16,552      15,527
                                                                            -------     -------
                                                                              8,002       7,986
                                                                            -------     -------

         Total assets                                                       $88,788     $94,368
                                                                            =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                                    FRONTSTEP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS, CONTINUED
                                   (in thousands, except share data)

                                                                               SEPTEMBER 30,   JUNE 30,
                                                                                    2000         2000
                                                                               -------------   --------
                                                                                (UNAUDITED)
                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                          $12,718      $13,613
   Deferred revenue                                                                17,007       18,223
   Current portion of long-term obligations                                         2,852        5,476
                                                                                  -------      -------
                                                                                   32,577       37,312

Noncurrent liabilities:
   Long-term obligations                                                              169          169
   Bank credit agreement                                                            6,813        3,000
   Deferred income taxes                                                            3,452        4,167
                                                                                  -------      -------
                                                                                   10,434        7,336

Minority interest                                                                   2,110        2,146
Series A Convertible Participating Preferred Stock, no par value;
   1,000,000 shares authorized; 566,933 shares issued and outstanding at September 30, 2000 and June 30, 2000; liquidation preference
   $24 per share                                                                   10,865       10,865

Shareholders' equity:
   Common stock; 20,000,000 shares authorized; 7,809,357 and 7,807,857 shares issued and outstanding at September 30, 2000 and June 30, 2000, respectively;
     at stated capital amounts of $0.01 per share                                      78           78
   Capital in excess of stated value                                               37,226       37,216
   Retained earnings (deficit)                                                       (257)       3,292
   Accumulated other comprehensive loss                                            (2,925)      (2,557)
                                                                                  -------      -------
                                                                                   34,122       38,029

Less: Common stock in treasury
   304,200 shares, at cost                                                         (1,320)      (1,320)
                                                                                  -------      -------
                                                                                   32,802       36,709
                                                                                  -------      -------

         Total liabilities and shareholders' equity                               $88,788      $94,368
                                                                                  =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                                 FRONTSTEP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands, except per share data)

                                                                             THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                            ---------------------
                                                                             2000          1999
                                                                            -------       -------
                                                                                 (UNAUDITED)
Revenue:
   License fees                                                             $11,881       $13,392
   Service, maintenance and support                                          16,152        18,679
                                                                            -------       -------
     Net revenue                                                             28,033        32,071

Cost of revenue:
   License fees                                                               4,445         4,238
   Service, maintenance and support                                           9,842        10,130
                                                                            -------       -------
     Total cost of revenue                                                   14,287        14,368
                                                                            -------       -------

Gross margin                                                                 13,746        17,703

Operating expenses:
   Selling, general and administrative                                       12,263        11,590
   Research and development                                                   3,718         3,611
   Amortization of intangibles from acquisitions                                837           765
   Non-recurring charges related to divested operations                       2,163          --
                                                                            -------       -------
     Total operating expenses                                                18,981        15,966
                                                                            -------       -------

Operating income (loss)                                                      (5,235)        1,737

Other income (expense), net                                                      73          (270)
                                                                            -------       -------

Income (loss) before income taxes                                            (5,162)        1,467
Provision (benefit) for income taxes                                         (1,613)          572
                                                                            -------       -------

Net income (loss)                                                           $(3,549)      $   895
                                                                            =======       =======

Net income (loss) per share                                                 $ (0.47)      $  0.12
                                                                            =======       =======

Net income (loss) per share, assuming dilution                              $ (0.47)      $  0.12
                                                                            =======       =======

Weighted average number of common shares outstanding                          7,504         7,354
Weighted average number of common shares outstanding, assuming dilution       7,504         7,720

The accompanying notes are an integral part of these consolidated financial statements.

                               FRONTSTEP, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)

                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                         ------------------
                                                                          2000         1999
                                                                         -------      -------
                                                                             (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $(3,549)     $   895
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                         3,006        2,551
     Non-recurring charges related to divested operations                  2,163         --
     Net loss on disposal of assets                                            6         --
     Provision for losses on accounts receivable                            (381)         (10)
     Provision for deferred income taxes                                    (716)         (49)
     Changes in operating assets and liabilities:
       Trade accounts receivable                                          (1,266)       2,374
       Prepaid expenses and other receivables                             (1,325)          42
       Inventories                                                            23          (50)
       Deposits and other assets                                            (448)          19
       Accounts payable and accrued expenses                              (2,924)      (4,778)
       Customer deposits                                                      60          (42)
       Deferred revenue                                                   (1,111)         199
       Income taxes payable/receivable                                       (14)        (336)
                                                                         -------      -------

Net cash provided by (used in) operating activities                       (6,476)         815

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment and improvements                                    (1,095)      (1,166)
Additions to purchased and developed software                             (1,395)      (1,135)
                                                                         -------      -------

Net cash used in investing activities                                     (2,490)      (2,301)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and exercise of stock options           8           36
Proceeds from long-term obligations                                        3,814        1,114
Payments on long-term obligations                                         (2,660)        (847)
                                                                         -------      -------

Net cash provided by financing activities                                  1,162          303

Effect of exchange rate changes on cash                                       99          (76)
                                                                         -------      -------

Decrease in cash and cash equivalents                                     (7,705)      (1,259)
Cash and cash equivalents at beginning of year                            11,868        5,236
                                                                         -------      -------

Cash and cash equivalents at end of period                               $ 4,163      $ 3,977
                                                                         =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                        FRONTSTEP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (unaudited)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation and Description of Business. Frontstep, Inc. and its subsidiaries ("Frontstep" or the "Company"), is a leading global provider of business software and services for mid-sized manufacturing, distribution and other companies, including business units of larger companies. The Company primarily offers integrated enterprise resource planning software and services through its Symix channel. More recently, the Company has developed and also offers a comprehensive suite of integrated business to business ("b2b") e-business software and services, including customer relationship management ("CRM"), on-line sales and service, web-driven channel management, supply chain and e-procurement solutions, and collaboration and integration products. Also, through brightwhite solutions, inc. ("brightwhite"), the Company delivers related e-business consulting services.

      Founded in 1979, Frontstep is headquartered in Columbus, Ohio. The Company has more than 4,000 customers that it serves from 27 sales and service offices in North America, Europe and the Pacific Rim, as well as through independent software and support business partners worldwide. The Company recently changed its name from Symix Systems, Inc. to Frontstep, Inc.

      The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended September 30, 2000 and 1999, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2000 ("Annual Report"). The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for a full year.

      Comprehensive Income. The only item in addition to net income that would be included in comprehensive income is the foreign currency translation adjustment. Comprehensive income (loss) for the three months ended September 30, 2000 and 1999 is $(3,917,000) and $1,095,000, respectively.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and related notes. Actual results could differ from those estimates.

NOTE B - LINE OF CREDIT

      In June 1998, the Company entered into a revolving credit facility with a bank which, as amended and restated in May 2000, provides for a $15,000,000 secured revolving line of credit that expires on the earlier of a) July 1, 2001, or b) the date the amounts borrowed become due and payable (the "Credit Facility"). The Credit Facility is secured primarily by the Company's trade accounts receivable and certain other assets. Borrowings under the Credit Facility bear interest at either the bank prime rate or, at the Company's option, the LIBOR rate as adjusted for performance based pricing. The Company is required to pay a fee of 0.25% per year on the unused portion of the Credit Facility.

      The Credit Facility contains certain covenants, which, among other things, require the Company to maintain specified financial ratios and to satisfy certain tests, including minimum net worth, maximum leverage ratio, minimum EBITDA, minimum current ratio and limitations on future capital expenditures. At September 30, 2000, the Company was not in compliance with certain of these debt covenants. The Company's bank has proposed certain amendments to the Credit Facility and has provided a waiver relating to noncompliance upon execution of the proposed amendments. The noncompliance does not relate to any payment due under the Credit Facility. The waiver has been granted for the period June 30, 2000, (the initial date of noncompliance) to the date of the execution of the amendment. Execution of the amendment is solely within the discretion of the Company. During the second quarter of fiscal 2001, the Company intends to execute the amendment if it is unable to obtain alternative financing that is more favorable.

      During the first quarter of fiscal 2001, the Company explored alternative credit arrangements with its current bank and with other banks and credit institutions and has received several proposals that are similar to the proposal made by the Company's current bank. The Company is focusing on one of these proposals and is currently pursuing completion of a new credit facility that would provide a line of credit of up to $20 million for a period of three years. Availability under this proposed credit facility would be based on qualifying accounts receivable and will be secured by the Company's trade accounts receivable. The Company would be subject to customary terms and conditions, including a financial covenant relating to maintenance of net worth. The Company expects to complete the execution of this new credit facility during the second quarter of fiscal 2001.

NOTE C - NON-RECURRING CHARGES

      In July 2000, the Company announced several structural changes to discontinue certain business operations, write off non-performing assets and to restructure the Company to better focus on its core business strategy. These changes included divesting of the Company's FieldPro subsidiary, discontinuing operations of its e-Mongoose subsidiary, consolidating the Company's product development organizations and restructuring the Company's sales channels. In connection with this announcement, the Company recorded a non-recurring charge of $3,011,000, pre-tax, in the three months ended June 30, 2000 and an additional $2,163,000, pre-tax, in the three months ended September 30, 2000.

      The non-recurring charge incurred in the three months ended September 30, 2000 primarily related to employee actions taken by the Company and costs related to those employee actions associated with the changes discussed above. Of the total $2,163,000 non-recurring charge incurred in the three months ended September 30, 2000, $896,000 is accrued as of September 30, 2000 for such charges expected to be paid in future quarters.

NOTE D - EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                        THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                         2000         1999
                                                                                        -------      ------
          Numerator for basic and diluted earnings (loss) per share - net income
             (loss)                                                                     $(3,549)     $  895
                                                                                        =======      ======
          Denominator for basic earnings (loss) per share - weighted average common
             shares outstanding                                                           7,504       7,354
             Effect of dilutive employee stock options                                     --           366
                                                                                        -------      ------
          Denominator for diluted earnings (loss) per share - adjusted weighted
             average common shares and assumed conversions                                7,504       7,720
                                                                                        =======      ======
          Net income (loss) per share                                                   $ (0.47)     $ 0.12
                                                                                        =======      ======
          Net income (loss) per share, assuming dilution                                $ (0.47)     $ 0.12
                                                                                        =======      ======

      During the three months ended September 30, 2000, options to purchase 1,990,925 common shares at a weighted average price of $8.15 per share, warrants to purchase 453,546 common shares at an exercise price of

$15.00 per share and 566,933 shares of Series A Convertible Participating Preferred Stock convertible to common shares at a conversion rate of two shares of common for one share of preferred, subject to adjustment, were outstanding, but were not included in the computation of diluted income per share because the Company reported a net loss for the period and, therefore, the effect would be antidilutive.

      During the three months ended September 30, 1999, options to purchase 418,850 common shares at a weighted average price of $16.43 per share were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for that period and, therefore, the effect would be antidilutive.

NOTE E - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

      The Company designs, develops, markets and supports business software and services for mid-sized manufacturing, distribution and other companies, including business units of larger companies. The Company operates exclusively in this market and, therefore, only reports on one primary segment.

      Summarized financial information attributable to each of the Company's geographic areas is shown in the following table (in thousands, except percentage data):

                                                            NORTH AMERICA        ASIA/PACIFIC             EUROPE
                                                            -------------        ------------             ------
          THREE MONTHS ENDED SEPTEMBER 30, 2000
          Net revenue                                     $21,606       77%     $3,119      11%     $ 3,308       12%
          Operating income (loss) before amortization
             of intangibles and special charges*           (2,327)     104%        (33)      2%         125       (6)%
          Operating income (loss)                          (5,190)      99%        (50)      1%           5       --%
          Identifiable assets                              71,548       81%      8,326       9%       8,914       10%

          THREE MONTHS ENDED SEPTEMBER 30, 1999
          Net revenue                                     $25,538       80%     $3,328      10%     $ 3,205       10%
          Operating income (loss) before amortization
             of intangibles                                 2,546      102%        326      13%        (370)     (15)%
          Operating income (loss)                           1,939      111%        306      18%        (508)     (29)%
          Identifiable assets                              65,880       76%      8,783      10%      12,462       14%

          -------------
          * Exclusive of non-recurring charges of $2,163,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q AND OTHER WRITTEN AND ORAL STATEMENTS MADE FROM TIME TO TIME BY THE COMPANY ARE "FORWARD-LOOKING" STATEMENTS, INCLUDING STATEMENTS REGARDING FUTURE ECONOMIC PERFORMANCE OF THE COMPANY AND THE PLANS, OBJECTIVES AND EXPECTATIONS OF THE COMPANY'S MANAGEMENT. THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "ESTIMATE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS PROVIDE CURRENT EXPECTATIONS AND FORECASTS OF FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, KNOWN AND UNKNOWN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE PLANS, OBJECTIVES AND EXPECTATIONS REFLECTED IN OR SUGGESTED BY THE FORWARD-LOOKING STATEMENTS ARE BASED UPON REASONABLE ASSUMPTIONS, NO ASSURANCE CAN BE GIVEN THAT SUCH PLANS, OBJECTIVES OR EXPECTATIONS WILL BE ACHIEVED. IN SOME CASES, INFORMATION REGARDING CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM A FORWARD-LOOKING STATEMENT APPEAR TOGETHER WITH SUCH STATEMENT. OTHER UNCERTAINTIES AND RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S TRANSITION TO E-BUSINESS; THE DEMAND FOR AND MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS AND SERVICES; THE IMPACT OF COMPETITIVE PRODUCTS; THE COMPANY'S ABILITY TO MAINTAIN EFFICIENT MARKETING AND DISTRIBUTION OPERATIONS DOMESTICALLY AND INTERNATIONALLY; FUTURE WORLDWIDE POLITICAL, ECONOMIC, COMPETITIVE AND MARKET CONDITIONS; THE COMPANY'S ABILITY TO ATTRACT AND RETAIN HIGHLY SKILLED TECHNICAL, MANAGERIAL, SALES, MARKETING, SERVICE AND SUPPORT STAFF AND TO RETAIN KEY TECHNICAL AND MANAGEMENT PERSONNEL; TIMING OF PRODUCT DEVELOPMENT AND GENERAL RELEASE; EXCHANGE RATE FLUCTUATIONS; THE COMPANY'S ABILITY TO PROTECT ITS PROPRIETARY TECHNOLOGY; RISKS GENERALLY ASSOCIATED WITH NEW PRODUCT INTRODUCTION; PRODUCT PRICING; AND OTHER FACTORS DETAILED IN THE ANNUAL REPORT AND IN OTHER FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. IT IS NOT POSSIBLE TO IDENTIFY OR FORESEE ALL SUCH RISKS OR UNCERTAINTIES. CONSEQUENTLY, THE FOREGOING SHOULD NOT BE CONSIDERED AN EXHAUSTIVE STATEMENT OF ALL RISKS, UNCERTAINTIES OR POTENTIALLY INACCURATE ASSUMPTIONS RELATING TO SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY IS NOT OBLIGATED TO UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW EVENTS OR CIRCUMSTANCES.

      The following information should be read in conjunction with the unaudited Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q. The following information should also be read in conjunction with the Company's audited Consolidated Financial Statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended June 30, 2000, as contained in the Annual Report.

OVERVIEW

      Since the second quarter of fiscal 2000, the Company has experienced a decline in revenues related to a sluggish demand for its software products and services. The Company believes that this decline is related to the continued industry-wide trend of delays in new business system purchases caused initially by the Year 2000 market dynamics and subsequently by a desire by potential customers to better understand the internet and the role of e-business solutions on their overall systems strategy.

      As a direct result of these market conditions and related sluggish demand, the Company recorded operating losses before non-recurring items of $7.1 million and $3.1 million in fiscal year 2000 and the three months ended September 30, 2000 (the "fiscal 2001 quarter"), respectively. The Company also chose to make several structural changes to discontinue certain business operations, write off non-performing assets and to restructure the Company to better focus on its core business strategy. In connection with these changes, the Company recorded a non-recurring charge of $3.0 million, pre-tax, in fiscal year 2000 and an additional $2.2 million, pre-tax, in the fiscal 2001 quarter. The combination of the sluggish demand causing declining revenues and the Company's decision to make structural changes resulted in net after tax losses of $10.2 million and $3.5 million in fiscal 2000 and the fiscal 2001 quarter, respectively.

      As a result of the changing market conditions, the Company has been in the process of a transformation to enhance its product offerings beyond its traditional integrated enterprise resource planning software and services to include a comprehensive suite of integrated b2b e-business software and services, including CRM, on-line sales and service, web-driven channel management, supply chain and e-procurement solutions, and collaboration and integration products. In that regard, in fiscal 2000, the Company created its Frontstep subsidiary to develop the infrastructure and sales channels to support these new products and services and created its brightwhite subsidiary to provide related e-business consulting services.

      During fiscal year 2000 and the fiscal 2001 quarter, the Company invested heavily in the product development activities for the Company's e-business software products and capabilities, development of future releases of the Company's enterprise resource planning software and development of interfaces with third-party software products. The Company has also been investing in the infrastructure and sales and marketing activities to support the e-business initiatives and product offerings. In conjunction with these transformation efforts, the Company changed its name from Symix Systems, Inc. to Frontstep, Inc. after obtaining approval from the Company's shareholders at its most recent annual shareholders meeting held in November 2000. The Company will continue to offer integrated enterprise resource planning software and services through its Symix channel.

RESULTS OF OPERATIONS

      Net Revenue. The Company's net revenue is derived primarily from licensing software, providing related services, including installation, implementation, training, consulting and systems integration and providing maintenance and support on a subscription basis. Revenue is accounted for in accordance with Statement of Position 97-2 on Software Revenue Recognition.

      Net revenue decreased $4.0 million, or 12.6%, to $28.0 million in the fiscal 2001 quarter from $32.1 million in the three months ended September 30, 1999 (the "fiscal 2000 quarter"). The net revenue mix for each fiscal quarter is shown in the table below (in thousands, except percentage data):

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                       ----------------------------------------
                                                              2000                  1999
                                                       ------------------     -----------------
          License fees revenue                         $11,881      42.4%     $13,392      41.8%
          Service, maintenance and support revenue      16,152      57.6%      18,679      58.2%
                                                       -------     -----      -------     -----

              Net revenue                              $28,033     100.0%     $32,071     100.0%
                                                       =======     =====      =======     =====

      License fees revenue decreased 11.3% in the fiscal 2001 quarter from the fiscal 2000 quarter. The Company believes that the decline in net revenue in the fiscal 2001 quarter is due to the continued industry-wide trend of delays in new business system purchases caused initially by the Year 2000 market dynamics and subsequently by a desire by potential customers to better understand the internet and the role of e-business solutions on their overall systems strategy.

      Service, maintenance and support revenue decreased 13.5% in the fiscal 2001 quarter from the fiscal 2000 quarter. The decrease is primarily the result of the decrease in license activity during the fiscal 2001 quarter and similar decreases in the quarters of fiscal year 2000.

      Generally, maintenance and support contract renewals are billed annually and revenue is recognized ratably over the contract period, which is typically twelve months. Deferred revenue on the Company's balance sheet, which relates primarily to such maintenance and support contracts, decreased to $17.0 million at September 30, 2000 from $18.2 million at June 30, 2000, primarily as a result of decreases in maintenance renewal and the decreases in license fees revenue discussed above.

      Cost of Revenue. Total cost of revenue as a percentage of net revenue increased to 51.0% for the fiscal 2001 quarter from 44.8% for the fiscal 2000 quarter.

      Cost of license fees revenue includes royalties, amortization of capitalized software development costs and software delivery expenses. Cost of license fees revenue increased $0.2 million, or 4.9%, to $4.4 million in the fiscal 2001 quarter from $4.2 million in the fiscal 2000 quarter and as a percentage of license fees revenue, increased to 37.4% in the fiscal 2001 quarter from 31.6% in the fiscal 2000 quarter. The percentage increase is primarily attributable to the decline in license fees revenue affecting certain fixed and related costs.

      Cost of service, maintenance and support revenue includes the personnel and related overhead costs for implementation, training and customer support services, together with fees paid to third parties for subcontracted services. Cost of service, maintenance and support revenue decreased $0.3 million, or 2.8%, to $9.8 million in the fiscal 2001 quarter from $10.1 million in the fiscal 2000 quarter and as a percentage of service, maintenance and support revenue, increased to 60.9% in the fiscal 2001 quarter from 54.2% in the fiscal 2000 quarter. The percentage increase is primarily attributable to a decline in service revenue resulting from sluggish license fees revenue in preceding quarters and a related decrease in utilization of services personnel and to the Company's infrastructure investments supporting its e-business initiatives.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of personnel, facilities and related overhead costs, together with other operating costs of the Company, including advertising and promotional costs. Selling, general and administrative expenses increased $0.7 million, or 5.8%, to $12.3 million in the fiscal 2001 quarter from $11.6 million in the fiscal 2000 quarter. Such expenses as a percentage of net revenue increased to 43.7% in the fiscal 2001 quarter from 36.1% in the fiscal 2000 quarter. The percentage increase is primarily due to the impact of the decline in the Company's net revenues and the costs associated with the Company's transformation discussed above. Selling, general and administrative expenses decreased $5.5 million sequentially from the three months ended June 30, 2000 primarily as a result of the restructuring and other changes described under Non-Recurring Charges below.

      Research and Development. Research and development expenses include personnel and related overhead costs for product development, enhancement, upgrades, quality assurance and testing. Total research and development expenses, including amounts capitalized, increased $0.4 million or 7.7%, to $5.1 million for the fiscal 2001 quarter from $4.7 million for the fiscal 2000 quarter and increased as a percentage of net revenues to 18.2% in the fiscal 2001 quarter from 14.8% in the fiscal 2000 quarter. Increases in the amount of such expenses and as a percentage of net revenues are due primarily to the continued investment in the Company's e-business software products and capabilities, development of future releases of the Company's enterprise resource planning software and development of interfaces with third-party software products.

      The Company capitalized research and development costs of $1.4 million during the fiscal 2001 quarter and $1.1 million during the fiscal 2000 quarter. Development costs capitalized in a given period are dependent upon the nature and status of the development process. Upon general release of a product, related capitalized costs are amortized over three years and recorded as license fee cost of revenue.

      Non-recurring Charges. In July 2000, the Company announced several structural changes to discontinue certain business operations, write off non-performing assets and to restructure the Company to better focus on its core business strategy. These changes included divesting of the Company's FieldPro subsidiary, discontinuing operations of its e-Mongoose subsidiary, consolidating the Company's product development organizations and restructuring the Company's sales channels. In connection with this announcement, the Company recorded a non-recurring charge of $3.0 million, pre-tax, in the three months ended June 30, 2000 and an additional $2.2 million, pre-tax, in the fiscal 2001 quarter.

      The non-recurring charge incurred in the fiscal 2001 quarter primarily related to employee actions taken by the Company and costs related to those employee actions associated with the changes discussed above. Of the total $2.2 million non-recurring charge incurred in the fiscal 2001 quarter, $0.9 million is accrued as of September 30, 2000 for such charges expected to be paid in future quarters.

      Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes for the fiscal 2001 and 2000 quarters reflects an effective tax rate of 31% and 39%, respectively. The effective tax rate in the fiscal 2001 quarter differs from the expected corporate tax rate primarily due to a valuation allowance offset to net operating losses of certain foreign subsidiaries, foreign taxable earnings in countries with higher effective tax rates and the non-deductibility of the amortization of intangibles.

QUARTERLY RESULTS

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

LIQUIDITY AND CAPITAL RESOURCES

      During the fiscal 2001 quarter, the Company used $7.7 million of cash. Cash was used primarily to fund the Company's pre-tax loss of $5.2 million, which included the non-recurring charges described above. Cash was also used for the payment of $2.5 million on the PSI acquisition note, the increase in accounts receivable of $1.3 million and other working capital increases of $1.8 million. During the fiscal 2001 quarter, borrowings under the Credit Facility increased from $3.0 million to $6.8 million. As of September 30, 2000, the Company had cash and cash equivalents of $4.2 million and working capital of $18.8 million.

      In addition to its present working capital, the Company has a $15.0 million secured revolving bank line of credit that expires in fiscal 2002. The line of credit is secured primarily by the Company's trade accounts receivable and certain other assets. As of September 30, 2000, $6.8 million was drawn under the line of credit to fund the Company's working capital needs. As of September 30, 2000, the Company was not in compliance with certain covenants under this agreement as a result of its reported losses for the quarter ended as of that date. The Company's bank has proposed certain amendments to the Credit Facility and has provided a waiver relating to noncompliance upon execution of the proposed amendments. The noncompliance does not relate to any payment due under the Credit Facility. The waiver has been granted for the period June 30, 2000, (the initial date of noncompliance) to the date of the execution of the amendment. Execution of the amendment is solely within the discretion of the Company. During the second quarter of fiscal 2001, the Company intends to execute the amendment if it is unable to obtain alternative financing that is more favorable.

      During the first quarter of fiscal 2001, the Company explored alternative credit arrangements with its current bank and with other banks and credit institutions and has received several proposals that are similar to the proposal made by the Company's current bank. The Company is focusing on one of these proposals and is currently pursuing completion of a new credit facility that would provide a line of credit of up to $20 million for a period of three years. Availability under this proposed credit facility would be based on qualifying accounts receivable and will be secured by the Company's trade accounts receivable. The Company would be subject to customary terms and conditions, including a financial covenant relating to maintenance of net worth.

      The Company expects to complete the execution of this new credit facility during the second quarter of fiscal 2001. The Company anticipates that cash on hand, cash flow from operations and available borrowings as described above will be sufficient to satisfy expected cash needs for the next 12 months.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Foreign Exchange. During the fiscal 2001 quarter, Frontstep's revenues originating outside the United States were 22.9% of net revenues and during the fiscal 2000 quarter were 20.4% of net revenues. International revenues for the fiscal 2001 and 2000 quarters were broken out by geographic region as follows:
Europe, 11.8% and 10.0% of net revenues, respectively; and Asia Pacific, 11.1% and 10.4% of net revenues, respectively. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

      The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs of software, including certain development costs, incurred in the United States are charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall profitability.

      To date, the Company has not realized material fluctuations due to foreign exchange rates. Due to the growth of the international business, however, management is reviewing the possibility of a foreign exchange hedge program in order to minimize this particular exposure.


                          PART II. - OTHER INFORMATION

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (the "Form 10-Q"), the Company sold its Series A Convertible Participating Preferred Shares in a private placement to a group of unaffiliated accredited investors (the "Investors") on May 10, 2000. An Investor Rights Agreement, dated as of May 10, 2000, among the Company and the Investors was filed as Exhibit 4(c) and Exhibit 10(b) to the Form 10-Q. Subsequent to the filing of the Form 10-Q, the parties executed an amendment to the Investor Rights Agreement, dated August 15, 2000 (the "Amendment"), which was filed as Exhibit 4(c) to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      (a) As of September 30, 2000, the Company was not in compliance with certain covenants under the Credit Facility as a result of its reported losses for the quarter ended as of that date. The Company's bank has proposed certain amendments to the Credit Facility and has provided a waiver relating to noncompliance upon execution of the proposed amendments. The noncompliance does not relate to any payment due under the Credit Facility. The waiver has been granted for the period June 30, 2000, (the initial date of noncompliance) to the date of the execution of the amendment. Execution of the amendment is solely within the discretion of the Company. During the second quarter of fiscal 2001, the Company intends to execute the amendment if it is unable to obtain alternative financing that is more favorable.

          During the first quarter of fiscal 2001, the Company explored alternative credit arrangements with its current bank and with other banks and credit institutions and has received several proposals that are similar to the proposal made by the Company's current bank. The Company is focusing on one of these proposals and is currently pursuing completion of a new credit facility that would provide a line of credit of up to $20 million for a period of three years. Availability under this proposed credit facility would be based on qualifying accounts receivable and will be secured by the Company's trade accounts receivable. The Company would be subject to customary terms and conditions, including a financial covenant relating to maintenance of net worth. The Company expects to complete the execution of this new credit facility during the second of quarter fiscal 2001.

      (b) Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5.  OTHER INFORMATION.

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) See Index to Exhibits filed with this Quarterly Report on Form 10-Q following the Signature Page.

      (b) Reports on Form 8-K.

          The Company filed a current report on Form 8-K, dated August 15, 2000, to report under Item 5 (Other Events) that the registrant and unaffiliated accredited investors (the "Investors") executed an amendment dated August 15, 2000 to the Investor Rights Agreement dated as of May 10, 2000 among the registrant and the Investors.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FRONTSTEP, INC.

Dated:  November 14, 2000              By:  /s/ Daniel P. Buettin
        -----------------                 --------------------------
                                            Daniel P. Buettin
                                            Vice President and Chief Financial
                                            Officer (on behalf of the Registrant
                                            and as Principal Financial Officer)

                               INDEX TO EXHIBITS


Exhibit No.             Description                                     Page
-----------             -----------                                     ----

3(a)(1)                 Amended Articles of Incorporation of            Incorporated herein by reference to
                        Frontstep, Inc. (f/k/a "Symix Systems,          Exhibit 3(a)(1) to the Company's Annual
                        Inc.") (the "Company") (as filed with the       Report on Form 10-K for the fiscal year
                        Ohio Secretary of State on February 8,          ended June 30, 1997
                        1991)

3(a)(2)                 Certificate of Amendment to the Amended         Incorporated herein by reference to
                        Articles of Incorporation of the Company        Exhibit 3(a)(2) to the Company's Annual
                        (as filed with the Ohio Secretary of            Report on Form 10-K for the fiscal year
                        State on July 16, 1996)                         ended June 30, 1997

3(a)(3)                 Certificate of Amendment to the Amended         Incorporated herein by reference to
                        Articles of Incorporation, as amended of        Exhibit 3(a)(3) to the Company's Quarterly
                        the Company (as filed with the Ohio             Report on Form 10-Q for the fiscal quarter
                        Secretary of State on May 10, 2000)             ended March 31, 2000

3(a)(4)                 Certificate of Amendment to the Amended         Filed Herein
                        Articles of Incorporation, as amended of
                        the Company (as filed with the Ohio
                        Secretary of State on November 8, 2000)

3(a)(5)                 Amended Articles of Incorporation, as           Filed Herein
                        amended of the Company (reflecting
                        amendments through November 8, 2000 for
                        purposes of Securities and Exchange
                        Commission reporting compliance only)

3(b)                    Amended Regulations of the Company              Incorporated herein by reference to
                                                                        Exhibit 3(b) to the Company's Registration
                                                                        Statement on Form S-1, as filed with the
                                                                        Securities and Exchange Commission on
                                                                        February 12, 1991 (Registration No.
                                                                        33-38878)

4(a)(1)                 Amended Articles of Incorporation of the        Incorporated herein by reference to
                        Company (as filed with the Ohio Secretary       Exhibit 3(a)(1) to the Company's Annual
                        of State on February 8, 1991)                   Report on Form 10-K for the fiscal year
                                                                        ended June 30, 1997

4(a)(2)                 Certificate of Amendment to the Amended         Incorporated herein by reference to
                        Articles of Incorporation of the Company        Exhibit 3(a)(2) to the Company's Annual
                        (as filed with the Ohio Secretary of            Report on Form 10-K for the fiscal year
                        State on July 16, 1996)                         ended June 30, 1997

Exhibit No.             Description                                     Page
-----------             -----------                                     ----

4(a)(3)                 Certificate of Amendment to the Amended         Incorporated herein by reference to
                        Articles of Incorporation, as amended of        Exhibit 3(a)(3) to the Company's Quarterly
                        the Company (as filed with the Ohio             Report on Form 10-Q for the fiscal quarter
                        Secretary of State on May 10, 2000)             ended March 31, 2000

4(a)(4)                 Certificate of Amendment to the Amended         Filed Herein at Exhibit 3(a)(4)
                        Articles of Incorporation, as amended of
                        the Company (as filed with the Ohio
                        Secretary of State on November 8, 2000)

4(a)(5)                 Amended Articles of Incorporation, as           Filed Herein at Exhibit 3(a)(5)
                        amended of the Company (reflecting
                        amendments through November 8, 2000 for
                        purposes of Securities and Exchange
                        Commission reporting compliance only)

4(b)                    Amended Regulations of the Company              Incorporated herein by reference to
                                                                        Exhibit 3(b) to the Company's Registration
                                                                        Statement on Form S-1, as filed with the
                                                                        Securities and Exchange Commission on
                                                                        February 12, 1991 (Registration No.
                                                                        33-38878)

4(c)                    Share Exchange Agreement, dated January         Incorporated herein by reference to
                        9, 1997                                         Exhibit 99 to the Company's Current Report
                                                                        on Form 8-K, as filed with the Securities
                                                                        and Exchange Commission on January 24, 1997

4(d)                    Investor Rights Agreement, dated as of          Incorporated herein by reference to
                        May 10, 2000, among the Company, the            Exhibit 4(c) to the Company's Quarterly
                        Investors identified therein and Lawrence       Report on Form 10-Q for the fiscal quarter
                        J. Fox                                          ended March 31, 2000

4(e)                    Amendment to Investor Rights Agreement,         Incorporated herein by reference to
                        dated as of August 15, 2000, among the          Exhibit 4(c) to the Company's Current
                        Company, the Investors identified therein       Report on Form 8-K, as filed with the
                        and Lawrence J. Fox                             Securities and Exchange Commission on
                                                                        August 30, 2000

4(f)                    Warrant for the Purchase of Shares of           Incorporated herein by reference to
                        Common Stock of the Company issued to           Exhibit 4(d) to the Company's Quarterly
                        Morgan Stanley Dean Witter Venture              Report on Form 10-Q for the fiscal quarter
                        Partners IV, L.P., and Exhibit A,               ended March 31, 2000
                        identifying other identical warrants
                        issued to the Investors identified on
                        Exhibit A, for the number of common
                        shares identified on Exhibit A

Exhibit No.             Description                                     Page
-----------             -----------                                     ----

10(a)                   Amendment to Investor Rights                    Incorporated herein by reference to
                        Agreement, dated as of August 15, 2000,         Exhibit 4(c) to the Company's Current
                        among the Company, the Investors                Report on Form 8-K, as filed with
                        identified therein and  Lawrence J. Fox         the Securities and Exchange Commission on
                                                                        August 30, 2000

27                      Financial Data Schedule                         Filed Herein