Form 10-Q
period 2000-12-31
FRONTSTEP INC
filed 2001-02-14
CIK 872443

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

     As of February 8, 2001, 7,568,218 shares of the issuer's common stock, without par value, were outstanding.

================================================================================

                        FRONTSTEP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                             PAGE
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets as of December 31, 2000 (unaudited) and June 30, 2000................3

              Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended
              December 31, 2000 and 1999.......................................................................4

              Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended
              December 31, 2000 and 1999.......................................................................5

              Notes to Consolidated Financial Statements (unaudited)...........................................6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations............9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk......................................14


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings...............................................................................15

Item 2.       Changes in Securities and Use of Proceeds.......................................................15

Item 3.       Defaults Upon Senior Securities.................................................................15

Item 4.       Submission of Matters to a Vote of Security Holders.............................................15

Item 5.       Other Information...............................................................................16

Item 6.       Exhibits and Reports on Form 8-K................................................................16


SIGNATURES....................................................................................................17

EXHIBIT INDEX.................................................................................................18

                         PART I. - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                                 FRONTSTEP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                 DECEMBER 31,    JUNE 30,
                                                                                     2000          2000
                                                                                 ------------    --------
                                                                                  (UNAUDITED)
                                      ASSETS
Current assets:
   Cash and cash equivalents                                                       $ 1,331      $11,868
   Trade accounts receivable, net                                                   43,736       36,956
   Prepaid expenses                                                                  3,163        2,610
   Income tax receivable                                                             2,170        1,867
   Deferred income taxes                                                             1,510        1,510
   Inventories                                                                         878          861
   Other current assets                                                                700          988
                                                                                   -------      -------
                                                                                    53,488       56,660
Capitalized software, net                                                           17,460       18,329
Intangibles, net                                                                     8,860        9,113
Property and equipment, net                                                          8,530        7,986
Other assets                                                                         2,723        2,280
                                                                                   -------      -------
Total assets                                                                       $91,061      $94,368
                                                                                   =======      =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                           $14,083      $13,613
   Deferred revenue                                                                 18,197       18,223
   Current portion of long-term obligations                                          1,967        5,476
                                                                                   -------      -------
                                                                                    34,247       37,312
Noncurrent liabilities:
   Long-term debt                                                                    8,578        3,000
   Deferred income taxes                                                             3,082        4,167
   Other                                                                               351          169
                                                                                   -------      -------
                                                                                    12,011        7,336
Minority interest                                                                    2,071        2,146
Series A Convertible Participating Preferred Stock, no par value                      --         10,865
Shareholders' equity:
   Series A Convertible Participating Preferred Stock, no par value; 1,000,000 shares authorized; 566,933 shares issued and outstanding at December 31,
     2000; liquidation preference $24 per share                                     10,865         --
   Common stock; no par value; 20,000,000 shares authorized; 7,809,357 and
     7,807,857 shares issued and outstanding at December 31, 2000 and June 30,
     2000, respectively                                                                 78           78
   Additional paid-in capital                                                       37,276       37,216
   Treasury stock, at cost; 304,200 shares                                          (1,320)      (1,320)
   Retained earnings (deficit)                                                      (1,214)       3,292
   Accumulated other comprehensive loss                                             (2,953)      (2,557)
                                                                                   -------      -------
                                                                                    42,732       36,709
                                                                                   -------      -------
Total liabilities and shareholders' equity                                         $91,061      $94,368
                                                                                   =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                                 FRONTSTEP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                 DECEMBER 31,                DECEMBER 31,
                                                            ----------------------      ----------------------
                                                              2000          1999          2000          1999
                                                            --------      --------      --------      --------
                                                                  (UNAUDITED)                   (UNAUDITED)

Revenue:
   License fees                                             $17,185       $15,538       $29,066       $28,930
   Service, maintenance and support                          16,878        18,842        33,030        37,521
                                                            -------       -------       -------       -------
     Total revenue                                           34,063        34,380        62,096        66,451

Cost of revenue:
   License fees                                               5,489         4,791         9,934         9,029
   Service, maintenance and support                           9,566        10,863        19,408        20,993
                                                            -------       -------       -------       -------
     Total cost of revenue                                   15,055        15,654        29,342        30,022
                                                            -------       -------       -------       -------
Gross margin                                                 19,008        18,726        32,754        36,429

Operating expenses:
   Selling, general and administrative                       15,991        13,268        28,254        24,858
   Research and development                                   3,471         4,026         7,189         7,637
   Amortization of acquired intangibles                         831           764         1,668         1,529
   Non-recurring charges related to divested operations        --            --           2,163          --
                                                            -------       -------       -------       -------
     Total operating expenses                                20,293        18,058        39,274        34,024
                                                            -------       -------       -------       -------
Operating income (loss)                                      (1,285)          668        (6,520)        2,405
Other expense, net                                             (122)         (196)          (49)         (466)
                                                            -------       -------       -------       -------
Income (loss) before income taxes                            (1,407)          472        (6,569)        1,939
Provision for (benefit from) income taxes                      (450)          184        (2,063)          756
                                                            -------       -------       -------       -------
Net income (loss)                                           $  (957)      $   288       $(4,506)      $ 1,183
                                                            =======       =======       =======       =======

Net income (loss) per common share:
   Basic                                                    $ (0.13)      $  0.04        $ (0.60)      $  0.16
                                                            =======       =======        =======       =======
   Diluted                                                  $ (0.13)      $  0.04        $ (0.60)      $  0.15
                                                            =======       =======        =======       =======

Shares used in computing per share amounts:
   Basic                                                      7,505         7,357          7,505         7,356
   Diluted                                                    7,505         7,836          7,505         7,778

The accompanying notes are an integral part of these consolidated financial statements.

                                 FRONTSTEP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             SIX MONTHS ENDED
                                                                                DECEMBER 31,
                                                                           ----------------------
                                                                             2000          1999
                                                                           --------      --------
                                                                                (UNAUDITED)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                          $ (4,506)     $  1,183
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation                                                             2,189         2,156
     Amortization                                                             3,658         3,001
     Non-recurring charges related to divested operations                     2,163          --
     Deferred income taxes                                                   (1,085)          (68)
     Changes in operating assets and liabilities:
       Accounts receivable                                                   (6,890)           13
       Prepaid expenses and other assets                                       (854)         (357)
       Accounts payable and accrued expenses                                 (1,779)       (5,400)
       Deferred revenue                                                          34           768
       Income taxes payable/receivable                                         (366)         (298)
                                                                           --------      --------
Net cash provided by (used in) operating activities                          (7,436)          998

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                          (2,806)       (1,279)
Additions to purchased and developed software                                (2,593)       (2,242)
                                                                           --------      --------
Net cash used in investing activities                                        (5,399)       (3,521)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                                      58            39
Proceeds from long-term obligations                                          28,735        24,968
Payments on long-term obligations                                           (26,557)      (23,115)
                                                                           --------      --------
Net cash provided by financing activities                                     2,236         1,892
Effect of exchange rate changes on cash                                          62            46
                                                                           --------      --------
Net decrease in cash and cash equivalents                                   (10,537)         (585)
Cash and cash equivalents at beginning of period                             11,868         5,236
                                                                           --------      --------

Cash and cash equivalents at end of period                                 $  1,331      $  4,651
                                                                           ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                 FRONTSTEP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation and Description of Business. Frontstep, Inc. and its subsidiaries ("Frontstep" or the "Company"), is a leading global provider of business software and services for mid-sized manufacturing, distribution and other companies, including business units of larger companies. The Company offers a comprehensive suite of integrated, collaborative network-centric software and services, including enterprise resource planning ("ERP"), customer relationship management ("CRM"), web-driven channel management, supply chain and e-procurement solutions and collaboration and integration products. Also, through its subsidiary, brightwhite solutions, inc. ("brightwhite"), the Company delivers related e-business consulting services.

      Founded in 1979, Frontstep is headquartered in Columbus, Ohio. The Company has more than 4,000 customers that it serves from 27 sales and service offices in North America, Europe and the Pacific Rim, as well as through independent software and support business partners worldwide. The Company recently changed its name from Symix Systems, Inc. to Frontstep, Inc.

      The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three and six months ended December 31, 2000 and 1999, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2000 ("Annual Report"). The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of the results to be expected for a full year.

      Comprehensive Income. The Company believes that the only item in addition to net income that would be included in comprehensive income is the foreign currency translation adjustment. Comprehensive income (loss) for the three and six months ended December 31, 2000 and 1999 is as follows (in thousands):

                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            DECEMBER 31,           DECEMBER 31,
                                                          -----------------    -------------------
                                                           2000      1999        2000        1999
                                                          -----      ----      -------      ------
Net income (loss)                                         $(957)     $288      $(4,506)     $1,183
Foreign currency translation adjustment, net of taxes       (19)      (72)        (272)         51
                                                          -----      ----      -------      ------

Comprehensive income (loss), net of taxes                 $(976)     $216      $(4,778)     $1,234
                                                          =====      ====      =======      ======

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and related notes. Actual results could differ from those estimates.

NOTE 2 - LINE OF CREDIT

      In December 2000, the Company entered into a new revolving credit facility with PNC Bank, National Association (the "Credit Facility") to replace the Company's credit agreement with Bank One, N.A. (the "Previous Credit Agreement"). The Credit Facility provides the Company with up to $20,000,000 of revolving credit availability for a three-year period based on qualifying accounts receivable and is secured by the Company's trade accounts receivable originating within the United States and Canada. Borrowings under the Credit Facility currently bear interest at either the federal funds rate plus 0.5% or, at the Company's option, the Eurodollar market rate plus 2.75%. The interest rate is subject to change based on interest rate formulas tied to the Company's net income. The Credit Facility is subject to customary terms and conditions, including a financial covenant that the Company maintain a minimum level of net worth.

      The Previous Credit Agreement provided for a $15,000,000 secured revolving line of credit. At September 30, 2000, the Company was not in compliance with certain of the debt covenants and the Company's prior bank had proposed certain amendments to the Previous Credit Agreement and had provided a waiver relating to noncompliance upon execution of the proposed amendments. Effective with the funding provided by the Credit Facility to pay off, in full, the Previous Credit Agreement, the Company is in compliance with the Credit Facility.

NOTE 3 - NON-RECURRING CHARGES

      In July 2000, the Company announced several structural changes to discontinue certain business operations, write off non-performing assets and to restructure the Company to better focus on its core business strategy. These changes included divesting the Company's FieldPro subsidiary, discontinuing operations of the Company's e-Mongoose subsidiary, consolidating the Company's product development organizations and restructuring the Company's sales channels. In connection with this announcement, the Company recorded a non-recurring charge of $3,011,000, pre-tax, in the three months ended June 30, 2000 and an additional $2,163,000, pre-tax, in the three months ended September 30, 2000.

      The non-recurring charge incurred in the three months ended September 30, 2000 primarily related to severance payments made to employees associated with the discontinued operations discussed above. Of the total $2,163,000 non-recurring charge incurred in the three months ended September 30, 2000, $645,000 is accrued as of December 31, 2000 for such severance payments expected to be paid in future quarters.

NOTE 4 - EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           DECEMBER 31,          DECEMBER 31,
                                                      --------------------   -------------------
                                                       2000          1999     2000         1999
                                                      ------        ------   -------      ------
Numerator for basic and diluted earnings (loss)
   per share - net income (loss)                      $ (957)       $  288   $(4,506)     $1,183
                                                      ======        ======   =======      ======

Denominator for basic earnings (loss) per share -
   weighted average common shares outstanding          7,505         7,357     7,505       7,356
   Effect of dilutive employee stock options            --             479      --           422
                                                      ------        ------   -------      ------
Denominator for diluted earnings (loss) per share
   - adjusted weighted average common shares and
   assumed conversions                                 7,505         7,836     7,505       7,778
                                                      ======        ======   =======      ======

Basic net income (loss) per share                     $(0.13)       $ 0.04   $ (0.60)     $ 0.16
                                                      ======        ======   =======      ======

Diluted net income (loss) per share                   $(0.13)       $ 0.04   $ (0.60)     $ 0.15
                                                      ======        ======   =======      ======

      During the three and six months ended December 31, 2000, common equivalent shares were outstanding, but were not included in the computation of diluted net income per share because the Company reported a net loss for those periods and, therefore, the effect would be antidilutive.

      During the three and six months ended December 31, 1999, options to purchase 321,125 and 330,125 common shares, respectively, at a weighted average price of $18.21 and $18.02 per share, respectively, were outstanding, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares for those periods and, therefore, the effect would be antidilutive.

NOTE 5 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

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

      Summarized financial information attributable to each of the Company's geographic areas is shown in the following table (in thousands, except percentage data):

                                                  NORTH AMERICA           ASIA/PACIFIC                EUROPE
                                                -----------------      -----------------       -----------------
THREE MONTHS ENDED DECEMBER 31, 2000
Total revenue                                   $27,404        80%     $3,044          9%      $ 3,615        11%
Operating income (loss) before amortization
   of intangibles and special charges               (12)        3%       (600)       132%          158       (35)%
Operating income (loss)                            (713)       55%       (616)        48%           44        (3)%
Identifiable assets                              71,559        79%      9,148         10%       10,354        11%

THREE MONTHS ENDED DECEMBER 31, 1999
Total revenue                                   $27,425        80%     $2,978          9%      $ 3,977        11%
Operating income (loss) before amortization
   of intangibles                                 2,359       165%       (207)       (15)%        (720)      (50)%
Operating income (loss)                           1,752       262%       (227)       (34)%        (857)     (128)%
Identifiable assets                              68,516        77%      8,831         10%       11,481        13%

SIX MONTHS ENDED DECEMBER 31, 2000
Total revenue                                   $49,010        79%     $6,163         10%      $ 6,923        11%
Operating income (loss) before amortization
   of intangibles and special charges*           (2,339)       87%       (633)        24%          283       (11)%
Operating income (loss)                          (5,903)       91%       (666)        10%           49        (1)%
Identifiable assets                              71,559        79%      9,148         10%       10,354        11%

SIX MONTHS ENDED DECEMBER 31, 1999
Total revenue                                   $52,963        80%     $6,306          9%      $ 7,182        11%
Operating income (loss) before amortization
   of intangibles and special charges             4,905       125%        119          3%       (1,090)      (28)%
Operating income (loss)                           3,691       154%         79          3%       (1,365)      (57)%
Identifiable assets                              68,516        77%      8,831         10%       11,481        13%

-------------
* Exclusive of non-recurring charges of $2,163,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current beliefs, plans, objectives and expectations of the Company's management. The words "expect," "anticipate," "intend," "plan," "believe," "estimate" and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Such risks and uncertainties include those set forth in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. Unless required by law, the Company undertakes no obligation to update any forward-looking statements. However, readers should carefully review the risk factors set forth in each of the Company's reports or documents filed with the Securities and Exchange Commission.

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

OVERVIEW

      CURRENT FINANCIAL RESULTS The Company is a leading provider of integrated ERP software and services for mid-market manufacturing and distribution companies and business units of larger companies. Since the second quarter of fiscal 2000, the Company has experienced changing market conditions resulting from the impact of the internet on business processes and a lessening of demand for ERP systems. Well before these market changes began to affect results of operations, the Company began to enhance its product offerings beyond its traditional ERP systems to include a comprehensive suite of integrated b2b e-business software and services, including CRM, on-line sales and service, web-driven channel management, supply chain and e-procurement solutions and collaboration and integration products. In that regard, in fiscal 2000, the Company created its Frontstep subsidiary to develop the infrastructure and sales channels to support these new products and services and created its brightwhite subsidiary to provide related e-business consulting services. In November 2000, the shareholders of the Company overwhelmingly approved a change in the Company's name to Frontstep, Inc. to signal the completion of this transformation.

      In the three months ended December 31, 2000 (the "current fiscal quarter" or the "fiscal 2001 quarter"), the Company believes it began to demonstrate that the investments made in its transformation were beginning to have a positive effect on the Company's results. License fees revenue, which the Company believes is the most important measurement of current and future revenue performance, grew 45% over the three months ended September 30, 2000 (the "September quarter") and 11% over the three months ended December 31, 1999 (the "prior year fiscal quarter" or the "fiscal 2000 quarter"). The Company believes that the demand for its e-business system solutions has been improving. Further, the demand for the Company's ERP software has improved and the Company believes that such demand, for mid-market companies, is directly related to their desire and expectations for an integrated e-business and enterprise management solution to meet their business needs, which is consistent with the Company's new and legacy software offerings. For this reason, the Company believes that the demand for its software will continue to improve over comparable periods in the prior year. While license fees revenue improved in the current fiscal quarter, total revenues were comparable to the prior year fiscal quarter primarily as a result of continued sluggish demand for the Company's professional services. In the current fiscal quarter, maintenance and services revenues declined 10% compared to the prior year fiscal quarter. Improvements in demand for the Company's services generally lag behind the growth in license fees revenue by one or two fiscal quarters. As a result of the improvements in license fees revenue in the current fiscal quarter, the Company expects that maintenance and service revenues will improve in the future.

      The Company reported a net loss for the current fiscal quarter of $957,000. The loss was significantly smaller than the amounts reported in any of the previous three quarters. Despite the turnaround in license fees revenue in the current fiscal quarter, the Company believes that its continuing investments in product development to support the advancement of the new e-business products is critical to its long-term success and, as a result, such spending has continued at historically high levels in the current fiscal year. In addition, expenditures to build infrastructure to support e-business sales and marketing have also been made in the current fiscal year. The Company believes that as these investments are completed and begin to positively affect the Company's revenues, the Company will begin to report net income in their quarterly financial results. The Company believes these investments began to positively impact the reported financial results in the current fiscal quarter and anticipates that profitability will return before the end of the current fiscal year. However, the challenges of entering new markets with new products, the uncertainty of the demand for ERP systems and the potential for an economic slowdown in the early part of calendar year 2001 make financial projections particularly challenging and, as a result, there can be no assurance that the Company's expected revenue growth or return to profitability can be achieved.

      PREVIOUS QUARTERLY FINANCIAL RESULTS AND EVENTS For several quarters prior to the current fiscal quarter, the Company had experienced a decline in revenues related to a sluggish demand for its software products and services. The Company believes that this decline is related to the continued industry-wide trend of delays in new business system purchases caused initially by the Year 2000 market dynamics and subsequently by a desire by potential customers to better understand the internet and the role of e-business solutions on their overall systems strategy.

      As a direct result of these market conditions and related sluggish demand, the Company recorded operating losses before non-recurring items of $7.1 million and $3.1 million in the fiscal year ended June 30, 2000 and the September quarter, respectively. The Company chose to make several structural changes to discontinue certain business operations, write off non-performing assets and to restructure the Company to better focus on its core business strategy. In connection with these changes, the Company recorded a $3.0 million, pre-tax, non-recurring charge in fiscal year 2000 and an additional $2.2 million, pre-tax, in the September quarter. The combination of the sluggish demand causing declining revenues and the Company's decision to make structural changes resulted in net after tax losses of $10.2 million and $4.5 million in fiscal year 2000 and the six months ended December 31, 2000, respectively.

GENERAL

      The Company's total revenue is derived primarily from licensing software, providing related services, including installation, implementation, training, consulting and systems integration and providing maintenance and support on an annual basis. Revenue is accounted for in accordance with Statement of Position 97-2 on Software Revenue Recognition, as amended and interpreted from time to time. The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements, in December 1999. SAB No. 101, as amended, provides guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements. While the implementation of SAB No. 101 has been delayed until the quarter beginning April 1, 2001, the Company has evaluated the impact of it and believes that it will not have a material impact on its financial position or results of operations when implemented.

      Cost of license fees revenue includes royalties, amortization of capitalized software development costs and software delivery expenses. Cost of service, maintenance and support revenue includes the personnel and related overhead costs for implementation, training and customer support services, together with fees paid to third parties for subcontracted services.

      Selling, general and administrative expenses consist of personnel, facilities and related overhead costs, together with other operating costs of the Company, including advertising and marketing costs.

      Research and development expenses include personnel and related overhead costs for product development, enhancement, upgrades, quality assurance and testing. The amount of such expenses is dependent on the nature and status of the development process for the Company's products.

      Development costs capitalized in a given period are dependent upon the nature and status of the development process. Upon general release of a product, related capitalized costs are amortized over three years and recorded as license fees cost of revenue.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

      Revenue. Total revenue decreased $0.3 million, or 0.9%, to $34.1 million in the current fiscal quarter from $34.4 million in the prior year fiscal quarter. However, such revenues increased 21.5% sequentially over the September quarter. The total revenue mix is shown in the table below (in thousands, except percentage data):

                                                  THREE MONTHS ENDED DECEMBER 31,
                                             ----------------------------------------
                                                   2000                    1999
                                             -----------------      -----------------

License fees revenue                         $17,185      50.5%     $15,538      45.2%
Service, maintenance and support revenue      16,878      49.5%      18,842      54.8%
                                             -------     -----      -------     -----

    Total revenue                            $34,063     100.0%     $34,380     100.0%
                                             =======     =====      =======     =====

      License fees revenue increased 10.6% in the fiscal 2001 quarter from the fiscal 2000 quarter. The Company believes that the increase in license fees revenue in the fiscal 2001 quarter is due to an increasing demand for the Company's new comprehensive suite of integrated product offerings and a modestly improved demand for ERP systems. The Company believes that such improved demand for ERP systems is directly related to the completeness and integration of the Company's entire product offering, including e-business applications.

      Service, maintenance and support revenue decreased 10.4% in the fiscal 2001 quarter from the fiscal 2000 quarter. The decrease is primarily the result of a decrease in service revenues resulting from the sluggish license fees revenue experienced by the Company prior to the current fiscal quarter, offset in part by improved maintenance and support revenues. Service revenues in particular are directly dependent on new license purchases by new and existing customers. As a result of the increase in demand evidenced by license fees revenue growth in the current fiscal quarter, the Company expects that service revenues will improve in coming quarters.

      Generally, maintenance and support contract renewals are billed annually and revenue is recognized ratably over the contract period, which is typically twelve months. Deferred revenue on the Company's balance sheet, which relates primarily to such maintenance and support contracts, was $18.2 million at both December 31, 2000 and at June 30, 2000, reflecting a fairly consistent pattern of maintenance renewals by the Company's customers and the increase in license fees revenue discussed above.

      Cost of Revenue. Total cost of revenue as a percentage of total revenue decreased to 44.2% for the fiscal 2001 quarter from 45.5% for the fiscal 2000 quarter.

      Cost of license fees revenue increased $0.7 million, or 14.6%, to $5.5 million in the fiscal 2001 quarter from $4.8 million in the fiscal 2000 quarter and as a percentage of license fees revenue, increased to 31.9% in the fiscal 2001 quarter from 30.8% in the fiscal 2000 quarter. The percentage increase is primarily attributable to an increase in the number of third party product vendors included in the Company's new product offerings. The cost of license fees revenue as a percentage of license revenue for the current fiscal quarter is significantly improved over the percentage of 33.9% reported for the full year ended June 30, 2000. This improvement is a result of the increase in license fees revenue in the current fiscal quarter and is more reflective of the Company's expectations for such percentage in the future.

      Cost of service, maintenance and support revenue decreased $1.3 million, or 11.9%, to $9.6 million in the fiscal 2001 quarter from $10.9 million in the fiscal 2000 quarter and as a percentage of service, maintenance and support revenue, decreased to 56.7% in the fiscal 2001 quarter from 57.7% in the fiscal 2000 quarter. The percentage decrease is primarily due to the increase of maintenance and support revenues and, to a lesser extent, improved utilization of services personnel.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.7 million, or 20.5%, to $16.0 million in the fiscal 2001 quarter from $13.3 million in the fiscal 2000 quarter. Such expenses as a percentage of total revenue increased to 46.9% in the fiscal 2001 quarter from 38.6% in the fiscal 2000 quarter. In the current fiscal quarter, the Company made a provision for $1.0 million to its reserve for accounts receivable and subsequently wrote off certain accounts that were deemed uncollectible. Also, the Company achieved its internal operating plan in the current fiscal quarter, which had not been done in the prior year fiscal quarter. A provision was made for bonus and commission payments due to management and sales executives. Finally, the costs associated with the Company's transformation discussed above and the necessary infrastructure growth also account for a portion of the increase in selling, general and administrative expenses in the current fiscal quarter.

      Research and Development. Total research and development expenses, including amounts capitalized, decreased $0.5 million or 9.0%, to $4.7 million for the fiscal 2001 quarter from $5.1 million for the fiscal 2000 quarter and decreased as a percentage of total revenues to 13.7% in the fiscal 2001 quarter from 14.9% in the fiscal 2000 quarter. The Company is continuing to spend a substantial portion of total revenues on the development of its e-business software products and capabilities, development of future releases of the Company's ERP software and development of interfaces with third-party software products. The Company believes that these investments are critical to the success and market acceptance of its new e-business offerings and total suite of integrated collaborative business systems.

      The Company capitalized research and development costs of $1.2 million during the fiscal 2001 quarter and $1.1 million during the fiscal 2000 quarter.

      Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes for the fiscal 2001 and 2000 quarters reflects an effective tax rate of 32% and 39%, respectively. The effective tax rate in the fiscal 2001 quarter differs from the expected corporate tax rate primarily due to foreign losses incurred in countries where no tax benefits will be received for the losses and the non-deductibility of the amortization of certain intangibles.

      SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1999

      Revenue. Total revenue decreased $4.4 million, or 6.6%, to $62.1 million in the six months ended December 31, 2000 (the "current fiscal six month period") from $66.5 million in the six months ended December 31, 1999 (the "prior fiscal six month period"). The total revenue mix is shown in the table below (in thousands, except percentage data):

                                                    SIX MONTHS ENDED DECEMBER 31,
                                             ----------------------------------------
                                                   2000                    1999
                                             -----------------      -----------------
License fees revenue                         $29,066      46.8%     $28,930      43.5%
Service, maintenance and support revenue      33,030      53.2%      37,521      56.5%
                                             -------     -----      -------     -----

    Total revenue                            $62,096     100.0%     $66,451     100.0%
                                             =======     =====      =======     =====

      License fees revenue increased 0.5% in the current fiscal six month period from the prior fiscal six month period. While license fees revenue for the current fiscal six month period are comparable to the prior fiscal six month period, the Company has been experiencing a steadily increasing demand for the Company's new comprehensive suite of integrated product offerings and a modestly improved demand for ERP systems as the current fiscal six month period has progressed. The Company believes that such improved demand for ERP systems is directly related to the completeness and integration of the Company's entire product offering, including e-business applications.

      Service, maintenance and support revenue decreased 12.0% in the current fiscal six month period from the prior fiscal six month period. The decrease is primarily the result of the sluggish license fees revenue experienced by the Company prior to the current fiscal six month period. Services revenues in particular are directly dependent on new license purchases by new and existing customers. As a result of the increase in demand evidenced by license fees revenues growth in the current fiscal six month period, the Company expects that services revenue will improve in coming quarters.

      Cost of Revenue. Total cost of revenue as a percentage of total revenue increased to 47.3% for the current fiscal six month period from 45.2% for the prior fiscal six month period.

      Cost of license fees revenue increased $0.9 million, or 10.0%, to $9.9 million in the current fiscal six month period from $9.0 million in the prior fiscal six month period and as a percentage of license fees revenue, increased to 34.2% in the current fiscal six month period from 31.2% in the prior fiscal six month period. The percentage increase is primarily attributable to an increase in the number of third party product vendors included in the Company's new product offerings and to the lower license fees revenue in the September quarter affecting certain fixed and related costs. The cost of license fees revenue as a percentage of license fees revenue for the current fiscal six month period is comparable to the percentage of 33.9% reported for the full year ended June 30, 2000. However, the Company expects that the improvement noted above for the current fiscal quarter is more reflective of the Company's expectations for such percentage in the future.

      Cost of service, maintenance and support revenue decreased $1.6 million, or 7.6%, to $19.4 million in the current fiscal six month period from $21.0 million in the prior fiscal six month period and as a percentage of service, maintenance and support revenue, increased to 58.8% in the current fiscal six month period from 56.0% in the prior fiscal six month period. The percentage increase is primarily due to the effects of fixed costs associated with a decline in related service revenue resulting from the sluggish license fees revenue experienced by the Company prior to the current fiscal six month period. As noted above, service revenues in particular are directly dependent on new license purchases by new and existing customers. As a result of the increase in demand evidenced by license fees revenue growth in the current fiscal six month period, the Company expects that the services revenue will improve in coming quarters, as will the related gross margin for service, maintenance and support revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.4 million, or 13.7%, to $28.3 million in the current fiscal six month period from $24.9 million in the prior fiscal six month period. Such expenses as a percentage of total revenue increased to 45.5% in the current fiscal six month period from 37.4% in the prior fiscal six month period. In the current fiscal six month period, the Company made a provision for $1.4 million to its reserve for accounts receivable and subsequently wrote off certain accounts that were deemed uncollectible. Also, the Company achieved its internal operating plan in the current fiscal six month period, which had not been done in the prior fiscal six month period. A provision was made for bonus and commission payments due to management and sales executives. Finally, the costs associated with the Company's transformation discussed above and the necessary infrastructure growth also account for a portion of the increase in selling, general and administrative expenses in the current fiscal six month period.

      Research and Development. Total research and development expenses, including amounts capitalized, decreased $0.1 million or 1.0%, to $9.8 million for the current fiscal six month period from $9.9 million for the prior fiscal six month period and increased as a percentage of total revenues to 15.8% in the current fiscal six month period from 14.9% in the prior fiscal six month period. The Company is continuing to spend a substantial portion of total revenues on the development of its e-business software products and capabilities, development of future releases of the Company's ERP software and development of interfaces with third-party software products. The Company believes that these investments are critical to the success and market acceptance of its new e-business offerings and the total suite of integrated collaborative business systems.

      The Company capitalized research and development costs of $2.6 million during the current fiscal six month period and $2.2 million during the prior fiscal six month period.

      Non-recurring Charges. In July 2000, the Company announced several structural changes to discontinue certain business operations, write off non-performing assets and to restructure the Company to better focus on its core business strategy. These changes included divesting the Company's FieldPro subsidiary, discontinuing operations of the Company's e-Mongoose subsidiary, consolidating the Company's product development organizations and restructuring the Company's sales channels. In connection with this announcement, the Company recorded a $3.0 million, pre-tax, non-recurring charge in the three months ended June 30, 2000 and an additional $2.2 million, pre-tax, in the September quarter.

      Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes for the current and prior fiscal six month periods reflects an effective tax rate of 31% and 39%, respectively. The effective tax rate in the current fiscal six month period differs from the expected corporate tax rate primarily due to foreign losses incurred in countries where no tax benefits will be received for the losses and the non-deductibility of the amortization of certain intangibles.

QUARTERLY RESULTS

      The Company's results of operations have fluctuated on a quarterly basis. The Company's expenses, with the principal exception of sales commissions and certain components of cost of revenue, are generally fixed and do not vary with revenue. As a result, any shortfall of actual revenue in a given quarter would adversely affect net earnings for that quarter.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2000, the Company had cash and cash equivalents of $1.3 million and working capital of $19.2 million. During the six months ended December 31, 2000, the Company used $7.4 million of cash for operating activities, including the non-recurring charges described above, but only used $1.0 million of cash for operating activities in the current fiscal quarter. The Company purchased $2.8 million of property and equipment and used $2.6 million in relation to purchased and developed software. Cash was also used for the payment of $3.4 million on the Profit Solutions, Inc. acquisition notes and revolving credit facility borrowings increased from $3.0 million to $8.6 million.

      In December 2000, the Company entered into the Credit Facility to replace the Previous Credit Agreement. The Credit Facility provides the Company with up to $20.0 million of revolving credit availability for a three-year period based on qualifying accounts receivable and is secured by the Company's trade accounts receivable originating within the United States and Canada. Borrowings under the Credit Facility currently bear interest at either the federal funds rate plus 0.5% or, at the Company's option, the Eurodollar market rate plus 2.75%. The interest rate is subject to change based on interest rate formulas tied to the Company's net income. The Credit Facility is subject to customary terms and conditions, including a financial covenant that the Company maintain a minimum level of net worth. As of December 31, 2000, the Company was in compliance with the covenants and the Company believes that it will continue to be in compliance with such covenants.

      The Company anticipates that cash on hand, cash flow from operations and available borrowings as described above will be sufficient to satisfy expected cash needs for the next 12 months.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Foreign Exchange. Frontstep's revenues originating outside the North America were 20% of total revenues for the current and prior year fiscal quarters and were 21% and 20% of total revenues for the current and prior fiscal six month periods, respectively. By geographic region, revenues originating in Europe were 11% of total revenues for the current and prior year fiscal quarters and the current and prior fiscal six month periods. Revenues originating in Asia Pacific were 9% of total revenues for the current and prior year fiscal quarters and were 10% and 9% of total revenues for the current and prior fiscal six month period, respectively. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

      The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs of software, including certain development costs, incurred in the United States are charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which the Company conducts its operations as compared to the U.S. dollar and future operating results will be affected by gains and losses from foreign currency exposure.

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

      None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Company held its annual meeting of the shareholders on November 8, 2000.

         (b) Each of the following nominees for election to the Board of Directors of the Company were elected by the shareholders who were present or represented by proxy: Lawrence J. Fox, Stephen
                  A. Sasser, Larry L. Liebert, John T. Tait, Duke W. Thomas, James A. Rutherford, Roger D. Blackwell, Guy de Chazal and Barry Goldsmith.

         (c) Of the 7,320,183 shares represented in person or by proxy at the meeting, the number of shares voted for and the number of shares as to which the authority to vote in the election was withheld, were as follows with respect to each director nominee:

                     NAME             VOTES "FOR"     AUTHORITY TO VOTE WITHHELD
           Lawrence J. Fox             6,756,112                564,071
           Stephen A. Sasser           7,042,711                277,472
           Larry L. Liebert            7,031,371                288,812
           John T. Tait                7,036,511                283,672
           Duke W. Thomas              7,037,861                282,322
           James A. Rutherford         7,040,861                279,322
           Roger D. Blackwell          7,038,911                281,272
           Guy de Chazal               7,027,979                292,204
           Barry Goldsmith             7,038,850                281,333

                  The shareholders were also asked to consider and vote upon a proposal to amend the Company's Amended Articles of Incorporation, as amended, to change the name of the Company from "Symix Systems, Inc." to "Frontstep, Inc." Of the 7,320,183 shares represented in person or by proxy at the meeting, 7,258,124 shares were voted for the proposal, 53,916 shares were voted against the proposal, holders of 8,143 shares abstained from voting with respect to the proposal and there were no shares that represented broker non-votes.

                  The shareholders were also asked to consider and vote upon a proposal to amend the Company's Amended Articles of Incorporation, as amended, to permit the holders of the Company's Series A Convertible Participating Preferred Shares to have the right to more than one vote per share. Of the 7,320,183 shares represented in person or by proxy at the meeting, 3,648,763 shares were voted for the proposal, 884,964 shares were voted against the proposal, holders of 35,724 shares abstained from voting with respect to the proposal and 2,750,732 shares represented broker non-votes. This proposal required the affirmative vote of the holders of at least two-thirds of the outstanding common shares, the affirmative vote of the holders of at least seventy-five percent of the outstanding Series A Convertible Participating Preferred Shares and two-thirds of the common shares and Series A Convertible Participating Preferred Shares outstanding, collectively; therefore, the proposal did not pass.

                  The shareholders were also asked to consider and vote upon a proposal to approve the issuance of common shares upon conversion of the Company's outstanding Series A Convertible Participating Preferred Shares and/or upon exercise of outstanding warrants at a price per share which is less than the market price per share of common shares on the date that the Series A Convertible Participating Preferred Shares originally were issued. Of the 7,320,183 shares represented in person or by proxy at the meeting, 4,166,742 shares were voted for the proposal, 369,285 shares were voted against the proposal, holders of 33,424 shares abstained from voting with respect to the proposal and 2,750,732 shares represented broker non-votes.

         (d)      Not applicable.

ITEM 5.       OTHER INFORMATION.

      None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a) See Index to Exhibits filed with this Quarterly Report on Form 10-Q following the Signature Page.

         (b)      Reports on Form 8-K.

                  The Company filed a current report on Form 8-K, dated November 8, 2000, to report under Item 5 (Other Events) that effective November 8, 2000, the proposal to change the Company's name from "Symix Systems, Inc." to "Frontstep, Inc." was approved by the Company's shareholders at the Company's annual meeting held November 8, 2000 and became effective as of that date, and that, effective November 10, 2000, the Company's common stock will be traded on the Nasdaq National Market System under the symbol "FSTP".

                  The Company filed a current report on Form 8-K, dated November 8, 2000, to report under Item 4 (Changes in Registrant's Certifying Accountant) that effective November 8, 2000, the registrant appointed KPMG LLP as its Certifying Accountant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FRONTSTEP, INC.



Dated:  February 13, 2001             By:  /s/ Daniel P. Buettin
        -----------------                -----------------------
                                           Daniel P. Buettin
                                           Vice President and Chief Financial
                                             Officer
                                           (on behalf of the Registrant and as
                                           Principal Financial Officer)

                                INDEX TO EXHIBITS


Exhibit No.             Description                                     Page
-----------             -----------                                     ----
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

3(a)(4)                 Certificate  of  Amendment  to the Amended      Incorporated   herein   by   reference   to
                        Articles of  Incorporation,  as amended of      Exhibit 3(a)(4) to the Company's  Quarterly
                        the   Company  (as  filed  with  the  Ohio      Report on Form 10-Q for the fiscal  quarter
                        Secretary of State on November 8, 2000)         ended September 30, 2000

3(a)(5)                 Amended  Articles  of  Incorporation,   as      Incorporated   herein   by   reference   to
                        amended   of   the   Company   (reflecting      Exhibit 3(a)(5) to the Company's  Quarterly
                        amendments  through  November  8, 2000 for      Report on Form 10-Q for the fiscal  quarter
                        purposes  of   Securities   and   Exchange      ended September 30, 2000
                        Commission reporting compliance only)

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

4(a)(4)                 Certificate  of  Amendment  to the Amended      Incorporated   herein   by   reference   to
                        Articles of  Incorporation,  as amended of      Exhibit 3(a)(4) to the Company's  Quarterly
                        the   Company  (as  filed  with  the  Ohio      Report on Form 10-Q for the fiscal  quarter
                        Secretary of State on November 8, 2000)         ended September 30, 2000

4(a)(5)                 Amended  Articles  of  Incorporation,   as      Incorporated   herein   by   reference   to
                        amended   of   the   Company   (reflecting      Exhibit 3(a)(5) to the Company's  Quarterly
                        amendments  through  November  8, 2000 for      Report on Form 10-Q for the fiscal  quarter
                        purposes  of   Securities   and   Exchange      ended September 30, 2000
                        Commission reporting compliance only)

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

4(f)                    Warrant  for the  Purchase  of  Shares  of      Filed Herein
                        Common  Stock  of the  Company  issued  to
                        Morgan   Stanley   Dean   Witter   Venture
                        Partners  IV,  L.P. on May 10,  2000,  and
                        Exhibit  A,  identifying  other  identical
                        warrants    issued   to   the    investors
                        identified  on  Exhibit  A  on  the  dates
                        indicated,   for  the   number  of  common
                        shares listed on Exhibit A

Exhibit No.             Description                                     Page
-----------             -----------                                     ----
4(g)                    Assignment  and Assumption  Agreement,  by      Filed Herein
                        and  between  Morgan  Stanley  Dean Witter
                        Equity  Funding,  Inc. and the Originators
                        Investment  Plan, L.P., dated November 24,
                        2000

10(a)                   Warrant  for the  Purchase  of  Shares  of      Filed Herein at Exhibit 4(f)
                        Common  Stock  of the  Company  issued  to
                        Morgan   Stanley   Dean   Witter   Venture
                        Partners  IV,  L.P. on May 10,  2000,  and
                        Exhibit  A,  identifying  other  identical
                        warrants  issued to the  investors  listed
                        on Exhibit A on the dates  indicated,  for
                        the  number  of  common  shares  listed on
                        Exhibit A

10(b)                   Assignment  and Assumption  Agreement,  by      Filed Herein at Exhibit 4(g)
                        and  between  Morgan  Stanley  Dean Witter
                        Equity  Funding,  Inc. and the Originators
                        Investment  Plan, L.P., dated November 24,
                        2000

10(c)                   Revolving  Credit and Security  Agreement,      Filed Herein
                        dated  December 19, 2000, by and among the
                        Company,  Symix  Computer  Systems,  Inc.,
                        Symix  Computer  Systems  Delaware,  Inc.,
                        Brightwhite  Solutions,  Inc.,  Frontstep,
                        Inc.  (Minnesota),  Symix Computer Systems
                        (Canada),  Inc.  and  PNC  Bank,  National
                        Association
