Form 10-Q
period 2001-03-31
FRONTSTEP INC
filed 2001-05-21
CIK 872443

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

                                 Not Applicable
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

     As of May 8, 2001, 7,568,218 shares of the issuer's common stock, without par value, were outstanding.

================================================================================

                        FRONTSTEP, INC. AND SUBSIDIARIES

                                      INDEX


PART I.       FINANCIAL INFORMATION                                                                         PAGE

Item 1.       Financial Statements

              Consolidated Balance Sheets as of March 31, 2001 (unaudited) and June 30, 2000...................3

              Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended
              March 31, 2001 and 2000..........................................................................4

              Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended
              March 31, 2001 and 2000..........................................................................5

              Notes to Consolidated Financial Statements (unaudited)...........................................6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...........10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk......................................16


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings...............................................................................17

Item 2.       Changes in Securities and Use of Proceeds.......................................................17

Item 3.       Defaults Upon Senior Securities.................................................................17

Item 4.       Submission of Matters to a Vote of Security Holders.............................................17

Item 5.       Other Information...............................................................................17

Item 6.       Exhibits and Reports on Form 8-K................................................................17


SIGNATURES ...................................................................................................18

EXHIBIT INDEX ................................................................................................19

                         PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                 FRONTSTEP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                    MARCH 31,    JUNE 30,
                                                                                      2001         2000
                                                                                   ----------   ----------
                                                                                   (UNAUDITED)
                                      ASSETS
Current assets:
   Cash and cash equivalents                                                        $  1,214    $ 11,868
   Trade accounts receivable, net                                                     31,441      36,956
   Prepaid expenses                                                                    3,507       2,610
   Income taxes receivable                                                               -         1,867
   Deferred income taxes                                                               1,458       1,510
   Inventories                                                                           738         861
   Other current assets                                                                1,718         988
                                                                                    --------    --------
                                                                                      40,076      56,660

Capitalized software, net                                                             15,208      18,329
Intangibles, net                                                                       8,355       9,113
Property and equipment, net                                                            8,155       7,986
Other assets                                                                           1,504       2,280
                                                                                    --------    --------
Total assets                                                                        $ 73,298    $ 94,368
                                                                                    ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                            $ 14,859    $ 13,613
   Deferred revenue                                                                   16,512      18,223
   Income taxes payable                                                                  526         -
   Current portion of long-term obligations                                           10,202       5,476
                                                                                    --------    --------
                                                                                      42,099      37,312
Noncurrent liabilities:
   Long-term debt                                                                          -       3,000
   Deferred income taxes                                                               1,969       4,167
   Other                                                                                 267         169
                                                                                    --------    --------
                                                                                       2,236       7,336
Minority interest                                                                      2,109       2,146
Series A Convertible Participating Preferred Stock, no par value                           -      10,865
Shareholders' equity:
   Series A Convertible Participating Preferred Stock, no par value;
     1,000,000 shares authorized; 566,933 shares issued and
     outstanding at March 31, 2001; liquidation preference
     $24 per share                                                                    10,865           -
   Common stock; no par value; 20,000,000 shares authorized;
     7,872,418 and 7,807,857 shares issued and outstanding at
     March 31, 2001 and June 30, 2000, respectively                                       79          78
   Additional paid-in capital                                                         37,470      37,216
   Treasury stock, at cost; 304,200 shares                                            (1,320)     (1,320)
   Retained earnings (deficit)                                                       (16,562)      3,292
   Accumulated other comprehensive loss                                               (3,678)     (2,557)
                                                                                    --------    --------
                                                                                      26,854      36,709
                                                                                    --------    --------
Total liabilities and shareholders' equity                                          $ 73,298    $ 94,368
                                                                                    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                                 FRONTSTEP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                   MARCH 31,                MARCH 31,
                                               -------------------    ---------------------
                                                 2001        2000        2001       2000
                                               --------   --------    --------    --------
                                                    (UNAUDITED)            (UNAUDITED)
Revenue:
   License fees                               $ 10,724    $ 14,043    $ 39,790    $ 42,973
   Service, maintenance and support             16,448      17,425      49,478      54,946
                                              --------    --------    --------    --------
     Total revenue                              27,172      31,468      89,268      97,919

Cost of revenue:
   License fees                                  4,624       4,644      14,558      13,673
   Service, maintenance and support             10,192       9,484      29,600      30,477
                                              --------    --------    --------    --------
     Total cost of revenue                      14,816      14,128      44,158      44,150
                                              --------    --------    --------    --------
Gross margin                                    12,356      17,340      45,110      53,769

Operating expenses:
   Selling, general and administrative          14,388      14,203      42,642      39,061
   Research and development                      3,737       3,944      10,926      11,581
   Amortization of acquired intangibles            828         934       2,496       2,463
   Restructuring and other charges               8,493         638      10,656         638
                                              --------    --------    --------    --------
     Total operating expenses                   27,446      19,719      66,720      53,743
                                              --------    --------    --------    --------
Operating income (loss)                        (15,090)     (2,379)    (21,610)         26
Other expense, net                                (258)       (252)       (307)       (719)
                                              --------    --------    --------    --------
Loss before income taxes                       (15,348)     (2,631)    (21,917)       (693)
Benefit from income taxes                            -        (777)     (2,063)        (21)
                                              --------    --------    --------    --------
Net loss                                      $(15,348)   $ (1,854)   $(19,854)   $   (672)
                                              ========    ========    ========    ========

Net loss per common share:
   Basic                                      $  (2.03)   $  (0.25)   $  (2.64)   $  (0.09)
                                              ========    ========    ========    ========
   Diluted                                    $  (2.03)   $  (0.25)   $  (2.64)   $  (0.09)
                                              ========    ========    ========    ========

Shares used in computing per share amounts:
   Basic                                         7,563       7,428       7,524       7,380
   Diluted                                       7,563       7,428       7,524       7,380






The accompanying notes are an integral part of these consolidated financial statements.

                                 FRONTSTEP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                       NINE MONTHS ENDED
                                                                           MARCH 31,
                                                                     ----------------------
                                                                        2001         2000
                                                                     ----------   ---------
                                                                          (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                              $(19,854)   $   (672)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation                                                        3,129       3,172
     Amortization                                                        5,500       5,378
     Restructuring and other charges                                    10,656         638
     Deferred income taxes                                              (2,146)     (1,120)
     Changes in operating assets and liabilities,
       net of restructuring and other charges:
         Accounts receivable                                            (1,431)        778
         Prepaid expenses and other assets                              (1,075)       (520)
         Accounts payable and accrued expenses                          (1,287)     (5,866)
         Deferred revenue                                               (1,506)       (236)
         Income taxes payable/receivable                                 2,215        (725)
                                                                      --------    --------
Net cash provided by (used in) operating activities                     (5,799)        827

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                     (3,362)     (2,463)
Additions to capitalized software                                       (3,738)     (4,639)
Purchase of subsidiaries, net of acquired cash                             -        (2,116)
                                                                      --------    --------
Net cash used in investing activities                                   (7,100)     (9,218)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                                253       1,357
Proceeds from long-term obligations                                     53,946      37,194
Payments on long-term obligations                                      (52,122)    (31,212)
                                                                      --------    --------
Net cash provided by financing activities                                2,077       7,339
Effect of exchange rate changes on cash                                    168           3
                                                                      --------    --------
Net decrease in cash and cash equivalents                              (10,654)     (1,049)
Cash and cash equivalents at beginning of period                        11,868       5,236
                                                                      --------    --------

Cash and cash equivalents at end of period                            $  1,214    $  4,187
                                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                                FRONTSTEP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (unaudited)


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

     The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine months ended March 31, 2001 and 2000, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2000 ("Annual Report"). The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for a full year.

     Comprehensive Income. The Company believes that the only item in addition to net income that would be included in comprehensive income is the foreign currency translation adjustment. Comprehensive loss for the three and nine months ended March 31, 2001 and 2000 is as follows (in thousands):

                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    MARCH 31,                  MARCH 31,
                                                --------------------    ----------------------
                                                   2001       2000         2001        2000
                                                ---------   --------    ---------   ----------
Net loss                                        $(15,348)   $ (1,854)   $(19,854)   $   (672)
Foreign currency translation adjustment,
   net of taxes                                     (725)       (482)     (1,121)       (399)
                                                --------    --------    --------    --------

Comprehensive loss, net of taxes                $(16,073)   $ (2,336)   $(20,975)   $ (1,071)
                                                ========    ========    ========    ========

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

     As of March 31, 2001, the Company was not in compliance with certain covenants under the Credit Facility, particularly, a covenant requiring the maintenance of a minimum level of net worth, as a result of its reported losses and the restructuring and other charges recorded for the three months ended March 31, 2001. The noncompliance does not relate to any payment due under the Credit Facility. The Company's bank has waived this noncompliance for the period ended March 31, 2001.

     The Company and its bank are presently in discussions to amend the Credit Facility to reset the net worth covenant and to adjust certain other provisions of the agreement to provide temporary additional borrowing availability and to reduce total availability to $15,000,000 from $20,000,000. Also, the interest rate would become the higher of either the bank's base rate or the Federal Funds rate plus 1%, effective with the date of the amendment. Until this amendment is executed, the Company is and will remain in noncompliance with the covenants, including the covenant requiring the maintenance of a minimum level of net worth.

     The accounting literature, particularly in Statement of Financial Accounting Standards No. 6, Classification of Short-Term Obligations Expected to be Refinanced, requires that the Company's debt be classified as short-term until such time as additional financing is committed and the proposed bank amendment has been executed.

NOTE 3 - RESTRUCTURING AND OTHER CHARGES

     In April 2001, the Company announced a broad restructuring plan to reduce operating costs by reducing its worldwide workforce by approximately 20%, discontinuing certain product development and other non-essential activities and closing certain office facilities. In relation to this restructuring plan, the Company also wrote-off certain accounts receivable and other non-performing assets. As a result, the Company recorded in the three months ended March 31, 2001 restructuring and other charges of $8,493,000, pre-tax. These charges were comprised of $6,000,000 in accounts receivable writedowns, $1,993,000 of product asset writedowns and $500,000 in exit costs. Since the restructuring plan was approved and announced in the fiscal fourth quarter of 2001, certain restructuring costs related to employee separation and exit costs are required to be recorded in the three months ending June 30, 2001. The total of these additional costs will be approximately $4,000,000, pre-tax, for a total charge relating to the restructuring plan of approximately $12,500,000, pre-tax. This additional charge will be comprised of approximately $2,500,000 of employee separation costs and $1,500,000 of exit costs.

     Exit costs recorded in the three months ended March 31, 2001 relate to the costs to exit certain license agreements used in connection with the non-essential activities terminated as discussed above. As of March 31, 2001, no payments were made related to these exit costs, thus the entire accrual for these exit costs is included in accrued expenses in the consolidated balance sheet. The accounts receivable writedowns were recorded to reflect accounts deemed to be uncollectible due to economic and other situations that occurred subsequent to the recording of the sales related to those receivables. The product asset writedowns were for capitalized software related to the discontinued activities discussed above.

     In July 2000, the Company announced several structural changes to discontinue certain business operations, write off non-performing assets and to restructure the Company to better focus on its core business strategy. These changes included divesting the Company's FieldPro subsidiary, discontinuing operations of the Company's e-Mongoose subsidiary, consolidating the Company's product development organizations and restructuring the Company's sales channels. In connection with this announcement, the Company recorded a non-recurring charge of $3,011,000, pre-tax, in the three months ended June 30, 2000 and an additional non-recurring charge of $2,163,000, pre-tax, in the three months ended September 30, 2000.

     The non-recurring charge of $2,163,000 incurred in the three months ended September 30, 2000 primarily related to severance payments made to employees associated with the discontinued operations discussed above. All severance payments were paid during the nine months ended March 31, 2001 and no accruals remain for these costs as of March 31, 2001.

NOTE 4 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   MARCH 31,                  MARCH 31,
                                                          -------------------------   -------------------------
                                                              2001          2000           2001        2000
                                                          ------------- -----------   ------------   ----------
        Numerator for basic and diluted loss per
           share - net loss                               $  (15,348)   $   (1,854)    $  (19,854)   $  (672)
                                                          ==========    ==========     ==========    =======
        Denominator for basic loss per share -
           weighted average common shares
           outstanding                                         7,563         7,428          7,524      7,380
           Effect of dilutive employee stock
           options                                               -             -              -          -
                                                          ----------    ----------     ----------    -------

        Denominator for diluted loss per
           share - adjusted weighted average
           common shares and assumed conversions               7,563         7,428          7,524      7,380
                                                          ==========    ==========     ==========    =======

        Basic net loss per share                          $    (2.03)   $    (0.25)    $    (2.64)   $ (0.09)
                                                          ==========    ==========     ==========    =======

        Diluted net loss per share                        $    (2.03)   $    (0.25)    $    (2.64)   $ (0.09)
                                                          ==========    ==========     ==========    =======


     During the three and nine months ended March 31, 2001 and 2000, common equivalent shares were outstanding, but were not included in the computation of diluted net income per share because the Company reported a net loss for those periods and, therefore, the effect would be antidilutive.

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

     Summarized financial information attributable to each of the Company's geographic areas is shown in the following table (in thousands, except percentage data):


                                                      NORTH AMERICA        ASIA/PACIFIC             EUROPE
                                                      -------------        ------------             ------
      THREE MONTHS ENDED MARCH 31, 2001
      Total revenue                                   $21,020     77%      $2,616     10%       $3,536      13%
      Operating loss before amortization of
         intangibles and special charges               (4,774)    83%        (821)    14%         (174)     3%
      Operating loss                                  (12,224)    81%      (2,071)    14%         (795)     5%
      Identifiable assets                              57,860     79%       6,572      9%        8,866      12%


      THREE MONTHS ENDED MARCH 31, 2000
      Total revenue                                   $24,778     79%      $2,993      9%      $ 3,697      12%
      Operating income (loss) before amortization
         of intangibles and special charges                10    (1)%        (433)    54%         (384)     47%
      Operating loss                                   (1,412)    59%        (453)    19%         (514)    22%
      Identifiable assets                              78,818     80%       9,096      9%        10,323    11%


      NINE MONTHS ENDED MARCH 31, 2001
      Total revenue                                   $70,030     78%      $8,779     10%      $10,459      12%
      Operating income (loss) before amortization
         of intangibles and special charges            (7,113)    84%      (1,454)    17%          109     (1)%
      Operating loss                                  (18,127)    84%      (2,737)    13%         (746)     3%
      Identifiable assets                              57,860     79%       6,572      9%        8,866      12%


      NINE MONTHS ENDED MARCH 31, 2000
      Total revenue                                   $77,741     80%     $ 9,299      9%      $10,879      11%
      Operating income (loss) before amortization
         of intangibles and special charges             4,915    157%        (314)  (10)%       (1,474)   (47)%
      Operating income (loss)                           2,279     NM         (374)    NM        (1,879)     NM
      Identifiable assets                              78,818     80%       9,096      9%       10,323      11%

      ----------
      NM - not meaningful


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current beliefs, plans, objectives and expectations of the Company's management. The words "expect," "anticipate," "intend," "plan," "believe," "estimate," "would" and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, improvement in demand for the Company's products, the ability of the Company to return to profitability, the ability of the Company to obtain additional financing when needed, and other factors set forth herein and in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. Unless required by law, the Company undertakes no obligation to update any forward-looking statements. However, readers should carefully review the risk factors set forth in each of the Company's reports or documents filed with the Securities and Exchange Commission.

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

     CURRENT FINANCIAL RESULTS As a result of the improvement in license fees revenues and overall demand for the Company's products that was experienced in the quarter ended December 31, 2000, the Company believed that the demand for both its e-business software and ERP software was improving. The Company continues to believe that such demand, for mid-market companies, is directly related to their desire and expectations for an integrated e-business and enterprise management solution to meet their business needs, which is consistent with the Company's new and legacy software offerings. For this reason, prior to the completion of the current quarter, the Company believed that the demand for its software would continue to improve over comparable periods in the prior year. However, in the latter portion of the current quarter ended March 31, 2001 (the "current fiscal quarter" or the "fiscal 2001 quarter"), customers and potential customers appeared to react to the slowing economy by electing to defer their buying decisions. As a result, the Company and many other enterprise software providers experienced significant shortfalls in revenue levels and incurred net losses for the current fiscal quarter as compared to an expectation of continued improvements as were demonstrated in the quarter ended December 31, 2000.

     While the Company continues to experience a strong pipeline for new business, customers may continue to defer their buying decisions for the foreseeable future in light of the current economic conditions. Consequently, in April 2001, the Company initiated a broad restructuring program. The Company reduced its worldwide workforce by approximately 20%, discontinued certain product development and other non-essential activities, closed certain offices and acted to reduce its operating costs. The Company expects, upon completion of this restructuring effort, that overall operating costs will be reduced by $28 million on an annual basis, or approximately 25%. No assurance can be given that such reduction in operating costs will be achieved. In the current fiscal quarter and in the quarter ending June 30, 2001, the Company expects to record a total of $12.5 million, pre-tax, in related restructuring charges and writedowns of related product assets and accounts receivable.

     As a result of the shortfall in revenues and recorded restructuring and other charges, the Company reported a net loss for the current fiscal quarter of $15.3 million, which included $8.5 million, net of income taxes, relating to the restructuring and other charges. Despite the reported loss and the reduction in the Company's workforce, the Company believes that its continuing investments in product development to support the advancement of the new e-business products is critical to its long-term success and, as a result, such spending has been significant over the last two years and will continue. The Company believes these investments began to positively impact the reported financial results in the quarter ended December 31, 2000 and had anticipated that profitability would return before the end of the current fiscal year. As a result of the significant reduction in operating costs, the Company expects that a return to profitability and positive cash flows will begin to occur near the end of the quarter ending June 30, 2001, excluding the costs associated with completion of the restructuring that will be reported in that quarter. The quarter ending September 30, 2001 is expected to be profitable as it will be reported and cash flows are expected to be positive. However, the challenges of entering new markets with new products, the uncertainty of the demand for ERP systems and the potential for further economic slowdown make financial projections particularly challenging and, as a result, there can be no assurance that the Company's return to profitability can be achieved.

     PREVIOUS QUARTERLY FINANCIAL RESULTS AND EVENTS In the three months ended December 31, 2000, the Company believed that the investments made in its transformation were beginning to have a positive effect on the Company's results. License fees revenue grew 45% over the three months ended September 30, 2000 and 11% over the three months ended December 31, 1999.

     For several quarters prior to the quarter ended December 31, 2000, the Company had experienced a decline in revenues related to a sluggish demand for its software products and services. The Company believes that this decline was related to the continued industry-wide trend of delays in new business system purchases caused initially by the Year 2000 market dynamics and subsequently by a desire by potential customers to better understand the internet and the role of e-business solutions on their overall systems strategy.

     As a direct result of these market conditions and related sluggish demand, the Company recorded operating losses before restructuring and other charges of $7.1 million, $3.1 million and $0.9 million for the fiscal year ended June 30, 2000 and for the September 2000 and December 2000 quarters, respectively. In July 2000, the Company chose to make several structural changes to discontinue certain business operations, write off non-performing assets and to restructure the Company to better focus on its core business strategy. In connection with these changes, the Company recorded a $3.0 million, pre-tax, non-recurring charge in the fourth quarter of fiscal year 2000 and an additional $2.2 million, pre-tax, non-recurring charge in the September 2000 quarter. The combination of the sluggish demand causing declining revenues and the Company's decision to make structural changes resulted in net after tax losses of $10.2 million and $4.5 million in fiscal year 2000 and the six months ended December 31, 2000, respectively.

GENERAL

     The Company's total revenue is derived primarily from licensing software, providing related services, including installation, implementation, training, consulting and systems integration and providing maintenance and support on an annual basis. Revenue is accounted for in accordance with Statement of Position 97-2, "Software Revenue Recognition", as amended and interpreted from time to time. The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements, in December 1999. SAB No. 101, as amended, provides guidance for public companies on the recognition, presentation and disclosure of revenue in financial statements. While the implementation of SAB No. 101 has been delayed until the quarter beginning April 1, 2001, the Company has evaluated the impact of it and believes that it will not have a material adverse impact on its financial position or results of operations when implemented.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     Revenue. Total revenue decreased $4.3 million, or 13.7%, to $27.2 million in the current fiscal quarter from $31.5 million in the three months ended March 31, 2000 (the "prior year fiscal quarter" or "fiscal 2000 quarter"). The total revenue mix is shown in the table below (in thousands, except percentage data):


                                                                      THREE MONTHS ENDED MARCH 31,
                                                              --------------------------------------------
                                                                      2001                    2000
                                                              ---------------------   ---------------------
             License fees revenue                                $10,724     39.5%       $14,043     44.6%
             Service, maintenance and support revenue             16,448     60.5%        17,425     55.4%
                                                              ---------------------   ---------------------

                 Total revenue                                   $27,172    100.0%       $31,468    100.0%
                                                              =====================   =====================

     License fees revenue decreased 23.6% in the fiscal 2001 quarter from the fiscal 2000 quarter. The Company believes that the decrease in license fees revenue in the fiscal 2001 quarter is due to the current economic climate that is causing the Company's customers and potential customers to defer their buying decisions related to large capital investments. The Company expects that license fees revenues will remain constant in the short-term as a result of the current economic climate as discussed above.

     Service, maintenance and support revenue decreased 5.6% in the fiscal 2001 quarter from the fiscal 2000 quarter. The decrease is primarily the result of a decrease in service revenues resulting from the sluggish license fees revenue experienced by the Company in the current and prior quarters. Service revenues in particular are directly dependent on new license purchases by new and existing customers. Maintenance and support contracts and the related revenue from these contracts have been steadily improving over the last few years. The Company expects that service, maintenance and support revenues will remain constant in the short-term in relation to license fees revenues as discussed above.

     Cost of Revenue. Total cost of revenue as a percentage of total revenue increased to 54.5% for the fiscal 2001 quarter from 44.9% for the fiscal 2000 quarter.

     Cost of license fees revenue was $4.6 million in both the fiscal 2001 and 2000 quarters and as a percentage of license fees revenue, increased to 43.1% in the fiscal 2001 quarter from 33.1% in the fiscal 2000 quarter. The percentage increase is primarily attributable to an increase in the number of third party product vendors included in the Company's new product offerings and lower license fees revenue affecting certain fixed and related costs. The Company expects that cost of license fees revenues will decrease as a result of the restructuring actions taken by the Company and the discontinued activities as discussed above.

     Cost of service, maintenance and support revenue increased $0.7 million, or 7.5%, to $10.2 million in the fiscal 2001 quarter from $9.5 million in the fiscal 2000 quarter and as a percentage of service, maintenance and support revenue, increased to 62.0% in the fiscal 2001 quarter from 54.4% in the fiscal 2000 quarter. The percentage increase is primarily due to the effects of fixed costs associated with a decline in related service, maintenance and support revenues resulting from the sluggish license fees revenues experienced by the Company.

The Company expects that cost of service, maintenance and support revenues will decrease as a result of the restructuring actions taken by the Company as discussed above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.2 million, or 1.3%, to $14.4 million in the fiscal 2001 quarter from $14.2 million in the fiscal 2000 quarter. Such expenses as a percentage of total revenue increased to 53.0% in the fiscal 2001 quarter from 45.1% in the fiscal 2000 quarter. In anticipation of a slow-down of sales activity during the fiscal third quarter, the Company took steps to reduce its selling, general and administrative costs which is reflected in the sequential decrease of these expenses from the three months ended December 31, 2000, which were $16.0 million. The Company expects that selling, general and administrative costs will decrease as a result of the restructuring actions taken by the Company as discussed above.

     Research and Development. Total research and development expenses, including amounts capitalized, decreased $1.5 million or 23.0%, to $4.9 million for the fiscal 2001 quarter from $6.3 million for the fiscal 2000 quarter and decreased as a percentage of total revenues to 18.0% in the fiscal 2001 quarter from 20.2% in the fiscal 2000 quarter. Although total research and development spending decreased from the fiscal 2000 quarter, as discussed above, the Company is continuing to spend a substantial portion of total revenues on the development of its e-business software products and capabilities, development of future releases of the Company's ERP software and development of interfaces with third-party software products. The Company believes that these investments are critical to the success and market acceptance of its new e-business offerings and total suite of integrated collaborative business systems. The Company expects that research and development costs will decrease as a result of the restructuring actions taken by the Company as discussed above.

     The Company capitalized research and development costs of $1.1 million during the fiscal 2001 quarter and $2.4 million during the fiscal 2000 quarter.

     Restructuring and Other Charges. In April 2001, the Company announced a broad restructuring plan to reduce operating costs by reducing its worldwide workforce by approximately 20%, discontinuing certain product development and other non-essential activities and closing certain office facilities. In relation to this restructuring plan, the Company also wrote-off certain accounts receivable and other non-performing assets. As a result, the Company recorded in the current fiscal quarter restructuring and other charges of $8.5 million, pre-tax. These charges were comprised of $6.0 million in accounts receivable writedowns, $2.0 million of product asset writedowns and $0.5 million in exit costs. Since the restructuring plan was approved and announced in the fiscal fourth quarter of 2001, certain restructuring costs related to employee separation and exit costs are required to be recorded in the three months ending June 30, 2001. The total of these additional costs will be approximately $4.0 million, pre-tax, for a total charge relating to the restructuring plan of approximately $12.5 million, pre-tax. This additional charge will be comprised of approximately $2.5 million of employee separation costs and $1.5 million of exit costs.

     Exit costs recorded in the current fiscal quarter relate to the costs to exit certain license agreements used in connection with the non-essential activities terminated as discussed above. As of March 31, 2001, no payments were made related to these exit costs. The accounts receivable writedowns were recorded to reflect accounts deemed to be uncollectible due to economic and other situations that occurred subsequent to the recording of the sales related to those receivables. The product asset writedowns were for capitalized software related to the discontinued activities discussed above.

     Benefit from Income Taxes. The benefit from income taxes for the fiscal 2001 and 2000 quarters reflects an effective tax rate of 0% and 30%, respectively. The effective tax rate in the fiscal 2001 quarter differs from the expected corporate tax rate primarily due to valuation allowances recorded against the deferred tax assets related to net operating losses incurred domestically, and in both quarters due to foreign losses incurred in countries where no tax benefits will be received for the losses and the non-deductibility of the amortization of certain intangibles.

NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

     Revenue. Total revenue decreased $8.7 million, or 8.8%, to $89.3 million in the nine months ended March 31, 2001 (the "current fiscal nine month period") from $97.9 million in the nine months ended March 31, 2000 (the "prior fiscal nine month period"). The total revenue mix is shown in the table below (in thousands, except percentage data):


                                                                      NINE MONTHS ENDED MARCH 31,
                                                              ---------------------------------------------
                                                                      2001                    2000
                                                              ---------------------   ---------------------
             License fees revenue                                $39,790     44.6%       $42,973     43.9%
             Service, maintenance and support revenue             49,478     55.4%        54,946     56.1%
                                                              ---------------------   ---------------------
                 Total revenue                                   $89,268    100.0%       $97,919    100.0%
                                                              =====================   =====================

     License fees revenue decreased 7.4% in the current fiscal nine month period from the prior fiscal nine month period. The decrease in license fees revenue is related to the decrease noted in the current fiscal quarter as discussed above.

     Service, maintenance and support revenue decreased 10.0% in the current fiscal nine month period from the prior fiscal nine month period. The decrease is primarily the result of a decrease in service revenues resulting from the sluggish license fees revenue experienced by the Company in the current and prior quarters. Services revenues in particular are directly dependent on new license purchases by new and existing customers. Maintenance and support contracts and the related revenue from these contracts have been steadily improving over the last few years.

     Cost of Revenue. Total cost of revenue as a percentage of total revenue increased to 49.5% for the current fiscal nine month period from 45.1% for the prior fiscal nine month period.

     Cost of license fees revenue increased $0.9 million, or 6.5%, to $14.6 million in the current fiscal nine month period from $13.7 million in the prior fiscal nine month period and as a percentage of license fees revenue, increased to 36.6% in the current fiscal nine month period from 31.8% in the prior fiscal nine month period. The percentage increase is primarily attributable to an increase in the number of third party product vendors included in the Company's new product offerings and lower license fees revenue affecting certain fixed and related costs.

     Cost of service, maintenance and support revenue decreased $0.9 million, or 2.9%, to $29.6 million in the current fiscal nine month period from $30.5 million in the prior fiscal nine month period and as a percentage of service, maintenance and support revenue, increased to 59.8% in the current fiscal nine month period from 55.5% in the prior fiscal nine month period. The percentage increase is primarily due to the effects of fixed costs associated with a decline in related service revenue resulting from the sluggish license fees revenue experienced by the Company. As noted above, service revenues in particular are directly dependent on new license purchases by new and existing customers.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.6 million, or 9.2%, to $42.6 million in the current fiscal nine month period from $39.1 million in the prior fiscal nine month period. Such expenses as a percentage of total revenue increased to 47.8% in the current fiscal nine month period from 39.9% in the prior fiscal nine month period. In the current fiscal nine month period, the Company made a provision for $1.4 million to its reserve for accounts receivable and subsequently wrote off certain accounts that were deemed uncollectible. Also, the Company achieved its internal operating plan in the six months ended December 31, 2000, which had not been done in the prior year period and, therefore, a provision was made in the December 2000 quarter for bonus and commission payments due to management and sales executives.

     Research and Development. Total research and development expenses, including amounts capitalized, decreased $1.6 million or 9.6%, to $14.7 million for the current fiscal nine month period from $16.2 million for the prior fiscal nine month period and decreased as a percentage of total revenues to 16.4% in the current fiscal nine month period from 16.6% in the prior fiscal nine month period. Although total research and development spending decreased from the prior fiscal nine month period, as discussed above, the Company is continuing to spend a substantial portion of total revenues on the development of its e-business software products and capabilities, development of future releases of the Company's ERP software and development of interfaces with third-party software products. The Company believes that these investments are critical to the success and market acceptance of its new e-business offerings and total suite of integrated collaborative business systems.

     The Company capitalized research and development costs of $3.7 million during the current fiscal nine month period and $4.6 million during the prior fiscal nine month period.

     Restructuring and Other Charges. In April 2001, the Company announced a broad restructuring plan to reduce operating costs by reducing its worldwide workforce by approximately 20%, discontinuing certain product development and other non-essential activities and closing certain office facilities. In relation to this restructuring plan, the Company also wrote-off certain accounts receivable and other non-performing assets. The results, including costs, of the restructuring plan are discussed above for the fiscal 2001 quarter.

     In July 2000, the Company announced several structural changes to discontinue certain business operations, write off non-performing assets and to restructure the Company to better focus on its core business strategy. These changes included divesting the Company's FieldPro subsidiary, discontinuing operations of the Company's e-Mongoose subsidiary, consolidating the Company's product development organizations and restructuring the Company's sales channels. In connection with this announcement, the Company recorded a $3.0 million, pre-tax, non-recurring charge in the three months ended June 30, 2000 and an additional $2.2 million, pre-tax, non-recurring charge in the September quarter.

     Benefit from Income Taxes. The benefit from income taxes for the current and prior fiscal nine month periods reflects an effective tax rate of 9% and 3%, respectively. The effective tax rate in the current fiscal nine month period differs from the expected corporate tax rate primarily due to valuation allowances recorded against the deferred tax assets related to net operating losses incurred domestically, and in both periods due to foreign losses incurred in countries where no tax benefits will be received for the losses and the non-deductibility of the amortization of certain intangibles.

QUARTERLY RESULTS

     The Company's results of operations have fluctuated on a quarterly basis. The Company's expenses, with the principal exception of sales commissions and certain components of cost of revenue, are generally fixed and do not vary with revenue. As a result, any shortfall of actual revenue in a given quarter would adversely affect net earnings for that quarter.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, the Company had cash and cash equivalents of $1.2 million and current liabilities exceeded current assets by $2.0 million. During the nine months ended March 31, 2001, the Company used $5.8 million of cash for operating activities, including the restructuring and other charges described above, but $1.6 million of cash was provided by operating activities in the current fiscal quarter. The Company purchased $3.4 million of property and equipment and used $3.7 million in relation to capitalized software. Cash was also used for the payment of $3.7 million on certain debt payments relating to previous acquisitions. While the revolving credit facility borrowings of the Company increased from $3.0 million to $8.5 million during the current fiscal nine month period, borrowings remained relatively constant during the current fiscal quarter: $8.6 million at December 31, 2000 and $8.5 million at March 31, 2001.

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

     As of March 31, 2001, the Company was not in compliance with certain covenants under the Credit Facility, particularly a covenant requiring the maintenance of a minimum level of net worth, as a result of its reported losses and the restructuring and other charges recorded for the quarter ended as of that date. The noncompliance does not relate to any payment due under the Credit Facility. The Company's bank has waived this noncompliance for the period ended March 31, 2001.

     The Company and its bank are presently in discussions to amend the Credit Facility to reset the net worth covenant and to adjust certain other provisions of the agreement to provide temporary additional borrowing availability and to reduce total availability to $15.0 million from $20.0 million. Also, the interest rate would become the higher of either the bank's base rate or the Federal Funds rate plus 1%, effective with the date of the amendment. Until this amendment is executed, the Company is and will remain in noncompliance with the covenants, including the covenant requiring the maintenance of a minimum level of net worth.

     The Company is primarily dependent on additional external financing to remedy its cash flow and liquidity problems. In the short time since announcing its preliminary results for the fiscal 2001 quarter, the Company has made progress toward completing the additional financing that the Company believes is necessary to support its cash needs and to repay the temporary additional credit that would be provided by its bank through the Credit Facility amendment discussed above. The Company is currently in due diligence and negotiations regarding terms and conditions with a provider of subordinated debt for an investment of $5.0 million. Together with the proposed temporary additional credit from the Company's bank, a total of approximately $8.0 million of additional capacity will be available upon completion of this proposed financing transaction. The Company is also conducting discussions with and has made progress with other providers of financing that would, if completed, afford the Company with additional borrowing capacity. As a result of the discussions and progress made to date, the Company believes that it will complete one of these financing proposals by the end of the current quarter ending June 30, 2001, or shortly thereafter.

     As a result of the restructuring recently completed, the Company expects to return to profitability and positive cash flow from operations. Also, the continued support of the Company's bank, completion of the proposed amendment with the bank and completion of an additional financing transaction are essential to the ability of the Company to satisfy its cash flow needs for the near-term and for the next 12 months. However, no assurance can be given that the Company will return to profitability, the Company and its bank will finalize the proposed amendment or that any additional financing will be obtained.

     In the event that additional financing is not obtained from the Company's bank or from other sources, the Company may not be able to meet its operating obligations. In the event that the Company and its bank do not execute the proposed amendment to the Credit Facility, the Company would be in noncompliance with the financial and other covenants under the Credit Facility. If such events occur, the Company will have to consider other alternatives, including further cost-cutting actions, merger or sale of the Company, or other financial restructuring.

     The accounting literature, particularly in Statement of Financial Accounting Standards No. 6, Classification of Short-Term Obligations Expected to be Refinanced, requires that the Company's debt be classified as short-term until such time as additional financing is committed and the proposed bank amendment has been executed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Foreign Exchange. Frontstep's revenues originating outside of North America were 23% and 21% of total revenues for the current and prior year fiscal quarters, respectively, and were 22% and 20% of total revenues for the current and prior fiscal nine month periods, respectively. By geographic region, revenues originating in Europe were 13% and 12% of total revenues for the current and prior year fiscal quarters, respectively, and 12% and 11% for the current and prior fiscal nine month periods, respectively. Revenues originating in Asia Pacific were 10% and 9% of total revenues for the current and prior year fiscal quarters, respectively, and were 10% and 9% of total revenues for the current and prior fiscal nine month periods, respectively. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

     The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs of software, including certain development costs, incurred in the United States are charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which the Company conducts its operations as compared to the U.S. dollar and future operating results will be affected by gains and losses from foreign currency exposure. The Company does not currently hedge against losses arising from its foreign currency exposure.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     (a) As of March 31, 2001, the Company was not in compliance with certain covenants under the Credit Facility, particularly a covenant requiring the maintenance of a minimum level of net worth, as a result of its reported losses and the restructuring and other charges recorded for the quarter ended as of that date. The noncompliance does not relate to any payment due under the Credit Facility. The Company's bank has waived this noncompliance for the period ended March 31, 2001.

           The Company and its bank are presently in discussions to amend the Credit Facility to reset the net worth covenant and to adjust certain other provisions of the agreement to provide temporary additional borrowing availability and to reduce total availability to $15.0 million from $20.0 million. Also, the interest rate would become the higher of either the bank's base rate or the Federal Funds rate plus 1%, effective with the date of the amendment. Until this amendment is executed, the Company is and will remain in noncompliance with the covenants, including the covenant requiring the maintenance of a minimum level of net worth.

           The Company is primarily dependent on additional external financing to remedy its cash flow and liquidity problems. In the short time since announcing its preliminary results for the fiscal 2001 quarter, the Company has made progress toward completing the additional financing that the Company believes is necessary to support its cash needs and to repay the temporary additional credit that would be provided by its bank through the Credit Facility amendment discussed above. The Company is currently in due diligence and negotiations regarding terms and conditions with a provider of subordinated debt for an investment of $5.0 million. Together with the proposed temporary additional credit from the Company's bank, a total of approximately $8.0 million of additional capacity will be available upon completion of this proposed financing transaction. The Company is also conducting discussions with and has made progress with other providers of financing that would, if completed, afford the Company with additional borrowing capacity. As a result of the discussions and progress made to date, the Company believes that it will complete one of these financing proposals by the end of the current quarter ending June 30, 2001, or shortly thereafter.

     (b)   Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) See Index to Exhibits filed with this Quarterly Report on Form 10-Q following the Signature Page.

     (b)   Reports on Form 8-K.

           None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       FRONTSTEP, INC.


Dated: May 21, 2001    By: /s/ Daniel P. Buettin
       ------------        -----------------------------------------------------
                           Daniel P. Buettin
                           Vice President, Chief Financial Officer and Secretary
                           (on behalf of the Registrant and as
                           Principal Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT NO.             DESCRIPTION                                     PAGE

3(a)(1)                 Amended Articles of Incorporation of            Incorporated herein by reference to
                        Frontstep,Inc. (f/k/a "Symix  Systems,          Exhibit 3(a)(1) to the Company's Annual
                        Inc.") (the  "Company") (as filed with the      Report on Form 10-K for the fiscal year
                        Ohio Secretary of State on February 8,          ended June 30, 1997 (File No. 0-19024)
                        1991)

3(a)(2)                 Certificate of Amendment to the Amended         Incorporated  herein by reference to
                        Articles of Incorporation of the Company        Exhibit 3(a)(2) to the Company's Annual
                        (as filed with the Ohio Secretary of            Report on Form 10-K for the fiscal year
                        State on July 16, 1996)                         ended June 30, 1997 (File No. 0-19024)

3(a)(3)                 Certificate of Amendment to the Amended         Incorporated herein by reference to
                        Articles of Incorporation, as amended of        Exhibit 3(a)(3) to the Company's Quarterly
                        the Company (as filed with the Ohio             Report on Form 10-Q for the fiscal quarter
                        Secretary of State on May 10, 2000)             ended March 31, 2000 (File No. 0-19024)

3(a)(4)                 Certificate of Amendment to the Amended         Incorporated herein by reference to
                        Articles of Incorporation, as amended of        Exhibit 3(a)(4) to the Company's Quarterly
                        the  Company (as filed with the Ohio            Report on Form 10-Q for the fiscal quarter
                        Secretary of State on November 8, 2000)         ended September 30, 2000 (File No. 0-19024)

3(a)(5)                 Amended Articles of Incorporation, as           Incorporated herein by reference to
                        amended of the Company (reflecting              Exhibit 3(a)(5) to the Company's Quarterly
                        amendments through November 8, 2000 for         Report on Form 10-Q for the fiscal quarter
                        purposes of Securities and Exchange             ended September 30, 2000 (File No. 0-19024)
                        Commission reporting compliance only)

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

4(a)(1)                 Amended Articles of Incorporation of the        Incorporated herein by reference to
                        Company (as filed with the Ohio Secretary       Exhibit 3(a)(1) to the Company's Annual
                        of State on February 8, 1991)                   Report on Form 10-K for the fiscal year
                                                                        ended June 30, 1997 (File No. 0-19024)

4(a)(2)                 Certificate of Amendment to the Amended         Incorporated herein by reference to
                        Articles of Incorporation of the Company        Exhibit 3(a)(2) to the Company's Annual
                        (as filed with the Ohio Secretary of            Report on Form 10-K for the fiscal year
                        State on July 16, 1996)                         ended June 30, 1997 (File No. 0-19024)

4(a)(3)                 Certificate of Amendment to the Amended         Incorporated herein by reference to
                        Articles of Incorporation, as amended of        Exhibit 3(a)(3) to the Company's Quarterly
                        the Company (as filed with the Ohio             Report on Form 10-Q for the fiscal quarter
                        Secretary of State on May 10, 2000)             ended March 31, 2000 (File No. 0-19024)


EXHIBIT NO.             DESCRIPTION                                     PAGE

4(a)(4)                 Certificate of Amendment to the Amended         Incorporated herein by reference to
                        Articles of Incorporation, as amended of        Exhibit 3(a)(4) to the Company's Quarterly
                        the Company (as filed with the Ohio             Report on Form 10-Q for the fiscal quarter
                        Secretary of State on November 8, 2000)         ended September 30, 2000 (File No. 0-19024)

4(a)(5)                 Amended Articles of Incorporation, as           Incorporated herein by reference to
                        amended of the Company (reflecting              Exhibit 3(a)(5) to the Company's Quarterly
                        amendments through  November 8, 2000 for        Report on Form 10-Q for the fiscal quarter
                        purposes of Securities and Exchange             ended September 30, 2000 (File No. 0-19024)
                        Commission reporting compliance only)

4(b)                    Amended Regulations of the Company              Incorporated herein by reference to
                                                                        Exhibit 3(b)to the Company's  Registration
                                                                        Statement on Form S-1, as filed  with the
                                                                        Securities and  Exchange Commission on
                                                                        February 12, 1991 (Registration  No.
                                                                        33-38878)

4(c)                    Share Exchange Agreement, dated January         Incorporated herein by reference to
                        9, 1997                                         Exhibit 99 to the Company's Current Report
                                                                        on Form 8-K, as filed with the Securities
                                                                        and Exchange Commission on January 24, 1997
                                                                        (File No. 0-19024)

4(d)                    Investor Rights Agreement, dated as of          Incorporated herein by reference to
                        May 10, 2000, among  the  Company, the          Exhibit 4(c) to the Company's Quarterly
                        Investors identified therein and Lawrence       Report on Form 10-Q for the fiscal quarter
                        J. Fox                                          ended March 31, 2000 (File No. 0-19024)

4(e)                    Amendment to Investor Rights Agreement,         Incorporated herein by reference to
                        dated as of August 15, 2000, among the          Exhibit 4(c) to the  Company's Current
                        Company, the Investors identified therein       Report on Form 8-K, as filed with the
                        and Lawrence J. Fox                             Securities and Exchange Commission on
                                                                        August 30, 2000 (File No. 0-19024)

4(f)                    Warrant for the Purchase of Shares of           Incorporated herein by reference to
                        Common Stock of the Company issued  to          Exhibit 4(f) to the Company's Quarterly
                        Morgan Stanley  Dean Witter Venture             Report on Form 10-Q for the fiscal quarter
                        Partners IV, L.P. on May 10, 2000, and          ended December 31, 2000 (File No. 0-19024)
                        Exhibit A, identifying other identical
                        warrants issued to the investors
                        identified on Exhibit A on the dates
                        indicated, for the number of common
                        shares listed on Exhibit A

4(g)                    Assignment and Assumption Agreement, by         Incorporated herein by reference to
                        and between Morgan Stanley Dean Witter          Exhibit 4(g) to the Company's Quarterly
                        Equity Funding, Inc. and the Originators        Report on Form 10-Q for the fiscal quarter
                        Investment  Plan, L.P., dated November 24,      ended December 31, 2000 (File No. 0-19024)
                        2000