Form 10-K
period 2001-06-30
FRONTSTEP INC
filed 2001-09-28
CIK 872443

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED JUNE 30, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-19024
                             ---------------------
                                FRONTSTEP, INC.
             (Exact name of registrant as specified in its charter)

                     OHIO                                        31-1083175
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

                         2800 CORPORATE EXCHANGE DRIVE
                              COLUMBUS, OHIO 43231
             (Address of principal executive offices and zip code)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (614) 523-7000
                             ---------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, NO PAR
                                     VALUE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant's common stock in the Nasdaq National Market on September 25, 2001, was approximately $17,408,013. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of September 24, 2001, 7,568,218 shares of the issuer's common stock, without par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 10,11,12 and 13 of Part III incorporate information by reference from the definitive proxy for the registrant's Annual Meeting of Stockholders to be held on November 7, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FRONTSTEP, INC. AND SUBSIDIARIES
                  FISCAL YEAR 2001 FORM 10-K AND ANNUAL REPORT

                                     INDEX

                                                                         PAGE
                                                                         ----
                                     PART I
Item 1.   Business....................................................     2
Item 2.   Properties..................................................    11
Item 3.   Legal Proceedings...........................................    11
Item 4.   Submission of Matters to a Vote of Securities Holders.......    11

                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    11
Item 6.   Selected Financial Data.....................................    12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    12
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................    22
Item 8.   Financial Statements and Supplementary Data.................    23
Item 9.   Changes and Disagreements with Accountants on Accounting and
          Financial Disclosure........................................    43

                                    PART III
Item 10.  Directors and Officers of the Registrant....................    43
Item 11.  Executive Compensation......................................    43
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    43
Item 13.  Certain Relationships and Related Transactions..............    43

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    44

                             ---------------------

                           FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current beliefs, plans, objectives and expectations of the Company's management. The words "expect," "anticipate," "intend," "plan," "believe," "estimate," "would" and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors That May Affect Future Results and Market Price of Stock". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q to be filed in the coming year.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Frontstep, Inc. is a leading global provider of integrated enterprise software solutions for mid-sized manufacturing and distribution companies and business units of larger companies. Until November 2000, the Company was known as Symix Systems, Inc. The name was changed to reflect an increasingly more diverse product offering than historically offered that redefines the business system needs of mid-market companies as they seek to be more efficient and to collaborate more effectively with their customers and suppliers in an increasingly more competitive and global environment. Throughout this document, we may refer to our company as "Frontstep" or as the "Company".

     Since the second quarter of fiscal 2000, Frontstep, and the enterprise applications software industry in general, have experienced changing market conditions resulting from a recession in many manufacturing industries and a lessening of demand for traditional enterprise software. Well before these market changes began to affect our results of operations, we began to enhance our products and services to meet the new business systems challenges that our customers are facing.

     The software solutions we provide to our customers include a comprehensive suite of integrated software and services that (1) support the traditional back office management and resources of an enterprise ("ERP"), (2) support customer relationship management ("CRM") and other front office business activities and
(3) support an enterprise's supply chain management activities. The software products associated with each of these solutions typically provide a customer with a comprehensive business system that is typically their primary system. Over the last two years, we have advanced the architecture of these products to include the use of the Internet as a backbone that provides an enterprise the ability to collaborate effectively with their customers and suppliers in a global economy. More specifically, we develop, market and support the following products:

          Extended Enterprise Resource Planning. Traditional ERP applications for discrete manufacturing and industrial distribution with an add-on suite of products that allows for collaborative operations and financial business processes across an entire enterprise with analytical capabilities that turn data into information that support the business management of an enterprise.

          Front office. A suite of products that foster customer loyalty and retention by combining customer relationship management with order management capabilities such as configuration, advanced pricing and rapid order entry.

          Supply chain. A suite of products that provide a solution for order management with inventory and capacity visibility and production scheduling based on actual material and capacity constraints. These products allow for dynamic adjustments for unplanned events, exceptions and disruptions.

          Enterprise Application Integration. Open applications architecture that allows for the continued use of legacy systems in a shared, integrated environment with newer, network-centric processes and systems.

     Our reputation for successful installations and implementations of our software products is a function of our discipline and product capabilities and sets the Company apart from its competition. Our solutions are intended to be rapidly deployable, scalable, flexible and reliable, resulting in a comparative low total cost of ownership and a rapid return on investment. We believe that our approach to solving customer business systems issues in this manner results in enhanced customer relationships, increased productivity, improved operating efficiency, including maximizing supply chain performance and comparative lower total cost of ownership. More specifically:

          Improved customer relationships. The Company's enterprise, front office and supply chain solutions integrate customer requirements with sales, marketing, engineering, manufacturing and customer service information, in order to achieve more accurate planning and scheduling decisions, rapid response times, better on-time deliveries, improved order fulfillment, improved field service delivery and overall customer satisfaction.

          Improved supply chain performance. The Company's digital supply chain approach utilizes Internet technology in a distributed environment to provide real-time collaborative multi-site order planning and visibility for an enterprise with its important suppliers and customers. An improved supply chain results in enhanced customer service, improved asset management such as lower inventories and receivables and lower transaction costs.

          Reduced total cost of ownership. The Company's solutions are designed to minimize the total cost of implementing, operating and maintaining enterprise systems and to maximize operating efficiency, thereby providing tangible return on investments made by the customer. Our software runs on standard hardware platforms, providing users with the flexibility to leverage existing technology systems and to optimize system configurations. The modular design of the Company's software allows manufacturers and distributors to implement systems quickly and easily and provides the flexibility to add additional functionality or change business process models as customer needs and business requirements change.

          Reduced time to benefit. We believe our ability to implement software solutions rapidly and to reduce our customer's time to benefit is a key competitive advantage. The Company attempts to reduce implementation time in three ways. First, we employ a structured implementation methodology that separates the solution implementation process into distinct and manageable phases, in order to ensure coordination throughout the implementation process. Second, our proprietary business process modeling tool enables customers to map the appropriate systems and procedures necessary to increase the speed of the deployment process. Third, we maintain strategic relationships with numerous business partners, which enable the Company to provide a solution that addresses enterprise system needs in an integrated fashion with minimal customer disruption.

     As a result of these factors, which we believe sets us apart from our competition, Frontstep has been one of the mid-market leaders in the enterprise software industry for more than 20 years, particularly with manufacturing companies and more recently with distribution companies. We provide our customers with the software products we have developed, professional consulting services associated with the installation of our products and related training for customer personnel. We have more than 4,400 customer sites and a worldwide network of 28 offices in 16 countries. Our offices are equipped to provide our services, support our products and, in several countries around the world, translate our products into other languages. The Company's principal executive offices are located at 2800 Corporate Exchange Drive, Columbus, Ohio 43231, and its telephone number is (614) 523-7000.

THE ENTERPRISE APPLICATIONS SOFTWARE INDUSTRY

     We are in the enterprise applications software industry. This industry is large and has many companies that provide various types of software to meet general or specific business needs. We develop and market products that solve business system needs for the manufacturing and distribution industries, specifically for mid-sized companies or divisions of larger companies. This portion of the enterprise applications market has been characterized historically as enterprise resource planning. Enterprise resource planning has generally been available since the early 1990's when corporate reengineering began and primarily supports the control and management of operations of a manufacturing enterprise. It has its roots with material requirements planning software and inventory control software that were utilized in the 1980's as a means of managing inventories production schedules. More recently, our industry has been described as Collaborative Commerce by industry analysts, to more accurately reflect a changing business systems model for manufacturing and distribution companies.

     Our customers do business in an extremely competitive manufacturing environment. Changing technologies and the prospects for growth of business-to-business commerce on the Internet are dramatically altering the manner in which these customers will do business in the coming years. These changes are also impacting business systems requirements to support these new ways of doing business. We believe that maximizing manufacturing efficiency and productivity, managing customer relationships, managing distribution channels, improving procurement and supplier relationships and improving performance of supply chains are essential requirements for the economy of the 21st century as companies seek to increase global reach, innovation, productivity and profitability.

     We believe that mid-market companies will rethink their business models and change the way they do business to remain competitive. As they change, business systems requirements will include an enterprise management software solution that integrates front office capabilities such as e-business, customer relationship management and supply change management, with more traditional ERP applications. We also believe that, in the mid-market, the solution must be rapidly deployable, scalable and flexible, resulting in a comparative low total cost of ownership and rapid return on investment. Since 1998, the Company has been investing in the development of such software products and capabilities and the open architecture required to meet these new challenges for our customers.

     According to AMR Research, a software market analysis firm, the worldwide marketplace for each of the major product markets and projected annual growth rates are estimated to be approximately as follows:

                                                   WORLDWIDE       WORLDWIDE
                SOFTWARE MARKET                  REVENUES 2000   REVENUES 2004   GROWTH RATE
                ---------------                  -------------   -------------   -----------
                                                         (IN BILLIONS)
e-commerce.....................................      $ 2.0           $17.0           53%
Supply chain management........................        4.0            23.0           41%
Customer relationship management...............        5.0            23.0           36%
Enterprise resource planning...................       16.0            24.0            8%

STRATEGY

     Our objective is to become the leading provider of collaborative software solutions for mid-sized manufacturing and distribution companies and subsidiaries and divisions of larger companies. Our customer focus includes both single location and multi-location manufacturers and distributors, including those with facilities around the world. Our product focus includes our traditional ERP solution now extended to incorporate front office and supply-chain solutions that will meet all of an enterprise's primary business system requirements. The key components of our strategy include:

          Deliver a comprehensive integrated enterprise solution. We believe that we have one of the broadest product footprints available to mid-market manufacturing and distribution companies. While we are well known for our ERP software solution, we have invested heavily over the last several years in product acquisition and new product development of this comprehensive product suite. Our efforts have also included the integration of these products to facilitate ease of use. Our belief is that mid-market companies typically have limited resources and prefer a single vendor to provide them with their primary business system. As a result, we believe that we can compete with larger, better capitalized competitors on both price and functionality of our offerings.

          Embrace a simple technology platform for ease of use. We are committed to delivering a simple, but powerful technology solution to better manage and leverage our costs of development and maintenance and to simplify our customers' information technology environment. We have chosen Microsoft as our primary technology platform for all of our newer network-based products. This standard technology, used by many of the Company's customers in other aspects of their business, allows customers to leverage their technology investments and capabilities by using our software. Our ERP software uses the Progress Software Corporation database and tools and we have standardized and simplified the integration of these two technologies for our customers. We intend to continue leveraging our product technology and costs from the advancements of each of our technology platform providers.

          Provide superior installation and support services. We are committed to serving our customers beyond the sale of our products with excellence in professional services and support. The Company's worldwide professional services organization, which employs approximately 200 consultants and managers, uses a structured implementation methodology. Services include project management, implementation, product education, technical consulting, programming and system integration services and ongoing maintenance and support. Our methodology and capabilities allow customers to rapidly and efficiently install and maximize the benefits of the Company's software products. The Company considers its ability to implement its software solution rapidly a key competitive factor.

          Leverage our leadership position in the mid-market. We believe that we are a leading provider of enterprise system solutions to mid-market manufacturers. We have been serving the mid-market for 22 years and have more than 300,000 users at 4,400 customer sites around the world. We service and support these customers from our worldwide network of 28 offices in 16 countries. We intend to leverage our experience and customer base to enhance our leadership position in the mid-sized manufacturing and distribution market.

          Build a global alliance of partners. Over the last few years, we have developed alliances with strategic partners for technology to expand the breadth of our product capabilities, to expand our ability to market and sell our products and to support our customers after the product sale. Microsoft, Progress, Cognos Incorporated and PricewaterhouseCoopers are two notable alliances we have undertaken to date. We also have an exceptional network of preferred business partners around the world that provide consulting and installation services to expand our ability to serve our customers. We believe these alliances bring the best of many disciplines to our customers while allowing us to maintain control over our costs of doing business. We intend to continue to pursue additional important alliances with industry leading companies that will further enhance the Company's offerings and capabilities.

          Advance our products rapidly. We have rapidly advanced our products and capabilities as technologies and business systems requirements have dramatically changed over the last few years. Since fiscal 1998, we have heavily invested in both the acquisition and development of our products and product capabilities. We believe that over $50 million has been invested in acquired and developed software along with research and development expenditures. We are committed to ensuring that the Company's products are technologically advanced and best-of-class in the mid-market.

PRODUCTS

     The software solutions we provide to our customers include a comprehensive suite of integrated software and services that (1) support the traditional back office management and resources of an enterprise through ERP, (2) support customer relationship management and other front office business activities and
(3) support an enterprise's supply chain management activities. The software products associated with each of these solutions are comprised of the following:

          Syteline ERP. SyteLine is the Company's hallmark Enterprise Resource Planning product for mid-sized discrete manufacturing companies that provides a comprehensive operations and financial business process solution to an enterprise. SyteLine's functionality includes support for customer service, order processing, inventory control and purchasing, manufacturing production management, production planning & scheduling, cost management, project control, accounting functions and financial administration.

          SyteLine ERP has been configured to operate with add-on capabilities that include:

          - Configuration -- product configuration for sales order and manufacturing

          - Advanced Planning and Scheduling (APS) -- real-time inventory and capacity planning

          - Business Intelligence -- data analysis and charting

          - Workflow Automation -- business process definition and execution

          - Advanced Forms -- design and deployment of custom laser printed forms

          - Business Process Management -- process documentation tool for implementation and ISO compliance

          SyteLine is designed to operate with all of our other products to create a collaborative and integrated business management solution to meet all of the front office and back office needs of an enterprise.

          SyteDistribution is the Company's ERP product designed for mid-sized distributors to meet their unique operational process demands to better control inventories, shipments and orders among enterprises.

          Frontstep Front Office Solutions. Frontstep's Front Office solution is a single interface point for customers, employees, sales representatives and channel partners to view and execute marketing and sales activity pertaining to prospects and customer orders. Front Office Solutions improve customer service, lower costs and increases revenues. Front Office Solutions are integrated with SyteLine and are architected for integration with other ERP systems.

          Front Office products include:

          - Customer Relationship Management ("CRM") -- sales force automation
            (SFA), contact & customer management, marketing, customer service and order management tools

          - Active Link -- application integration, business process automation and collaboration platform

          - Customer Center -- B2B storefront

          - Intelligence -- business intelligence tools and data marts for data mining

          - Web Configuration -- product and sales order configuration

          - Advanced Pricing -- web based pricing application

          Frontstep Supply Chain Solutions. Frontstep's Supply Chain Solutions provide the fastest way for companies to align supply with demand and deliver on time. Our solution provides the capability to improve customer service by synchronizing customer orders with inventory and capacity. This solution lowers operational costs and improves on-time deliveries by automating inventory sourcing and manufacturing planning activities through real-time synchronization of demand and supply across multi-site operations and suppliers.

          Supply Chain products include:

          - Supply Chain Center -- starting point when accessing sourcing and promising engines to balance supply and demand between multiple sites and suppliers

          - Intelligent Sourcer -- sourcing engine between multiple sites or suppliers based on rules to balance demand and supply

          - Point Promiser -- promising engine for Available-to-Promise (ATP) collaboration that balances inventory availability

          - Capacity Promiser -- promising engine for Capacity Promise (CP) collaboration that balances selected materials and rate based capacity

          - Advanced Planning and Scheduling (APS) -- promising engine for Capable-to-Promise (CTP) collaboration that balances materials and capacity in real-time, connects to other promising engines for cascading supply chain synchronization

          Frontstep Knowledge Zone. Frontstep Knowledge Zone is our subscription-based, on-line education service. Users can access education for Frontstep solutions anytime and anywhere they have Internet access. It is a convenient, low cost alternative to hardcopy training manuals and classroom education.

SERVICES AND SUPPORT

     We maintain a worldwide professional services organization of over 200 employees and a network of more than 50 business partners and strategic alliances which offer to our customers a full range of services to support installation, ongoing operations and to maximize the benefits of our software products. These services include, but are not limited to, project management, implementation support, product education, technical consulting, programming and system integration services and ongoing maintenance and product support. We employ our own structured services methodology to manage and support customer implementation.

     Our services are priced separately and fees for our services are not included in the price for our software products. These services are billed as incurred. Although we attempt to minimize customization of our software products, we do provide professional programming services to modify our software products to address specific customer requirements. These modifications may include designing and programming complete applications or integrating our software products with legacy systems.

     Maintenance and support services include product enhancements and updates, upgrades to new versions, telephone support during extended business hours, full-time emergency support and access to our customer support service center on our Internet home page. Fees for maintenance and support services generally are billed annually in advance and revenue is deferred and recognized ratably over the term of the maintenance and support agreement.

SALES AND DISTRIBUTION

     We currently license our software to customers primarily based on a license fee for each concurrent session or concurrent execution of its software products. We receive additional license fees whenever a customer increases the number of concurrent sessions, usually as a result of the growth of the customer's business or expansion to other sites. Sales opportunities are generated through a combination of in-house telemarketing, leads from consulting partners, advertising, trade shows and direct contacts by sales representatives. Our product offerings are sold to customers through two primary channels:

          Direct sales. This sales channel is comprised of direct sales representatives selling to manufacturers and distributors and focuses on selling the total business system under the Frontstep brand name. This channel targets the Company's traditional mid-sized manufacturing and distribution markets. We presently have over 50 direct sales representatives located around the world.

          Business partners. This sales channel is comprised of more than 50 third-party business partner firms that resell the Company's entire suite of products. These partners include consulting firms and application service providers that specialize in the Company's products.

     We derive our revenues and service our customers in 16 countries around the world. We derived approximately 22%, 20% and 22% of our fiscal 2001, 2000 and 1999 revenues, respectively, from sales outside of North America. The distribution of total revenue, operating income and identifiable assets attributable to each of our geographic market areas for fiscal years 2001, 2000 and 1999 were as follows (in thousands):

                                                                                 ASIA/
                                                      NORTH AMERICA   EUROPE    PACIFIC
                                                      -------------   -------   -------
FISCAL 2001
Total revenue.......................................    $ 92,718      $14,736   $10,832
Operating income (loss).............................     (23,980)        (189)   (2,238)
Long-lived assets...................................       6,822          312       512
FISCAL 2000
Total revenue.......................................    $103,065      $13,941   $11,902
Operating income (loss).............................      (5,737)      (3,904)   (1,155)
Long-lived assets...................................       7,135          383       468
FISCAL 1999
Total revenue.......................................    $100,950      $16,400   $11,722
Operating income (loss).............................       7,728       (1,383)      709
Long-lived assets...................................       7,330          392       475

PRODUCT DEVELOPMENT

     We devote a significant percentage of our resources to identifying the needs of our customers in developing new features and enhancements to existing products and designing and developing new products. We perform all of our development activities with our own professional development and product support organization of more than 250 professionals located at the Company's facility in Columbus, Ohio and in other development centers around the world.

     Our practice is to release updates and major enhancements on a regular basis since the market for our products is characterized by rapid technological change, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements.

     We are committed to product and technological excellence and to meeting the changing needs of mid-sized customers. As a result, we commit a substantial portion of our revenues to research and development and to building new products, which are typically capitalized as developed. Total research and product development costs, including amounts capitalized, were $18.4 million, $22.7 million and $15.1 million for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. Additions to capitalized software were $5.1 million, $7.0 million and $4.9 million for the same respective periods and were capitalized in accordance with applicable accounting standards.

COMPETITION

     The market for enterprise solutions is intensely competitive, rapidly changing and highly fragmented, which has become even more fragmented with technology changes and the perceived opportunities for e-business applications. This market is also significantly affected by new product offerings and other market activities. We have a large number of competitors that vary in size, computing environments and overall product scope. Within our market, the primary competition comes from independent software vendors in three distinct groups: 1) traditional enterprise software developers, including J.D. Edwards & Co., QAD, Inc., Oracle Corporation, IFS and Epicor Software Corporation; (2) large software developers focusing on more specialized point solutions such as CRM software or supply chain management; and (3) newer companies specializing in internet commerce and e-business solutions.

     A number of companies offer products that are similar to our products and are directed at the market for enterprise software and compete against us on a regular basis. Many of the these competitors have more established and larger marketing and sales organizations, significantly greater financial, technical and other resources and a larger installed base of customers than the Company. We believe that we compete favorably against our competition in the following areas, which we consider to be the most important considerations for potential customers:

     - knowledge of and experience with mid-sized businesses

     - focus on discrete manufacturing and industrial distribution vertical markets

     - breadth of our comprehensive enterprise application solutions

     - collaboration and workflow automation across the enterprise and outside the enterprise with customers and suppliers

     - rapid implementation

     - competitive pricing

     - corporate reputation based on more than 20 years of experience

     - size of installed user base

PROPRIETARY TECHNOLOGY

     Our ability to compete is dependent in part upon our internally developed, proprietary intellectual property. We regard our products as proprietary trade secrets and confidential information. We rely upon our license agreements with customers, distribution agreements with distributors and our own security systems, confidentiality procedures and employee agreements to maintain the trade secrecy of our products. For all of our significant products, we have registered with appropriate Federal agencies for protection of our programs, documentation and other written materials under copyright and trademark laws.

EMPLOYEES

     As of June 30, 2001, we employed 680 persons of which 213 were employed in international operations outside of North America. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe that our employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers are as follows:

                 NAME                   AGE                   TITLE
                 ----                   ---                   -----
Lawrence J. Fox.......................  45    Chairman of the Board
Stephen A. Sasser.....................  52    President, Chief Executive Officer and
                                              Director
Lawrence W. DeLeon....................  46    Executive Vice President, Worldwide
                                              Field Operations
Stephen A. Yount......................  46    Executive Vice President, Business
                                              Development and Channel Operations
Daryll L. Wartluft....................  60    Executive Vice President, Products
                                              Group
Robert D. Williams....................  46    Vice President, Human Resources
Jorge L. Lopez........................  46    Vice President, Strategic Planning and
                                              Corporate Development
Carolyn J. Morris.....................  57    Vice President, Marketing
Daniel P. Buettin.....................  48    Vice President, Finance, Chief
                                              Financial Officer and Secretary

     Lawrence J. Fox founded a predecessor to Frontstep in 1979 as a sole proprietorship. He has held his present office as Chairman of the Board since a predecessor to the Company was incorporated in 1984. From 1984 to 1998, Mr. Fox also served as Chief Executive Officer of the Company.

     Stephen A. Sasser has held the positions of President and Chief Executive Officer of the Company since January 1999. Mr. Sasser previously served the Company, from the time that he joined the Company in July 1995 until January 1999, as President and Chief Operating Officer. Mr. Sasser has served as a director of the Company since July 1995. Prior to joining Frontstep, from 1994 to 1995, Mr. Sasser served as Vice President of International Operations for Trilogy Software, a provider of sales and marketing software. From 1992 to 1994, Mr. Sasser was Group Vice President of the Systems Management Division and Pacific Rim Operations of Legent Corporation ("Legent"), a provider of systems management software products and services. From 1987 through its acquisition by Legent in 1992, Mr. Sasser served as President of the Data Center Management Division of Goal Systems International, Inc. ("Goal Systems") which designed, developed, and marketed systems management software products.

     Lawrence W. DeLeon has held the position of Executive Vice President Worldwide Field Operations since August 2000. Mr. DeLeon previously served the Company as Vice President, Chief Financial Officer and Secretary from the time that he joined the Company in 1995 to July 2000. From 1991 to 1995, Mr. DeLeon served in various capacities at Legent, including Treasurer for Goal Systems, Europe, Vice President-Finance and Administration and Vice President-Central Europe.

     Stephen A. Yount has held the position of Executive Vice President Business Development and Channel Operations since August 2000. Mr. Yount served the Company from August 1998 to July 2000, as Vice President of America's Field Operations, and from the time that he joined the Company in May 1996 until August 1998, as Vice President of America's Sales and Services. From 1995 to May 1996, he was Vice President of Sales at Tyecin Systems, a provider of client-server manufacturing software for the semi-contractor market. From 1993 to 1995, Mr. Yount served as Vice President of Sales and Services at Neuron Data, a client-server application development software company. From 1987 to 1993, he served in various senior sales positions at Legent.

     Daryll L. Wartluft has held the position of Executive Vice President Frontstep Product Group since August 2000. Mr. Wartluft previously served as Vice President and General Manager, SyteLine Division from the time that he joined the Company in May 1998 until July 2000. From 1995 to 1998, he was President and Chief Executive Officer and a director of Pivotpoint Inc., an ERP software and services provider. From 1994 to 1995, he served as Group Vice President of Applications Management Division of Legent. Prior to that time, he held various management positions with Group Bull Worldwide Information Systems, a provider of systems management software products and services, and International Business Machines Corporation, a provider of advanced information technology and services.

     Robert D. Williams joined the Company in September 1995 as Vice President, Human Resources. Prior to that time, he served as Director, Human
Resources/Associate Relations of Legent from August 1992 to August 1995. From March 1990 to August 1992 he was Executive Director of Human Resources and Administrative Services of Goal Systems.

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

     Carolyn J. Morris joined the Company November 2000 as Vice President, Marketing. From March 2000 to November 2000, Mrs. Morris served as Chief Executive Officer of Wireless Dynamics, a manufacturer of internet access equipment. From May 1996 to March 2000, Mrs. Morris was Chief Operating Officer of Nobix, Inc., a manufacturer of client-server software. Prior to 1996, Mrs. Morris founded and managed Maxwest Inc., a management consulting firm specializing in executive support for startup companies.

     Daniel P. Buettin joined the Company in August 2000 as Vice President, Finance, Chief Financial Officer and Secretary. Mr. Buettin served from 1995 to August 2000 as Vice President and Chief Financial Officer of MPW Industrial Services Group, Inc., a publicly-traded services company. Prior to joining MPW, Mr. Buettin served in various executive positions, including Chief Financial Officer, with OHM Corporation, a publicly-traded services company, in Findlay, Ohio, from 1987 to 1995. Mr. Buettin was previously with Arthur Anderson LLP.

     The executive officers of the Company are appointed by and serve at the pleasure of the Company's Board of Directors. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was so appointed.

ITEM 2.  PROPERTIES

     Our corporate headquarters and principal administrative, product development, and sales and marketing operations are located in approximately 87,000 square feet of leased office and storage space in Columbus, Ohio. The lease agreement commenced in July 1991 and will expire on June 30, 2002. The lease agreement provides for an annual base rent and operating expenses of approximately $1.5 million. Additionally, we have 27 leased sales and support offices throughout the United States and elsewhere.

ITEM 3.  LEGAL PROCEEDINGS

     We are subject to legal proceedings and claims which arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these legal matters will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common shares are traded in the over-the-counter market and are quoted on the Nasdaq National Market ("NASDAQ") under the symbol "FSTP". As of September 10, 2001, we had approximately 213 shareholders of record. The following table sets forth, for the periods indicated, the range of high and low sale prices for Frontstep's common shares as reported by NASDAQ:

                                                               PRICE RANGE
                                                              --------------
                                                               HIGH     LOW
                                                              ------   -----
FISCAL 2001
  First Quarter.............................................  $10.00   $5.31
  Second Quarter............................................    6.88    2.63
  Third Quarter.............................................    7.13    3.13
  Fourth Quarter............................................    3.90    1.89
FISCAL 2000
  First Quarter.............................................  $12.38   $7.88
  Second Quarter............................................   18.50    9.50
  Third Quarter.............................................   32.75   15.25
  Fourth Quarter............................................   20.25    8.13

     We have never paid cash dividends on our shares. We expect that all future earnings will be retained to finance our operations and for the growth and development of our business. Accordingly, we do not currently anticipate paying cash dividends on our shares in the foreseeable future. The payment of any future dividends will be subject to the discretion of the Board of Directors of Frontstep and will depend on our results of operations, financial position and capital requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal restrictions on the payment of dividends and other factors the Board of Directors deems relevant. In addition, holders of Frontstep's outstanding preferred shares may be entitled to receive dividends on the preferred shares prior to the payment of dividends on the common shares, in certain cases, under the our Amended Articles of Incorporation. See also "Sale of Unregistered Securities" immediately below.

SALE OF UNREGISTERED SECURITIES

     In July 2001, we entered into a new credit facility arrangement with Foothill Capital Corporation. The credit facility includes a $15 million, three-year term note and a $10 million revolving credit facility. In connection with the new credit facility arrangement with Foothill, we issued to Foothill a warrant to purchase 550,000 common shares at an initial exercise price of $3.36 per share, which was the average of the closing bid price for our common shares for the 10 trading days immediately preceding the closing date for the new credit facility. The exercise price of the warrants and the number of common shares issuable upon exercise of the warrants are subject to adjustments from time to time under the anti-dilution provision contained in the warrants. The warrants expire in July 2006 and are exercisable at any time prior to its expiration. The warrants were issued in reliance upon an exemption from registration under Section 4(2) of the Act and Rule 506 promulgated by the Commission under the Act. As required by our agreement with Foothill, we intend to register 687,500 shares for possible issuance upon exercise of the warrants.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of and for the years ended June 30, 1997 through 2001 have been derived from the Consolidated Financial Statements of Frontstep. The selected consolidated financial data below should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K (in thousands, except per share data).

                                                   YEAR ENDED JUNE 30,
                                    --------------------------------------------------
                                      2001       2000       1999      1998      1997
                                    --------   --------   --------   -------   -------
STATEMENT OF OPERATION DATA:
Total revenue.....................  $118,286   $128,908   $129,072   $97,597   $65,772
Cost of revenue...................    56,913     59,988     52,025    35,701    23,690
                                    --------   --------   --------   -------   -------
Gross margin......................    61,373     68,920     77,047    61,896    42,082
Operating expenses:
  Selling, general and
     administrative...............    56,007     56,790     56,801    43,995    30,741
  Research and development........    13,332     15,684     10,217     7,901     5,659
  Amortization of acquired
     intangibles..................     3,285      3,593      2,140     1,479       610
  Restructuring and other
     charges......................    15,156      3,649        835     6,503        --
                                    --------   --------   --------   -------   -------
     Total operating expenses.....    87,780     79,716     69,993    59,878    37,010
                                    --------   --------   --------   -------   -------
Operating income (loss)...........   (26,407)   (10,796)     7,054     2,018     5,072
Other income (expense), net.......      (510)      (966)       151      (178)      107
                                    --------   --------   --------   -------   -------
Income (loss) before income
  taxes...........................   (26,917)   (11,762)     7,205     1,840     5,179
Provision for (benefit from)
  income taxes....................    (2,063)    (1,557)     3,206     3,196     1,916
                                    --------   --------   --------   -------   -------
Net income (loss).................  $(24,854)  $(10,205)  $  3,999   $(1,356)  $ 3,263
                                    ========   ========   ========   =======   =======
Net income (loss) per common share
  -- diluted......................  $  (3.30)  $  (1.38)  $   0.55   $ (0.21)  $  0.54
                                    ========   ========   ========   =======   =======
Weighted average shares
  outstanding -- diluted..........     7,535      7,411      7,264     6,317     6,079
BALANCE SHEET DATA:
Working capital...................  $  3,860   $ 19,348   $ 21,926   $13,575   $ 7,897
Total assets......................    72,593     94,368     90,600    66,382    44,252
Total long-term debt and lease
  obligations.....................     8,742      3,169      5,759     2,305       530
Total shareholders' equity........    22,214     36,709     42,401    31,301    23,361

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Frontstep is a leading provider of integrated ERP software and services for mid-market manufacturing and distribution companies and business units of larger companies. Since the second quarter of fiscal 2000, we have experienced changing market conditions resulting from a recession in many manufacturing industries and a lessening of demand for ERP systems. Well before these market changes began to affect results of operations, we began to enhance our product offerings beyond traditional ERP systems to participate in higher growth market segments. These enhancements include a comprehensive suite of integrated software and services that (1) support the management and resources of an enterprise, (2) support customer relationship management and other front office business activities and
(3) support an enterprise's supply chain management activities. In that regard, in fiscal 2000, we created our Frontstep subsidiary to advance the development of new products and related sales channels to support these new products and services. In November 2000, the shareholders of the Company approved a change in the Company's name to Frontstep, Inc. to signal the completion of this transformation.

     Events of September 11, 2001. On September 11, 2001, the United States was violently attacked by terrorists in New York City, Washington D.C. and elsewhere. Frontstep and its employees were not directly affected. Our hearts go out to the victims and the victims' families of this great American tragedy.

     In the days that have followed since this event, there have been significant indications of a broad and possibly lasting impact of this event on our economy and the economy of other countries around the world. It is not yet clear whether a recession or further slowdown of the economy will occur.

     Furthermore, Frontstep generally records a significant portion of our revenues, particularly our license fees revenue, in the third month of each fiscal quarter, often in the last several days of that month. Since the attack has caused widespread uncertainty at the end of our first quarter of fiscal 2002, the general uncertainty is only exacerbated by the timing.

     As a result of the events of September 11, 2001, and the uncertainty that has followed, there can be no assurance that we will achieve the financial results we discuss below for the September 2001 quarter and for the remainder of fiscal 2002.

     Current Financial Results and Events. While the enterprise applications software industry has generally been experiencing weak demand and fluctuating economic conditions for software spending since early in 1999, we did experience significantly improved license fees revenues and heightened demand for our products in the quarter ended December 31, 2000. This increase in revenues and heightened overall demand led us to believe that strategy would lead us to more successful financial results, with improvements each quarter over comparable periods in the prior year. However, in the latter portion of the quarter ended March 31, 2001, customers and potential customers appeared to react to the slowing economy by electing to defer their buying decisions. As a result, the Company, the information technology industry in general and many other enterprise software providers experienced significant shortfalls in revenue levels and incurred net losses for the March 2001 quarter and subsequent fiscal quarter as compared to an expectation of continued improvements as were demonstrated in the quarter ended December 31, 2000.

     Consequently, in April 2001, we initiated a broad restructuring program. We reduced our worldwide workforce by approximately 20%, discontinued certain product development and other non-essential activities, closed certain offices and acted to reduce operating costs. As this effort is fully realized in the September 2001 quarter, we believe that overall operating costs will be reduced by $28 million on an annual basis, or approximately 25%. In the quarters ended March 31, 2001 and June 30, 2001 (the "current fiscal quarter"), we recorded an aggregate of approximately $13.0 million, pre-tax, in related restructuring charges and write-downs of related product assets and accounts receivable.

     As a result of the shortfall in revenues and recorded restructuring and other charges, we reported operating losses of $15.1 million and $4.8 million, respectively, for the quarter ended March 31, 2001 and the current fiscal quarter. However, as a result of the significant reduction in operating costs from the restructuring, we experienced positive cash flows in the current fiscal quarter and reported a "normalized" operating profit, when each are adjusted to exclude the restructuring charges and amortization of acquired intangibles. The quarter ending September 30, 2001 is expected to be profitable as reported and cash flows are expected to be positive.

     Previous Quarterly Financial Results and Events. For several quarters prior to the quarter ended December 31, 2000, we experienced a decline in revenues related to a sluggish demand for our software products and services. We believe that this decline was related to the continued industry-wide trend of delays in new business system purchases caused initially by the Year 2000 market dynamics and subsequently by a desire by potential customers to better understand the Internet and the role of e-business solutions on their overall systems strategy.

     As a result, we recorded operating losses before restructuring and other charges of $7.1 million, $3.1 million and $1.3 million for the fiscal year ended June 30, 2000 and for the September 2000 and December 2000 quarters, respectively. In July 2000, we made several structural changes to discontinue certain business operations, write off non-performing assets and to restructure the Company to better focus on its core business strategy. In connection with these changes, we recorded a $3.0 million, pre-tax, non-recurring charge in the fourth quarter of fiscal year 2000 and an additional $2.2 million, pre-tax, in the September 2000 quarter.

GENERAL

     The Company's total revenue is derived primarily from licensing software, providing related services, including installation, implementation, training, consulting and systems integration and providing maintenance and support on an annual basis. Revenue is accounted for in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended and interpreted from time to time. License fees revenue is generally recognized when the software product is shipped. Services revenues are recognized as the services are performed and revenues from maintenance agreements are billed periodically, deferred and recognized straight-line over the term of the agreements.

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

     Research and development expenses include personnel and related overhead costs for product development, enhancement, upgrades, quality assurance and testing. The amount of such expenses is dependent on the nature and status of the development process for the Company's products. Development costs capitalized in a given period are dependent upon the nature and status of the development process. Upon general release of a product, related capitalized costs are amortized over three to five years and recorded as license fees cost of revenue.

RESULTS OF OPERATIONS

     The fiscal year that ended June 30, 2001 is our "current fiscal year" or "fiscal 2001". The prior year that ended June 30, 2000 is the "prior fiscal year" or "fiscal 2000". The year ended June 30, 1999 is "fiscal 1999".

  FISCAL 2001 COMPARED TO FISCAL 2000

     Revenue. Total revenue decreased $10.6 million, or 8.2%, to $118.3 million in fiscal 2001 from $128.9 million in fiscal 2000. The total revenue mix is shown in the table below (in thousands, except percentage data):

                                                       FISCAL YEARS ENDED JUNE 30,
                                                   -----------------------------------
                                                         2001               2000
                                                   ----------------   ----------------
License fees revenue.............................  $ 51,309    43.4%  $ 57,858    44.9%
Service, maintenance and support revenue.........    66,977    56.6%    71,050    55.1%
                                                   --------   -----   --------   -----
  Total revenue..................................  $118,286   100.0%  $128,908   100.0%
                                                   ========   =====   ========   =====

     License fees revenue decreased 11.3% in the current fiscal year from the prior fiscal year. We believe that the decrease in license fees revenue in fiscal 2001 is due to the current economic climate that is causing our customers and potential customers to defer their buying decisions related to large capital investments, particularly information technology investments. We expect that license fees revenues will remain stable in the short-term but will not begin to grow again until the current economic climate improves and demand for our products improves as a result.

     Service, maintenance and support revenue decreased 5.7% in the current fiscal year from the prior fiscal year. The decrease is primarily the result of a decrease in service revenues resulting from the sluggish license fees revenue experienced by the Company in the last few quarters. Services revenues in particular are directly dependent on new license purchases by new and existing customers. Maintenance and support contracts and the related revenue from these contracts have been steadily improving over the last few years as the base of customers under such programs has continued to grow.

     Cost of Revenue. Total cost of revenue as a percentage of total revenue increased to 48.1% for the current fiscal year from 46.5% for the prior fiscal year.

     Cost of license fees revenue increased $0.3 million, or 1.7%, to $20.0 million in the current fiscal year from $19.6 million in the prior fiscal year and as a percentage of license fees revenue, increased to 38.9% in the current fiscal year from 33.9% in the prior fiscal year. The percentage increase is primarily attributable to an increase in the number of third party product vendors included in our new product offerings, discounting as a result of weakened demand and lower license fees revenue affecting certain fixed and related costs.

     Cost of service, maintenance and support revenue decreased $3.4 million, or 8.5%, to $36.9 million in the current fiscal year from $40.4 million in the prior fiscal year and as a percentage of service, maintenance and support revenue, decreased to 55.2% in the current fiscal year from 56.8% in the prior fiscal year. The decrease in cost is attributable to a decline in service revenue resulting from sluggish license fees revenue in the current fiscal year and the percentage decrease is primarily due to the continued growth of maintenance and support revenues which have higher margins than services revenues. As noted above, service revenues in particular are directly dependent on new license purchases by new and existing customers.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.8 million, or 1.4%, to $56.0 million in the current fiscal year from $56.8 million in the prior fiscal year. Such expenses as a percentage of total revenue increased to 47.3% in the current fiscal year from 44.1% in the prior fiscal year. The decrease in costs is attributable to the restructuring that was undertaken during the current fiscal quarter, the full effect of which will substantially reduce such costs further in fiscal 2002. The increase in the percentage of total revenue is due primarily to the decrease in total revenue since many of these costs are fixed in nature and to the fact that the restructuring did not occur until late in the current fiscal year.

     Research and Development. Total research and development costs, including amounts capitalized, decreased $4.3 million or 18.9%, to $18.4 million for the current fiscal year from $22.7 million for the prior fiscal year and decreased as a percentage of total revenues to 15.5% in the current fiscal year from 17.6% in the prior fiscal year. Although total research and development spending decreased from the prior fiscal year, we are continuing to spend a substantial portion of total revenues on the development of our expanded product offerings and product capabilities, development of future releases of our ERP software and development of interfaces with third-party software products. We believe that these investments are critical to the success and market acceptance of our new product offerings and total suite of integrated collaborative business systems.

     We capitalized development costs of $5.1 million during the current fiscal year and $7.0 million during the prior fiscal year.

     Restructuring and Other Charges. In April 2001, we announced a broad restructuring plan to reduce operating costs by reducing our worldwide workforce by approximately 20%, discontinuing certain product development and other non-essential activities and closing certain office facilities. In relation to this restructuring plan, we also wrote-off certain accounts receivable and other non-performing assets. The results, including costs of the restructuring plan, are discussed above.

     In July 2000, we announced several structural changes to discontinue certain business operations, write off non-performing assets and to restructure the Company to better focus on our core business strategy. These changes included divesting of an operating subsidiary, discontinuing operations of another operating subsidiary, consolidating our product development organizations and restructuring our sales channels. The results, including costs of this previous restructuring, are discussed above.

     Benefit from Income Taxes. The benefit from income taxes for the current and prior fiscal years reflects an effective tax rate of 7.7% and 13.2%, respectively. The effective tax rate in the current fiscal year differs from the expected corporate tax rate primarily due to valuation allowances recorded against the deferred tax assets related to net operating losses incurred domestically, and in both periods due to foreign losses incurred in countries where no tax benefits will be received for the losses and the non-deductibility of the amortization of certain intangibles.

  FISCAL 2000 COMPARED TO FISCAL 1999

     Revenue. Total revenue decreased slightly in fiscal 2000 to $128.9 million from $129.1 million in fiscal 1999. We believe that the decline in total revenue in fiscal 2000 was due to the industry-wide trend of delays in new business system purchases caused initially by the Year 2000 market dynamics and subsequently by continued sluggish demand for ERP software as customers and potential customers assessed the shifting technologies and the potential for e-business solutions to support their business needs. The revenue mix is shown in the table below:

                                                       FISCAL YEARS ENDED JUNE 30,
                                                   -----------------------------------
                                                         2000               1999
                                                   ----------------   ----------------
License fees revenue.............................  $ 57,858    44.9%  $ 67,423    52.2%
Service, maintenance and support revenue.........    71,050    55.1%    61,649    47.8%
                                                   --------   -----   --------   -----
  Total revenue..................................  $128,908   100.0%  $129,072   100.0%
                                                   ========   =====   ========   =====

     License fees revenue decreased 14.2% in fiscal 2000 from fiscal 1999. The decrease in fiscal 2000 was due to the industry-wide trend of delays in new business system purchases. We believe that the purchase delays were caused initially by the Year 2000 market dynamics and that the purchase delays have continued as a result of the ERP market's transformation to a broader more comprehensive business solution .

     Service, maintenance and support revenue increased 15.2% in fiscal 2000 from fiscal 1999. This growth in fiscal 2000 was attributable to continued increases the number of licensed software installations worldwide and the expanding product line of the Company.

     Cost of Revenue. Total cost of revenue as a percentage of total revenue was 46.5% for fiscal 2000 compared to 40.3% fiscal 1999.

     Cost of license fees revenue increased to 33.9% of license fee revenue in fiscal 2000 from 27.2% in fiscal 1999. The percentage increase was primarily due to an increase in the rate of amortization on capitalized software expenses in fiscal 2000. We began amortizing capitalized software costs related to certain new products late in fiscal 1999.

     Cost of service, maintenance and support was 56.8% of service, maintenance and support revenue in fiscal 2000 compared to 54.7% in fiscal 1999. The increase in cost of service, maintenance and support was primarily due to the use of subcontractors to supplement the work performed by our employees. In general, the use of subcontractors results in lower margins than the use of our employees, but provides increased flexibility in meeting customer demands.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $56.8 million in both fiscal years 2000 and 1999. Selling, general and administrative expenses as a percent of net revenue has remained consistent at 44.0% for both fiscal 2000 and fiscal 1999.

     Research and Development. Total research and development costs, including amounts capitalized, were $22.7 million or 17.6% of total revenue for fiscal 2000 compared to $15.1 million or 11.7% of total revenue in fiscal 1999. During fiscal 2000, research and development expenses increased in dollar amount and as a percentage of total revenues as we continued to invest heavily in the development of an expanded product offering and the application of new Internet technologies. In addition, the increase in research and development expense is due to staff expansion relating to our development of future releases of our existing products and development focus on interfacing with third-party software products. Capitalized development costs were $7.0 million and $4.9 million for the years ended June 30, 2000 and 1999, respectively.

     We incurred nonrecurring charges of approximately $638,000 in fiscal 2000 and $835,000 in fiscal 1999 relating to the write-off of acquired in-process technology in conjunction with certain acquisitions completed in each of these fiscal years.

     Restructuring and Other Charges. In July 2000, we announced that we were terminating the operations of our e-Mongoose, Inc. subsidiary. In connection with this announcement, we determined that capitalized software costs associated with e-Mongoose, Inc. were not recoverable and, accordingly, we recognized an impairment charge of $1.8 million related to these unrecoverable costs. We also determined that certain accounts receivable of e-Mongoose, Inc. were not collectible and we reserved $714,000 of uncollectible accounts receivable. Effective June 21, 2000, we also sold certain assets of our Visual Applications Software, Inc. subsidiary. We recognized a $429,000 net loss in connection with the sale.

     Provision for (benefit from) Income Taxes. The effective tax rates for the years ended June 30, 2000 and 1999 were (13.2)% and 44.5%, respectively. The effective tax rate for fiscal 2000 differs from the expected corporate tax rate primarily due to a gain on the sale of foreign operations and a valuation allowance offset to net operating losses of certain foreign subsidiaries. In addition, the effective tax rates for fiscal years 2000 and 1999 were impacted by acquisition research and development write-offs, which are not deductible for income tax purposes, the amount of foreign taxable earnings in countries with higher effective tax rates and the non-deductibility of the amortization of goodwill.

QUARTERLY RESULTS

     Our results of operations have fluctuated on a quarterly basis. Our expenses, with the principal exception of sales commissions and certain components of cost of revenue, are generally fixed and do not vary with revenue. As a result, any shortfall of actual revenue in a given quarter would adversely affect net earnings for that quarter.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, we had cash and cash equivalents of $1.5 million and working capital of $3.9 million. During the fiscal year ended June 30, 2001, we used $3.5 million of cash for operating activities, including the restructuring and other charges described above. We purchased $4.0 million of property and equipment and used $5.1 million for capitalized software. Cash was also used for the payment of $3.4 million on certain debt payments relating to previous acquisitions. While the revolving credit facility borrowings of the Company increased from $3.0 million to $8.3 million during the current fiscal year, borrowings remained relatively constant during the second half of the fiscal year: $8.6 million at December 31, 2000 and $8.3 million at June 30, 2001.

     In December 2000, we entered into a revolving credit facility with PNC Bank, National Association (the "Credit Facility") to replace our previous credit arrangement with Bank One, N.A. The Credit Facility provided the Company with up to $20.0 million of revolving credit availability for a three-year period based on qualifying accounts receivable and was secured by our trade accounts receivable originating within the United States and Canada. Borrowings under the Credit Facility bore interest at either the Federal Funds rate plus 0.5% or, at our option, the Eurodollar market rate plus 2.75%. The interest rate is subject to change based on interest rate formulas tied to our net income. The Credit Facility is subject to customary terms and conditions, including a financial covenant that we maintain a minimum level of net worth.

     As of March 31, 2001, we were not in compliance with certain covenants under the Credit Facility as a result of our reported losses and the restructuring and other charges recorded for the quarter ended as of that date. Although the bank waived this noncompliance as of March 31, 2001, we recognized that the borrowing availability under the Credit Facility would not be sufficient to support our cash needs and to repay the temporary additional credit that the bank agreed to provide to assist in the restructuring discussed above. A search for additional financing to meet all of our cash needs was conducted during the current fiscal quarter.

     In July, 2001, we entered into a new credit facility arrangement with Foothill Capital Corporation. The credit facility includes a $15 million, three-year term note and a $10 million revolving credit facility. Availability under the revolving credit facility is based on and secured by our qualifying accounts receivable originating within the United States and Canada. Borrowings under the revolving credit facility bear interest either at the Federal Funds rate plus 1.5%, or at the Eurodollar market rate plus 3.0%. The term note bears interest at the rate of 10.5% plus 1.5% per annum added to principal. The term note is payable in monthly installments commencing October 1, 2001. The agreement is subject to customary terms and conditions and includes financial covenants for maintenance of a minimum tangible net worth, a minimum level of earnings before interest, taxes, depreciation and amortization and a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization.

     As a result of the restructuring discussed above, which was completed in the current fiscal quarter, we expect to return to profitability and positive cash flow from operations commencing in the quarter ending September 30, 2001. As a result of the new credit facility with Foothill and the expected return to profitability, we anticipate that cash on hand, cash flow from operations and available borrowings as described above will be sufficient to satisfy expected cash needs for the next 12 months.

     While we classified our debt as a short-term liability in our balance sheet as of March 31, 2001 in accordance with certain accounting literature, we have now re-classified this debt as a long-term liability in our balance sheet as of June 30, 2001 since we completed our new credit facility in July 2001.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

     Changes in demand for our products and services could cause potential significant fluctuations in our quarterly and annual operating results. Our operating results may vary significantly from quarter to quarter. Our quarterly operating results are affected by a number of factors that could materially and adversely affect our revenues and profitability. These factors also make estimation of operating results prior to the end of a quarter extremely uncertain. These factors include:

     - demand for our products and services

     - competitive conditions in the software industry

     - the timing of the introduction or market acceptance of new or enhanced products which we offer or which are offered by our competitors

     - the potential for delay or deferral of customer purchases of our products in anticipation of product enhancements or new product offerings by us or our competitors

     - the timing of any acquisitions by us and related write-offs

     - the mix of our product and services net revenues

     - the mix of our North American and international net revenues

     - dependence on a few very large new license sales in each quarter to meet our quarterly goals

     - general economic conditions and other factors affecting capital expenditures by our customers

     - the size, timing and structure of significant licenses with our customers

     - the entry of new competitors and technological advances by competitors

     - delays in localizing our products for new markets

     - product life cycles

     The purchase of our products and services may involve a significant commitment of capital and other resources by our customers. As a result, the sales cycles for our products and services, from initial evaluation to delivery or performance, vary from customer to customer. The timing of individual sales is difficult to predict, and sales can occur in quarters subsequent to those anticipated by us. In addition, sales through indirect channels, such as through business partners, are difficult to predict and may have lower profit margins than direct sales.

     Our revenues in any quarter are substantially dependent on orders signed and shipped in that quarter. Typically, we realize higher revenues in our second and fourth fiscal quarters. Generally, we record a majority of our quarterly revenues in the third month of each quarter, mostly in the latter half of the third month. We believe that the fluctuations in our operating results is caused primarily by the budgeting cycles of our customers and established buying patterns by our customers or potential customers in the industry. As a result, our quarterly operating results are difficult to predict. In addition, delays in product delivery or in closings of sales near the end of a quarter could cause our quarterly operating results to fall substantially short of anticipated levels.

     Adverse economic conditions in the general business economy or specifically in the manufacturing industries we serve could result in reduced purchases of our products and services. Our customers are primarily discrete manufacturers and industrial products distributors in discrete manufacturing environments. Our business depends substantially upon the capital expenditures of our customers. Capital expenditures by our customers are somewhat dependent upon the demand for their manufactured products and the strength of their financial condition. A recession or other adverse economic event in general or one that specifically affects manufacturers could cause them to curtail or delay capital expenditures for computer software products. Any significant changes in the timing or amount of capital expenditures by manufacturers could have a material adverse effect on our business, operating results and financial condition.

     Industries in which our customers operate have been affected by weakened demand for their products for approximately one to two years and we believe that the demand for our products and services has already been significantly impacted, which has negatively affected our financial results and financial condition. However, there can be no assurance that economic conditions relating to our customers or potential customers will not become more severe.

     Any decrease in our licensing activity is likely to result in reduced services revenue in future periods. Our service, maintenance and support revenue is derived from our installation, implementation, training, consulting, systems integration and software product maintenance and support services. Typically a decrease in our service, maintenance and support revenue follows a decrease in our licensed software installations. Our ability to maintain or increase our service, maintenance and support revenue depends in large part on our ability to increase our software licensing activity.

     The market for our products is characterized by rapid technological change, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards can cause customers to delay their purchasing decisions and render existing products obsolete and unmarketable. The life cycles of our software products are difficult to estimate. Consequently, our future success will depend, in part, upon our ability to continue to enhance our existing products and to develop and introduce in a timely manner new products with technological developments that satisfy customer requirements and achieve market acceptance. There can be no assurance that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner or that products, capabilities or technologies developed by others will not render our products or technologies obsolete or noncompetitive or shorten the life cycles of our products. If we are unable to develop on a timely and cost-effective basis new software products or enhancement to existing products, or if our products or enhancements do not achieve market acceptance, our business, operating results and financial condition may be materially adversely affected.

     We derive a significant portion of our business from operations that are subject to foreign economic conditions and currency fluctuations. We derive a significant portion of our business from international sales. We expect to continue to expand our international operations, which will require significant management attention and financial resources. Our international operations are subject to various risks, including the following:

     - the impact of a recession in foreign countries, particularly in Europe and the Asia/Pacific regions

     - cultural and language difficulties associated with serving customers and localizing products

     - staffing and management problems related to foreign operations

     - exchange controls and reduced protection for intellectual property in some countries

     - political instability

     - unexpected changes in foreign regulatory requirements

     - difficulties in collecting accounts receivable and longer collection periods

     - restrictions on the repatriation of foreign earnings

     - the impact of local economic conditions and practices

     - fluctuations in foreign exchange rates

     - potential adverse foreign tax consequences

     Termination of agreement with Progress would cause a disruption of service to our customers and may result in lower operating margins or a loss of business. Our core product, SyteLine, is written in PROGRESS, a proprietary programming language which we license from Progress Software Corporation. We market and distribute PROGRESS in connection with the sale of our products under a non-exclusive agreement with Progress. The agreement may be terminated by either party upon 90 days' written notice to the other party. In addition, the agreement may be terminated immediately by either party if a material breach of the agreement by the other party continues after 30 days' written notice. Our relationship with Progress involves other risks which could have a material adverse effect on our business, operating results or financial condition, including the following:

     - the failure of Progress to continue its business relationship with us

     - the failure of Progress to develop, support or enhance PROGRESS in a manner that is competitive with enhancements of other programming languages

     - delays in the release of PROGRESS products or product enhancements that require a delay in the release of our products or product enhancements

     - the loss of market acceptance of PROGRESS and its relational database management system

     - our inability to migrate our software products to other programming languages on a timely basis if PROGRESS is no longer available

     Conversion of our outstanding Series A preferred shares and exercise of our outstanding warrants could result in substantial dilution of your investment, a detrimental effect on our liquidity and ability to raise additional capital, and a significant decline in the market value of our common shares. As of September 24, 2001, we had approximately 7,568,218 common shares outstanding and we had approximately 1,587,412 additional common shares reserved for issuance upon conversion of our outstanding Series A preferred shares and upon exercise of our outstanding warrants and employee and director stock options. Our Series A preferred shares and outstanding warrants and stock options also contain or are subject to various anti-dilution and similar provisions which may require us to issue additional common shares in certain circumstances. If these securities are converted or exercised, other holders of our common shares may experience significant dilution in the market value of our common shares held by them. If the holders were to sell all or a substantial amount of those common shares into the open market, the sales could have a negative effect on the market price of our common shares. The sales also might make it more difficult for us to sell equity or equity-related securities in the future at a price we deem appropriate.

     We have no intention of paying cash dividends. We have never paid any cash dividends on our common shares. We currently intend to retain all future earnings, if any, for use in our business and we do not expect to pay any cash dividends in the foreseeable future. In addition, dividend payments to holders of our common shares are subject to the rights of holders of our preferred shares. As long as our Series A preferred shares are outstanding, no dividends may be declared or paid on our securities that rank junior to our Series A preferred shares, including our common shares, unless all required cumulative dividends are paid or a sum sufficient for the payment of the dividends is set apart for such payment.

     Turnover in our senior management or other key employees could have a material adverse effect on our business, operating results and financial condition. Our success depends to a significant extent upon senior management and other key employees. The loss of one or more key employees could have a material adverse effect on our business. We do not have employment agreements with our executive officers, except Stephen A. Sasser, our President and Chief Executive Officer, and we do not maintain key man life insurance on our executive officers. We believe that our future success will depend in part on our ability to attract and retain highly skilled technical, managerial, sales, marketing, service and support personnel. Competition for personnel in the computer software industry has historically been intense. There can be no assurance that we will be successful in attracting and retaining key personnel, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

     Our success is dependent in part upon our proprietary technology and other intellectual property. Our ability to compete is dependent in part upon our internally developed proprietary intellectual property. We regard our products as proprietary trade secrets and confidential information. We rely largely upon a combination of copyright, trade secret and trademark laws, license agreements with our customers, distribution agreements with our distributors, and our own security systems, confidentiality procedures and employee agreements to maintain the confidentiality and trade secrecy of our products. In certain cases, we also seek to protect our programs, documentation and other written materials through registration of our trademarks and service marks and copyrights of our products under trademark and copyright laws in the United States and certain other countries, but we have not secured registration of all our marks and copyrights. None of our products are patented.

     There can be no assurance that our means of protecting our proprietary rights in the United States or abroad are adequate or that competitors will not independently develop similar technology. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in other jurisdictions. Preventing or detecting unauthorized use of our products is difficult. Despite our efforts, it may be possible for third parties to copy certain portions or reverse engineer our products, or to obtain and use our proprietary or confidential information.

     We also rely on certain other technology which we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. No assurance can be given that the steps taken by us will prevent misappropriation of our technology or that our license agreements will be enforceable. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation, even if not meritorious, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition.

     We may be exposed to property rights infringement claims. Although we do not believe that our products infringe the proprietary rights of third parties, there can be no assurance that infringement or invalidity claims, including claims for indemnification resulting from infringement claims, will not be asserted or prosecuted against us. Regardless of the validity or the successful assertion of such claims, defending against such claims could result in significant costs and diversion of resources which could have a material adverse effect on our business, operating results and financial condition. In addition, the assertion of such infringement claims could result in injunctions preventing us from distributing certain products, which would have a material adverse effect on our business, operating results and financial condition. If any claims or actions are asserted against us, we may seek to obtain a license to such intellectual property rights. There can be no assurance, however, that such a license would be available to us on reasonable terms or at all.

     We may be exposed to product liability claims. Our products may contain undetected operating errors due to the complex nature of our software. Such operating errors are usually resolved through regular maintenance and updating processes. However, our products also may contain more serious operating errors or failures that may not be detected until the products have been delivered to customers. As a result of serious operating errors or failures, our customers could suffer major business interruptions or other problems that could lead to claims for damages against us. Such operating errors or failures could also delay the scheduled release of new or enhanced products or diminish the market acceptance of our products. As a result, our financial results of operations and financial condition may be materially adversely affected.

     Our future revenue is substantially dependent upon our installed customer base. In the past, we have depended on our installed customer base for additional future revenue from services, support and maintenance and licensing of additional products. Our maintenance and support agreements generally are renewable annually at the option of the customer. Fees for maintenance and support services are billed 12 months in advance, and maintenance and support revenue is deferred and recognized ratably over the term of the maintenance and support agreement. There can be no assurance that current installed customers will renew their maintenance and support in future periods, continue to use the Company for professional services or purchase additional products; each of which would have a material negative impact on our financial results and financial condition.

     We may not be able to maintain or expand our relationships with business partners. We believe that we need to maintain and expand our relationships with our existing business partners and enter into relationships with additional business partners in order to expand the distribution of our products. Many of our business partners also sell products that compete with our products. There can be no assurance that we will be able to maintain effective, long-term relationships with our business partners or that selected business partners will continue to meet our sales needs. Further, there can be no assurance that our business partners will not market software products in competition with our products in the future or will not otherwise reduce or discontinue their relationships with us. If we fail to maintain successfully our existing business partner relationships or to establish new business partner relationships in the future, our business, operating results and financial condition could be materially and adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Exchange. Frontstep's revenues originating outside of North America were 22%, 20% and 22% of our total revenues for fiscal years 2001, 2000 and 1999, respectively. By geographic region, revenues originating in Europe were 12%, 11% and 13% of total revenues for fiscal years 2001, 2000 and 1999, respectively. Revenues originating in Asia Pacific were 9% of total revenues for fiscal years 2001, 2000 and 1999. International sales are made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

     Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs of software, including certain development costs, incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct our operations as compared to the U.S. dollar and future operating results will be affected by gains and losses from foreign currency exposure. We do not currently hedge against losses arising from our foreign currency exposure. We have considered the potential impact of a hypothetical 10% adverse change in foreign exchange rates and we believe that such a change would not have a material impact on financial results or financial condition in the coming fiscal year.

     Interest Rates. We invest our surplus cash in financial instruments such as short-term marketable securities and interest-bearing time deposits. We also incur interest at variable rates, dependent upon the prime rate or LIBOR rate that may be in effect from time to time. We have considered the potential impact of a hypothetical one hundred basis point adverse change in interest rates and we believe that such a change would not have a material impact on financial results or financial condition in the coming fiscal year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Frontstep, Inc.

     We have audited the accompanying consolidated balance sheet of Frontstep, Inc. and subsidiaries as of June 30, 2001 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontstep, Inc. and subsidiaries at June 30, 2001, and the results of their operations and their cash flows for the year ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Columbus, Ohio
August 13, 2001

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Frontstep, Inc.

     We have audited the accompanying consolidated balance sheet of Frontstep, Inc. (formerly Symix Systems, Inc.) and subsidiaries as of June 30, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frontstep, Inc. and Subsidiaries at June 30, 2000, and the consolidated results of their operations and cash flows for each of the two years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Columbus, Ohio
July 27, 2000

                                FRONTSTEP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS,
                                                              EXCEPT SHARE DATA)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 1,512    $11,868
  Trade accounts receivable, net............................   31,446     36,956
  Prepaid expenses..........................................    3,756      2,610
  Income taxes receivable...................................       47      1,867
  Deferred income taxes.....................................    2,026      1,510
  Inventories...............................................      738        861
  Other current assets......................................      979        988
                                                              -------    -------
                                                               40,504     56,660
Capitalized software, net...................................   15,094     18,329
Intangibles, net............................................    7,911      9,113
Property and equipment, net.................................    7,646      7,986
Other assets................................................    1,438      2,280
                                                              -------    -------
Total assets................................................  $72,593    $94,368
                                                              =======    =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $15,610    $13,613
  Deferred revenue..........................................   19,067     18,223
  Current portion of long-term obligations..................    1,967      5,476
                                                              -------    -------
                                                               36,644     37,312
Noncurrent liabilities:
  Long-term debt............................................    8,337      3,000
  Deferred income taxes.....................................    2,891      4,167
  Other.....................................................      405        169
                                                              -------    -------
                                                               11,633      7,336
Minority interest...........................................    2,102      2,146
Series A Convertible Participating Preferred Stock, no par
  value.....................................................       --     10,865
Shareholders' equity:
  Series A Convertible Participating Preferred Stock, no par
    value; 1,000,000 shares authorized; 566,933 shares
    issued and outstanding at June 30, 2001; liquidation
    preference $13,606,392..................................   10,865         --
  Common stock; no par value; 20,000,000 shares authorized;
    7,872,418 and 7,807,857 shares issued at June 30, 2001
    and 2000, respectively, at stated capital amounts of
    $0.01 per share                                                79         78
  Additional paid-in capital................................   37,470     37,216
  Treasury stock, at cost; 304,200 shares...................   (1,320)    (1,320)
  Retained earnings (deficit)...............................  (21,562)     3,292
  Accumulated other comprehensive loss......................   (3,318)    (2,557)
                                                              -------    -------
                                                               22,214     36,709
                                                              -------    -------
Total liabilities and shareholders' equity..................  $72,593    $94,368
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                FRONTSTEP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED JUNE 30,
                                                              -------------------------------------
                                                                 2001          2000         1999
                                                              -----------   -----------   ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  License fees..............................................   $  51,309     $  57,858     $67,423
  Service, maintenance and support..........................      66,977        71,050      61,649
                                                               ---------     ---------     -------
          Total revenue.....................................     118,286       128,908     129,072
Cost of revenue:
  License fees..............................................      19,972        19,636      18,317
  Service, maintenance and support..........................      36,941        40,352      33,708
                                                               ---------     ---------     -------
          Total cost of revenue.............................      56,913        59,988      52,025
                                                               ---------     ---------     -------
Gross margin................................................      61,373        68,920      77,047
Operating expenses:
  Selling, general and administrative.......................      56,007        56,790      56,801
  Research and development..................................      13,332        15,684      10,217
  Amortization of acquired intangibles......................       3,285         3,593       2,140
  Restructuring and other charges...........................      15,156         3,649         835
                                                               ---------     ---------     -------
          Total operating expenses..........................      87,780        79,716      69,993
                                                               ---------     ---------     -------
Operating income (loss).....................................     (26,407)      (10,796)      7,054
Interest expense............................................        (623)         (782)       (324)
Other income (expense), net.................................         113          (184)        475
                                                               ---------     ---------     -------
Income (loss) before income taxes...........................     (26,917)      (11,762)      7,205
Provision for (benefit from) income taxes...................      (2,063)       (1,557)      3,206
                                                               ---------     ---------     -------
Net income (loss)...........................................   $ (24,854)    $ (10,205)    $ 3,999
                                                               =========     =========     =======
Net income (loss) per common share:
  Basic.....................................................   $   (3.30)    $   (1.38)    $  0.60
                                                               =========     =========     =======
  Diluted...................................................   $   (3.30)    $   (1.38)    $  0.55
                                                               =========     =========     =======
Shares used in computing per share amounts:
  Basic.....................................................       7,535         7,411       6,711
  Diluted...................................................       7,535         7,411       7,264

  The accompanying notes are an integral part of these consolidated financial statements.

                                FRONTSTEP, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                     ACCUM.
                           PREFERRED STOCK     COMMON STOCK     ADDITIONAL              RETAINED     OTHER
                           ----------------   ---------------    PAID-IN     TREASURY   EARNINGS     COMPR.
                           SHARES   AMOUNT    SHARES   AMOUNT    CAPITAL      STOCK     (DEFICIT)     LOSS      TOTAL
                           ------   -------   ------   ------   ----------   --------   ---------   --------   --------
                                                                  (IN THOUSANDS)
Balance at July 1,
  1998...................    125    $ 1,031    6,778    $68      $23,937     $(1,320)   $  9,498    $ (1,912)  $ 31,302
Issuance of common stock:
  Acquisitions...........     --         --      619      6        5,566          --          --          --      5,572
  Stock option
    exercises............     --         --       75      1          656          --          --          --        657
  Employee stock purchase
    plan.................     --         --       38     --          533          --          --          --        533
Tax benefit on stock
  options exercised......     --         --       --     --          330          --          --          --        330
Exercise of convertible
  preferred shares.......   (125)    (1,031)     144      1        1,341          --          --          --        311
Net income...............     --         --       --     --           --          --       3,999          --      3,999
Foreign currency
  translation
  adjustment.............     --         --       --     --           --          --          --        (302)      (302)
                                                                                                               --------
Comprehensive income.....     --         --       --     --           --          --          --          --      3,697
                            ----    -------   ------    ---      -------     -------    --------    --------   --------
Balance at June 30,
  1999...................     --         --    7,654     76       32,363      (1,320)     13,497      (2,214)    42,402
Issuance of common stock:
  Acquisitions...........     --         --       --     --            3          --          --          --          3
  Stock option
    exercises............     --         --      118      2        1,009          --          --          --      1,011
  Employee stock purchase
    plan.................     --         --       35     --          577          --          --          --        577
Tax benefit on stock
  options exercised......     --         --       --     --          754          --          --          --        754
Issuance of common stock
  warrants...............     --         --       --     --        2,510          --          --          --      2,510
Net loss.................     --         --       --     --           --          --     (10,205)         --    (10,205)
Foreign currency
  translation
  adjustment.............     --         --       --     --           --          --          --        (343)      (343)
                                                                                                               --------
Comprehensive loss.......     --         --       --     --           --          --          --          --    (10,548)
                            ----    -------   ------    ---      -------     -------    --------    --------   --------
Balance at June 30,
  2000...................     --         --    7,807     78       37,216      (1,320)      3,292      (2,557)    36,709
Issuance of common stock:
  Stock option
    exercises............     --         --        2     --           60          --          --          --         60
  Employee stock purchase
    plan.................     --         --       63      1          194          --          --          --        195
Convertible preferred
  stock transferred from
  temporary equity.......    567     10,865       --     --           --          --          --          --     10,865
Net loss.................     --         --       --     --           --          --     (24,854)         --    (24,854)
Foreign currency
  translation
  adjustment.............     --         --       --     --           --          --          --        (761)      (761)
                                                                                                               --------
Comprehensive loss.......     --         --       --     --           --          --          --          --    (25,615)
                            ----    -------   ------    ---      -------     -------    --------    --------   --------
Balance at June 30,
  2001...................    567    $10,865    7,872    $79      $37,470     $(1,320)   $(21,562)   $ (3,318)  $ 22,214
                            ====    =======   ======    ===      =======     =======    ========    ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                FRONTSTEP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(24,854)  $(10,205)  $  3,999
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation...........................................     4,149      3,618      3,221
     Amortization...........................................     7,333      7,811      5,289
     Restructuring and other charges........................    15,156      3,649        835
     Deferred income taxes..................................    (1,792)    (2,333)       362
     Tax benefit on stock options exercised.................        --        754        330
     Changes in operating assets and liabilities, net of
       restructuring and other charges:
       Accounts receivable..................................    (1,626)     6,689    (11,392)
       Prepaid expenses and other assets....................      (837)       140     (1,964)
       Accounts payable and accrued expenses................    (3,928)    (3,409)     1,535
       Deferred revenue.....................................     1,064      1,267      3,996
       Income taxes payable/receivable......................     1,820     (1,331)      (407)
                                                              --------   --------   --------
Net cash provided by (used in) operating activities.........    (3,515)     6,650      5,804
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (3,996)    (4,496)    (3,624)
  Additions to capitalized software.........................    (5,074)    (7,009)    (4,871)
  Proceeds from sale of subsidiary..........................        --      2,585         --
  Purchase of subsidiaries, net of acquired cash............        --     (2,116)    (1,069)
                                                              --------   --------   --------
Net cash used in investing activities.......................    (9,070)   (11,036)    (9,564)
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible preferred stock,
     net....................................................        --     10,865         --
  Proceeds from issuance of common stock warrants, net......        --      2,510         --
  Proceeds from issuance of common stock, net...............       253        654        674
  Proceeds from long-term obligations.......................    76,090     40,964     30,086
  Payments on long-term obligations.........................   (74,026)   (44,076)   (27,882)
                                                              --------   --------   --------
Net cash provided by financing activities...................     2,317     10,917      2,878
Effect of exchange rate changes on cash.....................       (88)       101          3
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........   (10,356)     6,632       (879)
Cash and cash equivalents at beginning of year..............    11,868      5,236      6,115
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $  1,512   $ 11,868   $  5,236
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                FRONTSTEP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation and Description of Business. Frontstep, Inc. and its subsidiaries ("Frontstep" or the "Company"), is a leading global provider of business software and services for mid-sized manufacturing, distribution and other companies, including business units of larger companies. The Company offers a comprehensive suite of integrated, collaborative network-centric software and services that (1) support the traditional back office management and resources of an enterprise ("ERP"), (2) support customer relationship management ("CRM") and other front office business activities and (3) support an enterprise's supply chain management activities. The accompanying financial statements include the accounts of Frontstep after elimination of intercompany accounts and transactions.

     Founded in 1979, Frontstep is headquartered in Columbus, Ohio. The Company has more than 4,000 customers that it serves from 28 sales and service offices in North America, Europe and the Pacific Rim, as well as through independent software and support business partners worldwide. The Company recently changed its name from Symix Systems, Inc. to Frontstep, Inc.

     Revenue Recognition. The Company's total revenue is derived primarily from licensing software, providing related services, including installation, implementation, training, consulting and systems integration and providing maintenance and support on an annual basis. Revenue is accounted for in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended and interpreted from time to time.

     Revenue is derived principally from the sale of internally produced software products and maintenance and support agreements from software sales. The Company licenses software generally under non-cancelable license agreements and provides product support services and periodic updates including training, installation, consulting and maintenance. License fees revenue is generally recognized when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. For customer license agreements, which meet these recognition criteria, the portion of the fees related to software licenses will generally be recognized in the current period, while the portion of the fees related to services is recognized as the services are performed. Revenue from maintenance and support agreements is billed periodically, deferred and recognized ratable over the life of the agreements. Revenue from consulting, education and other services is recognized as the services are provided.

     Inventories. Inventories consist primarily of software-related products that are held for resale. The Company values inventory at the lower of cost or market. Cost is determined using the specific identification method.

     Capitalized Software. Capitalized software is stated at the lower of cost or net realizable value. The Company capitalizes the cost of developing its software products in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalized software costs are amortized by the straight-line method using estimated useful lives of three to five years. Amortization expense was $3,763,000, $4,033,000, and $2,980,000 for the years ended June 30, 2001, 2000 and 1999, respectively. In addition, during fiscal year 2001, the Company wrote off $1,913,000 of capitalized software as part of restructuring (see Note 2).

     Intangibles. Intangibles consist principally of goodwill and other intangible assets resulting from acquisitions accounted for using the purchase method of accounting. The intangible assets are amortized using the straight-line method over a period of three to ten years. Accumulated amortization of intangibles as of June 30, 2001 and 2000 was $2,262,000 and $1,047,000, respectively.

     Property and Equipment. Property and equipment, including assets under capital leases, are recorded at cost and include expenditures which substantially increase the useful lives of the assets. Maintenance and

                                FRONTSTEP, INC.

repairs that do not improve or extend the life of the respective assets are expensed as incurred. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method. Amortization of capital leases is provided over the lease terms using the straight-line method.

     Depreciation and amortization on the Company's property and equipment has been computed based on the following useful lives:

                                                                YEARS
                                                               -------
Furniture and fixtures......................................   3 to 7
Computers and other equipment...............................   2 to 7
Leasehold improvements......................................   5 to 10

     Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Foreign Currency Translation. The Company has determined that the functional currency of each foreign operation is the local currency. The effects of translation rate changes related to assets and liabilities located outside the United States are included as a component of other comprehensive income
(loss). Foreign currency transaction gains and losses are included in "other income (expense), net" on the Consolidated Statements of Operations.

     Comprehensive Income. The Company believes that the only item in addition to net income that would be included in comprehensive income is the foreign currency translation adjustment. Comprehensive income (loss) for the years ended June 30, 2001, 2000 and 1999 is as follows (in thousands):

                                                             YEAR ENDED JUNE 30,
                                                         ----------------------------
                                                           2001       2000      1999
                                                         --------   --------   ------
Net income (loss)......................................  $(24,854)  $(10,205)  $3,999
Foreign currency translation adjustment................      (761)      (343)    (302)
                                                         --------   --------   ------
Comprehensive net income (loss)........................  $(25,615)  $(10,548)  $3,697
                                                         ========   ========   ======

     Stock-based Compensation. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant and amortized over the period of service, only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

     Statement of Cash Flows. The Company considers all demand deposits and highly liquid investments with an original maturity of three months or less as cash equivalents. Cash paid for (received from) income taxes, net of refunds, for fiscal 2001, 2000 and 1999 was $(2,251,000), $1,756,000 and $2,381,000,
respectively. Cash paid for interest was $671,000, $782,000 and $320,000 for fiscal 2001, 2000 and 1999, respectively.

                                FRONTSTEP, INC.

     Financial Instruments. Financial instruments consist primarily of cash, accounts receivable, accounts payable and long-term debt. The carrying value of all financial instruments at June 30, 2001 and 2000 approximated their fair value.

     Long-lived Assets. The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassifications. Certain reclassifications have been made to prior year amounts to conform to the 2001 presentation.

     Effect of New Accounting Standards. In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

     The Company has adopted the provisions of SFAS Nos. 141 and 142 effective with the beginning of the Company's new fiscal year 2002, which began on July 1, 2001. SFAS No. 141 requires upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Effective with adoption of SFAS No. 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the three months ended September 30, 2001.

     As of June 30, 2001, the Company has unamortized intangibles in the amount of $7,911,000 which will be subject to the transition provisions of SFAS Nos. 141 and 142. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle.

     The Financial Accounting Standards Board recently issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement is required to be adopted for fiscal years beginning after June 15, 2002. Because of the effort necessary to comply with the adoption of SFAS No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

                                FRONTSTEP, INC.

NOTE 2 -- RESTRUCTURING AND OTHER CHARGES

     Fiscal 2001 Restructuring. In April 2001, the Company announced a broad restructuring plan to reduce operating costs by reducing its worldwide workforce by approximately 20%, or 162 employees, all of which were direct employees; discontinuing certain product development and other non-essential activities, including terminating activities related to its SyteCentre product and exiting certain license agreements; and closing certain office facilities in Arizona, California, Canada and Asia. In relation to this restructuring plan, the Company also wrote-off certain accounts receivable and other non-performing assets. The accounts receivable writedowns were recorded to reflect accounts deemed to be uncollectible due to economic and other situations that occurred subsequent to the recording of the sales related to those receivables.

     As a result of this restructuring plan, the Company recorded pre-tax restructuring and other charges of $8,493,000 and $4,500,000 in the three months ended March 31, 2001 and June 30, 2001, respectively. These restructuring and other charges are recorded as a separate line in the consolidated statements of operations. The aggregate restructuring and other charge of $12,993,000 is comprised of $2,182,000 in employee separation costs, $1,978,000 in exit costs for contract terminations, $6,840,000 in accounts receivable writedowns and $1,993,000 of product asset writedowns.

     The following table displays a rollforward of the accruals established for the restructuring and other charges from the announcement of the plan to June 30, 2001 (in thousands):

                                                                    AMOUNTS     ACCRUAL AT
                                                        INITIAL     USED IN      JUNE 30,
                                                        CHARGE    FISCAL 2001      2001
                                                        -------   -----------   ----------
Employee separation costs.............................  $ 2,182     $ 1,770       $  412
Exit costs............................................    1,978         320        1,658
Accounts receivable writedowns........................    6,840       6,840           --
Product asset writedowns..............................    1,993       1,993           --
                                                        -------     -------       ------
Total.................................................  $12,993     $10,923       $2,070
                                                        =======     =======       ======

     The amounts used of $10,923,000 reflects cash payments of $2,090,000 and non-cash utilization of $8,833,000. The remaining accrual of $2,070,000, which is included in accounts payable and accrued expenses in the Consolidated Balance Sheets, represents cash payments expected to be completed in the year ended June 30, 2002.

     Fiscal 2000 Restructuring. In July 2000, the Company announced several structural changes to discontinue certain business operations, write off non-performing assets and to restructure the Company to better focus on its core business strategy. These changes included divesting the Company's FieldPro subsidiary, terminating the operations of its e-Mongoose, Inc. subsidiary, consolidating the Company's product development organizations and restructuring the Company's sales channels. In connection with this announcement, the Company recorded a non-recurring charge of $3,011,000, pre-tax, in the three months ended June 30, 2000 and an additional non-recurring charge of $2,163,000, pre-tax, in the three months ended September 30, 2000. The aggregate pre-tax charge of $5,174,000 included impairment and other charges of $2,297,000 related primarily to the unrecoverable capitalized software costs, $714,000 of accounts receivable writedowns and $2,163,000 for severance payments made to employees associated with the operations discussed above. All severance payments were paid during the year ended June 30, 2001 and no accruals remain for these costs as of June 30, 2001.

                                FRONTSTEP, INC.

NOTE 3 -- ACCOUNTS RECEIVABLE

     Accounts receivable is summarized as follows (in thousands):

                                                                  JUNE 30,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Accounts receivable.........................................  $32,877   $39,031
Less allowance for doubtful accounts........................    1,431     2,075
                                                              -------   -------
                                                              $31,446   $36,956
                                                              =======   =======

     The following is a summary of activity in the allowance for doubtful accounts (in thousands):

                                                             YEAR ENDED JUNE 30,
                                                         ----------------------------
                                                           2001       2000      1999
                                                         ---------   -------   ------
Beginning balance......................................  $   2,075   $ 1,500   $1,063
Provision for bad debts................................      9,731     3,255    1,270
Account write-offs, net................................    (10,375)   (2,680)    (833)
                                                         ---------   -------   ------
Ending balance.........................................  $   1,431   $ 2,075   $1,500
                                                         =========   =======   ======

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows (in thousands):

                                                                  JUNE 30,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Furniture and fixtures......................................  $ 3,655   $ 3,568
Computers and other equipment...............................   21,720    18,410
Leasehold improvements......................................    1,827     1,535
                                                              -------   -------
                                                               27,202    23,513
Less accumulated depreciation and amortization..............   19,556    15,527
                                                              -------   -------
                                                              $ 7,646   $ 7,986
                                                              =======   =======

NOTE 5 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses are summarized as follows (in thousands):

                                                                  JUNE 30,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Accounts payable............................................  $ 5,579   $ 5,134
Accrued payroll and related costs...........................    2,441     2,827
Third party royalties.......................................    2,408     2,565
Restructuring and other charges.............................    2,070        --
Other.......................................................    3,112     3,087
                                                              -------   -------
                                                              $15,610   $13,613
                                                              =======   =======

                                FRONTSTEP, INC.

NOTE 6 -- OPERATING LEASE COMMITMENTS

     The Company has entered into certain operating lease agreements for the rental of office facilities and computer equipment. The facility leases provide for annual rentals which are subject to escalation for increased operating costs.

     Amounts expensed under all operating lease agreements were approximately $5,401,000, $4,822,000 and $4,415,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

     The future minimum lease payments required under noncancelable operating leases for the five years ending June 30 are: 2002, $3,651,000; 2003, $1,512,000; 2004, $957,000; 2005, $492,000; 2006, $45,000; 2007 and thereafter,
$0.

NOTE 7 -- LONG-TERM OBLIGATIONS

     Long-term debt is summarized as follows (in thousands):

                                                                  JUNE 30,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Revolving credit facility...................................  $ 8,337   $ 3,000
PSI acquisition note payable................................    1,573     5,000
Present value of minimum capital lease payments.............      742       277
Infomentum acquisition note payable.........................       --       264
Other.......................................................       57       104
                                                              -------   -------
                                                               10,709     8,645
Less current maturities.....................................    1,967     5,476
                                                              -------   -------
                                                              $ 8,742   $ 3,169
                                                              =======   =======

     In December 2000, the Company entered into a revolving credit facility with PNC Bank, National Association (the "Credit Facility") to replace the Company's credit agreement with Bank One, N.A. The Credit Facility, as amended, provides the Company with up to $20,000,000 of revolving credit availability for a three-year period based on qualifying accounts receivable and is secured by the Company's trade accounts receivable originating within the United States and Canada. Borrowings under the Credit Facility currently bear interest at either the Federal Funds rate plus 0.5% or, at our option, the Eurodollar market rate plus 2.75%. At June 30, 2001, the rate was 7.75%. The interest rate is subject to change based on interest rate formulas tied to the Company's net income. The Credit Facility is subject to customary terms and conditions, including a financial covenant that the Company maintain a minimum level of net worth. The Company also pays a commitment fee for unused portions of the Credit Facility of 0.25%.

     In July 2001, the Company executed a new credit facility with Foothill Capital Corporation, which consists of a $15,000,000 three-year term note and a $10,000,000 revolving line of credit, to replace the Credit Facility. See Note 19.

     In July 2001, the Company paid $600,000, plus accrued interest, of the PSI acquisition note payable. The remaining $973,000 is due in six equal monthly installments, plus interest at 10.0% per annum, commencing October 1, 2001.

     The aggregate maturities of long-term debt for the five years ending June 30 are: 2002, $1,967,000; 2003, $372,000; 2004, $8,370,000; 2005 and thereafter,
$0.

                                FRONTSTEP, INC.

NOTE 8 -- INCOME TAXES

     The components of the provision for (benefit from) income taxes are summarized as follows (in thousands):

                                                              YEAR ENDED JUNE 30,
                                                           --------------------------
                                                            2001      2000      1999
                                                           -------   -------   ------
Current:
  Federal................................................  $    --   $  (516)  $1,927
  State and local........................................       --       (17)     475
  Foreign................................................      (23)      541      582
                                                           -------   -------   ------
                                                               (23)        8    2,984
Deferred:
  Federal................................................   (1,778)   (1,399)     131
  State and local........................................     (262)     (206)      43
  Foreign................................................       --        40       48
                                                           -------   -------   ------
                                                            (2,040)   (1,565)     222
                                                           -------   -------   ------
                                                           $(2,063)  $(1,557)  $3,206
                                                           =======   =======   ======

     The significant components of the Company's deferred tax asset and liability are as follows (in thousands):

                                                                  JUNE 30,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Current deferred tax asset:
  Allowance for doubtful accounts...........................  $   195   $ 1,105
  Accrued liabilities.......................................    1,831       405
                                                              -------   -------
                                                              $ 2,026   $ 1,510
                                                              =======   =======
Long-term deferred tax (asset) liability:
  Capitalized software......................................  $ 5,072   $ 4,966
  Intangibles...............................................    1,038     1,313
  Capitalized leases........................................      422       422
  Accrued liabilities.......................................      239       540
  Book over tax depreciation................................     (605)     (702)
  Domestic losses...........................................   (9,776)   (1,938)
  Foreign losses............................................     (682)     (682)
  Tax credits...............................................   (1,935)     (434)
                                                              -------   -------
                                                               (6,227)    3,485
  Less valuation allowance..................................    9,118       682
                                                              -------   -------
                                                              $ 2,891   $ 4,167
                                                              =======   =======

     The long-term deferred tax assets pertaining to foreign losses are net operating loss carryforwards for certain foreign subsidiaries. The Company has set a valuation allowance for the foreign net operating loss carryforwards, domestic tax credits and the majority of the domestic net operating loss carryforwards. Management believes it is more likely than not that the remaining deferred tax assets will be recovered through taxable income from future operations.

                                FRONTSTEP, INC.

     Deferred taxes are not provided on unremitted earnings of subsidiaries outside the United States because it is expected that the earnings are permanently reinvested and such determination is not practicable. Such earnings may become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.

     Differences arising between the provision for (benefit from) income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                               YEAR ENDED JUNE 30,
                                                              ---------------------
                                                              2001    2000    1999
                                                              -----   -----   -----
Federal tax at statutory rate...............................   (34)%   (34)%   34%
State and local income taxes net of federal tax benefit.....    (4)     (3)     4
Foreign operations taxes at rates different from U.S.
  federal statutory rate....................................     3       7      6
Disposition of foreign operation............................    --       5     --
Nondeductible acquisition research and development write
  off.......................................................    --       2      4
General business credits....................................    (2)            (7)
Nondeductible permanent differences.........................     1       4      3
Valuation allowance recorded against deferred tax assets....    28       6     --
                                                               ---     ---     --
                                                                (8)%   (13)%   44%
                                                               ===     ===     ==

     The Company has domestic net operating losses for tax purposes of $490,000, $347,000, $37,000, $752,000, $1,344,000, $1,779,000 and $20,316,000 which expire in fiscal years 2008, 2010, 2012, 2013, 2018, 2019 and 2021, respectively.

NOTE 9 -- STOCK OPTION PLANS

     The Company has a non-qualified stock option plan (the "Plan") that provides for the granting of up to 2,653,070 options to officers and other key employees for common shares at purchase prices of not less than the fair market value on the date of the grant as determined by the Stock Option Committee of the Board of Directors. Options under the Plan generally vest over periods of up to four years and must be exercised within ten years of the date of grant. As of June 30, 2001, 1,077,322 options are outstanding at a weighted average exercise price of $9.43.

     Shareholder approval was obtained on November 17, 1999 for a separate non-qualified stock option plan (the "1999 Plan"). The 1999 Plan provides for the granting of up to 600,000 options to officers and key employees for common shares at purchase prices of not less than the fair market value on the date of the grant as determined by the Stock Option Committee of the Board of Directors. Options under the 1999 Plan generally vest over periods of up to four years and must be exercised within ten years of the date of the grant. As of June 30, 2001, 523,550 options are outstanding at a weighted average exercise price of $7.41.

     The Company also has a non-qualified stock option plan for Key Executives (the "Key Executives Plan"). A total of 400,000 common shares are designated for issuance under the Key Executives Plan. The Stock Option Committee of the Board of Directors is authorized to set the price and terms and conditions of the options granted under the Key Executives Plan. Options under the Key Executives Plan must be exercised within ten years of the date of the grant. As of June 30, 2001, 400,000 options are outstanding at a weighted average exercise price of $3.81.

     The Company also has a stock option plan for Outside Directors (the "Outside Directors Plan"). The Outside Directors Plan provides for the issuance of options for 20,000 shares of stock to each Outside Director upon his/her election to the Board of Directors. A total of 200,000 common shares may be issued under the Outside Directors Plan. Options under the Outside Directors Plan vest immediately and must be exercised

                                FRONTSTEP, INC.

within ten years of the date of grant. As of June 30, 2001, 80,000 options are outstanding at a weighted average exercise price of $6.58.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rates of 5.0%, 6.5% and 6.0%, respectively; no dividend yield; volatility factor of the Company's common shares of 1.0, 0.9 and 0.5, respectively; and expected life of each option of 7 years, 7 years and 6 years, respectively.

     If the Company had elected to recognize compensation cost based on the fair value of options at the grant date (which includes shares issuable under the Employee Stock Purchase Plan -- see Note 10) as prescribed by SFAS No. 123, the following table displays what reported net income (loss) and per share amounts would have been (in thousands, except per share data):

                                                          PRO FORMA YEAR ENDED JUNE 30,
                                                         -------------------------------
                                                           2001        2000       1999
                                                         ---------   ---------   -------
Net income (loss)......................................  $(26,685)   $(11,402)   $2,955
Net income (loss) per share, assuming dilution.........     (3.54)      (1.54)     0.41

     The pro forma financial effects of applying SFAS No. 123 may not be representative of the pro forma effects on reported results of operations for future years.

     The following table summarizes stock option activity:

                                                                             WEIGHTED-
                                                                              AVERAGE
                                                              NUMBER OF    EXERCISE PRICE
                                                              OPTIONS(#)    PER SHARE($)
                                                              ----------   --------------
Outstanding at July 1, 1998.................................  1,619,535         7.17
  Granted...................................................    263,050        15.92
  Cancelled.................................................    (52,425)       11.81
  Exercised.................................................    (74,888)        6.90
                                                              ---------
Outstanding at June 30, 1999................................  1,755,272         8.26
  Granted...................................................    377,100         9.69
  Cancelled.................................................    (79,150)       13.00
  Exercised.................................................   (117,300)        6.73
                                                              ---------
Outstanding at June 30, 2000................................  1,935,922         8.44
  Granted...................................................    351,000         5.95
  Cancelled.................................................   (204,550)       11.39
  Exercised.................................................     (1,500)        5.66
                                                              ---------
Outstanding at June 30, 2001................................  2,080,872         7.73
                                                              =========

     The weighted average fair value of options granted during the years ended June 30, 2001, 2000 and 1999 was $5.12, $5.92 and $5.39, respectively. At June
30, 2001, 351,884 shares remained available for grant.

                                FRONTSTEP, INC.

     The following table summarizes information regarding stock options outstanding as of June 30, 2001:

                            OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                    -----------------------------------   ---------------------
                                  WEIGHTED
                                   AVERAGE
                                  REMAINING    WEIGHTED                WEIGHTED
                                 CONTRACTUAL   AVERAGE                 AVERAGE
RANGE OF EXERCISE                   LIFE       EXERCISE                EXERCISE
    PRICE($)        OPTIONS(#)     (YEARS)     PRICE($)   OPTIONS(#)   PRICE($)
-----------------   ----------   -----------   --------   ----------   --------
    3.81              417,500        4.2         3.81       400,000      3.81
    3.82- 5.66        489,500        4.8         5.14       379,000      5.00
    5.67- 7.56        321,250        7.6         6.61       115,250      7.25
    7.57- 9.31        373,850        5.7         7.90       287,450      7.81
    9.32- 14.81       307,572        7.0        11.46       171,147     11.87
   14.82- 18.63        72,750        6.0        18.42        55,750     18.44
   18.64- 24.06        98,450        6.4        20.64        53,325     20.65
                    ---------                             ---------
    3.81- 24.06     2,080,872        5.7         7.73     1,461,922      7.29
                    =========                             =========

NOTE 10 -- EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) plan that covers substantially all employees over 21 years of age. The Company contributes to the plan based upon employee contributions and may make additional contributions at the discretion of the Board of Directors. The Company made contributions to this plan of approximately $837,000, $683,000 and $608,000, for the years ended June 30, 2001, 2000 and
1999, respectively.

     The Company has an employee stock purchase plan that is in accordance with
Section 423 of the Internal Revenue Code whereby participants are eligible to purchase common shares of the Company during the plan year. The purchase price for a common share is determined by the Compensation Committee of the Board of Directors prior to the effective date. The purchase price may not be less than 90% of the per share fair market value of the Company's common shares on either the effective date or the option date for the offering, whichever is the lesser. Substantially all employees are eligible to participate. During the plan period ended December 31, 2000, the plan did not have any more shares available for purchase. Until the Compensation Committee of the Board of Directors approves additional shares, this plan will remain inactive.

NOTE 11 -- ACQUISITIONS

     On June 10, 1999, the Company acquired Distribution Architects International, Inc. ("DAI") for 619,000 common shares of the Company and $813,000 in cash. DAI is a provider of supply chain management applications for distribution organizations. Pursuant to the acquisition agreement, DAI was merged with and into a wholly-owned subsidiary of the Company incorporated in Ohio, and each share of DAI common stock was converted into the right to receive
0.1313 common shares of the Company. Each DAI option outstanding immediately prior to the merger was canceled and terminated. The holder of each option was entitled to receive that number of Frontstep shares equal to $2.17 (the per share value of DAI stock as agreed to by DAI and Frontstep) less $1.242 (the stock option exercise price), multiplied by the number of shares of DAI covered by the option, and divided by $18.50. The transaction was accounted for as a purchase and resulted in a one-time, non-recurring charge of $835,000 relating to the write-off of acquired in-process technology of DAI.

     On February 9, 2000, the Company acquired Profit Solutions, Inc. ("PSI"), a Minnesota corporation and provider of Web-centric customer relationship management applications with sales, marketing, service and business intelligence functionality, for approximately $2,100,000 in cash paid at closing and $5,000,000 in

                                FRONTSTEP, INC.

unsecured, subordinated promissory notes, of which, $1,573,000 remained payable as of June 30, 2001. The transaction was accounted for as a purchase and resulted in a one-time, non-recurring charge of $638,000 relating to the write-off of acquired in-process technology of PSI.

     The Company believes that the in-process technologies acquired in conjunction with the acquisitions of DAI and PSI are being developed as part of the Company's extended ERP, front-office and supply-chain solutions consistent with the expectations established at the time of acquisition.

     The following table sets forth the unaudited consolidated pro forma results of operations for the periods indicated giving effect to the acquisitions noted above as if such acquisitions had occurred at the beginning of the periods indicated. The non-recurring charges of $835,000 and $638,000 are excluded from pro forma net income (loss). No pro forma information is required for the year ended June 30, 2001 since these acquisitions occurred in prior years.

                                                                 YEAR ENDED JUNE 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
Revenue.....................................................   $129,333      $140,034
Net income (loss)...........................................    (10,888)        2,828
Net income (loss) per share, assuming dilution..............      (1.47)         0.39

NOTE 12 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                             YEAR ENDED JUNE 30,
                                                         ----------------------------
                                                           2001       2000      1999
                                                         --------   --------   ------
Numerator for basic and diluted income (loss) per share
  -- net income (loss).................................  $(24,854)  $(10,205)  $3,999
                                                         ========   ========   ======
Denominator:
  Weighted average common shares outstanding...........     7,535      7,411    6,654
  Contingently issuable shares.........................        --         --       57
                                                         --------   --------   ------
     Denominator for basic income (loss) per share.....     7,535      7,411    6,711
  Effect of dilutive employee stock options............        --         --      553
                                                         --------   --------   ------
     Denominator for diluted income (loss) per share...     7,535      7,411    7,264
                                                         ========   ========   ======
Basic net income (loss) per share......................  $  (3.30)  $  (1.38)  $ 0.60
                                                         ========   ========   ======
Diluted net income (loss) per share....................  $  (3.30)  $  (1.38)  $ 0.55
                                                         ========   ========   ======

NOTE 13 -- MINORITY INTEREST

     In June 1998, Frontstep Computer Systems (Singapore) Pte. Ltd., a wholly-owned subsidiary of the Company, sold previously unissued shares of common stock (representing a 13.3% interest in that subsidiary) for $2,000,000. No gain or loss was recognized on the sale of the subsidiary stock.

     The Company and the minority interest investor also entered into a put option agreement which provides that during a six month period commencing September 1, 2001, the minority interest investor has the right to put its shares in the subsidiary to the Company at a formula price as provided in the put agreement, not to be

                                FRONTSTEP, INC.

less than $2,000,000. The minority interest in the subsidiary will be adjusted to its expected redemption value each year as a credit or charge to income until the put is exercised or the redemption period expires.

     In September 1999, the Company formed a new subsidiary, Frontstep Japan Ltd., of which 15% of the initial capitalization was contributed by a minority interest investor. The investment is recorded on the accompanying balance sheet as minority interest.

NOTE 14 -- PREFERRED STOCK

     The Company's Amended Articles of Incorporation authorize 1,000,000 shares of preferred stock, no par value. The Board of Directors is authorized to determine the rights and preferences of these shares. Effective May 10, 2000, the Company consummated a private placement of 566,933 shares of Series A Convertible Participating Preferred Stock and warrants to purchase 453,546 common shares (the "Transaction"). Net proceeds realized from the Transaction were $13,375,000.

     The preferred shares are convertible to common shares at any time, in whole or in part, at the holder's option at an initial conversion rate of two shares of common for one share of preferred. The conversion rate is subject to adjustment on the fourth anniversary of the Transaction if the average daily price of the Company's common shares, weighted by trading volume, for the forty consecutive trading days immediately preceding the fourth anniversary ("Average Weighted Price") is less than $12 per share. The adjusted conversion rate is determined by dividing $24 by the Average Weighted Price. This potential adjustment to the conversion rate represents a contingent beneficial conversion feature. Assuming the Average Weighted Price on the fourth anniversary was equal to the closing price of the Company's common shares on June 30, 2001 ($3.46), the adjusted conversion rate would be 6.94 shares of common for one share of preferred. This would result in a corresponding preferred dividend charge of approximately $25,700,000. The conversion rate is also subject to adjustment based on anti-dilution provisions. Mandatory conversion occurs if, at any time after the second anniversary of the Transaction, the daily price of the Company's common shares exceeds $24 for each and every day of any period of forty consecutive trading days.

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

     Under applicable securities exchange rules, the Company was required to obtain shareholder approval prior to issuing common shares if the adjusted price at the time of conversion of the preferred shares and/or exercise of the common stock warrants is less than the market price of the Company's common shares on the date of the Transaction ($9.1875 per share). The Company submitted to its shareholders at the Company's

                                FRONTSTEP, INC.

annual meeting on November 8, 2000, a proposal to approve the issuance of common shares upon conversion of the preferred shares and/or exercise of the warrants, at an adjusted conversion price per share if required, which is less than the market price per common share on the date of the Transaction. This approval was obtained. Because the Company had not obtained shareholder approval as of June 30, 2000, the proceeds from the issuance of the preferred shares were classified as temporary equity. Due to the shareholder approval, the preferred shares have been reclassified to permanent equity in the June 30, 2001 balance sheet.

NOTE 15 -- BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     The Company designs, develops, markets and supports business software and services for mid-sized manufacturing, distribution and other companies, including business units of larger companies. The Company operates exclusively in this market and, therefore, only reports on one primary segment.

     Summarized financial information attributable to each of the Company's geographic areas is shown in the following table (in thousands):

                                                             NORTH
                                                           AMERICA,
                                                           EXCLUDING
                                                 UNITED     UNITED                ASIA/
                                                 STATES     STATES     EUROPE    PACIFIC
                                                 -------   ---------   -------   -------
FISCAL 2001
Total revenue..................................  $88,615    $4,103     $14,736   $10,832
Operating income (loss) before amortization of
  intangibles and special charges..............   (8,136)    2,115         259    (2,204)
Operating income (loss)........................  (26,095)    2,115        (189)   (2,238)
Long-lived assets..............................    6,793        29         312       512

FISCAL 2000
Total revenue..................................  $98,739    $4,326     $13,941   $11,902
Operating income (loss) before amortization of
  intangibles and special charges..............     (982)    1,881      (3,376)   (1,077)
Operating income (loss)........................   (7,618)    1,881      (3,904)   (1,155)
Long-lived assets..............................    7,099        36         383       468

FISCAL 1999
Total revenue..................................  $95,696    $5,254     $16,400   $11,722
Operating income (loss) before amortization of
  intangibles and special charges..............    8,569     1,469        (806)      797
Operating income (loss)........................    6,259     1,469      (1,383)      709
Long-lived assets..............................    7,085       245         392       475

NOTE 16 -- COMMITMENTS AND CONTINGENCIES

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

                                FRONTSTEP, INC.

NOTE 17 -- SALE OF VISUAL APPLICATIONS SOFTWARE

     Effective June 21, 2000, the Company sold certain assets of its Visual Applications Software, Inc. subsidiary for $2,915,000. The Company has recognized a $429,000 net loss in connection with the sale of which approximately $1,200,000 includes write-off of purchased goodwill. The costs related to the disposition of Visual Applications Software, Inc. are included in "restructuring and other charges" in the Consolidated Statements of Operations for the year ended June 30, 2000.

NOTE 18 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                         THREE MONTHS ENDED
                                           -----------------------------------------------
                                           JUNE 30   MARCH 31   DECEMBER 31   SEPTEMBER 30
                                           -------   --------   -----------   ------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 2001
  Total revenue..........................  $29,018   $27,172      $34,063       $28,033
  Gross margin...........................   16,263    12,356       19,008        13,746
  Operating loss.........................   (4,797)  (15,090)      (1,285)       (5,235)
  Net loss...............................   (5,000)  (15,348)        (957)       (3,549)
  Basic loss per common share............    (0.66)    (2.03)       (0.13)        (0.47)
  Diluted loss per common share..........    (0.66)    (2.03)       (0.13)        (0.47)

FISCAL 2000
  Total revenue..........................  $30,989   $31,468      $34,380       $32,071
  Gross margin...........................   15,150    17,340       18,726        17,704
  Operating income (loss)................  (10,823)   (2,379)         668         1,738
  Net income (loss)......................   (9,534)   (1,854)         288           895
  Basic income (loss) per common share...    (1.27)    (0.25)        0.04          0.12
  Diluted income (loss) per common
     share...............................    (1.27)    (0.25)        0.04          0.12

NOTE 19 -- SUBSEQUENT EVENTS

     In July 2001, the Company executed a new credit facility with Foothill Capital Corporation (the "Foothill Credit Facility"). The Foothill Credit Facility includes a $15,000,000, three-year term note and a $10,000,000 revolving credit facility. Availability under the Foothill Credit Facility is based on and secured by qualifying accounts receivable originating within the United States and Canada. The revolving credit facility bears interest either at the Federal Funds rate plus 1.5%, or at the Eurodollar market rate plus 3.0%. The term note bears interest at the rate of 10.5% plus 1.5% per annum added to principal. The term note is payable in monthly installments commencing October 1, 2001. The Foothill Credit Facility is subject to customary terms and conditions and includes financial covenants for maintenance of a minimum tangible net worth, a minimum level of earnings before interest, taxes, depreciation and amortization and a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization. The proceeds from the Foothill Credit Facility were used to repay, in full, the Company's Credit Facility.

     In connection with the Foothill Credit Facility, Foothill Capital Corporation was granted 550,000 warrants to purchase common stock priced at the current market price as of the close of the deal ($3.36 per share), which expire in July 2006. The warrants will be recorded as a debt discount and are subject to certain anti-dilution provisions as defined in the agreement.

     Additionally, in July 2001, the Company repriced 453,546 existing warrants to purchase common stock issued in fiscal year 2000 pursuant to the preferred stock private placement, with an original exercise price of $15 per share to $3.36 per share, which will result in a charge to earnings per share in the first quarter of fiscal year 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company filed a current report on Form 8-K, dated November 8, 2000, to report under Item 4 (Changes in Registrant's Certifying Accountant) that effective November 8, 2000, the registrant appointed KPMG LLP as its Certifying Accountant. Ernst & Young LLP was previously the principal accountants for Frontstep. The decision to change accountants was approved by the Audit Committee and the Board of Directors.

     In connection with the audits of the two fiscal years ended June 30, 2000 and during the subsequent interim period through September 30, 2000, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the section entitled "Election of Directors" which appears in our Definitive Proxy Statement for the Annual Meeting of Shareholders, to be held on November 7, 2001, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year. Certain other information required by this Item with respect to executive officers of the Company is set forth in Part I hereof under "Item 1. Business -- Executive Officers of the Registrant".

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the section entitled "Compensation, Meetings and Committees of Directors" and "Executive Compensation" which appear in our Definitive Proxy Statement for the Annual Meeting of Shareholders, to be held on November 7, 2001, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the section entitled "Principal Holders of Securities" which appears in our Definitive Proxy Statement for the Annual Meeting of Shareholders, to be held on November 7, 2001, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year.

ITEM 13.  CERTAIN BENEFICIAL RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the section entitled "Executive Compensation -- Certain Transaction and Relationships" which appears in our Definitive Proxy Statement for the Annual Meeting of Shareholders, to be held on November 7, 2001, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

     Reports of Independent Auditors

     Consolidated Balance Sheets as of June 30, 2001 and 2000

     Consolidated Statements of Operations for the Years Ended June 30, 2001, 2000 and 1999

     Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements

     (a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions, are inapplicable and therefore have been omitted, or the required information is provided in the Consolidated Financial Statements of the Company and its subsidiaries or Notes thereto.

     (a)(3) Exhibits

     The following exhibits are included in this Annual Report on Form 10-K:

EXHIBIT NO.                 DESCRIPTION                                  PAGE
-----------   ---------------------------------------   ---------------------------------------
3(a)(1)       Amended Articles of Incorporation of      Incorporated herein by reference to
              Frontstep, Inc. (f/k/a Symix Systems,     Exhibit 3(a)(1) to Registrant's Annual
              Inc.) (the "Registrant") (as filed on     Report on Form 10-K for the fiscal year
              February 8, 1991)                         ended June 30, 1997 (File No. 0-19024)
3(a)(2)       Certificate of Amendment to the Amended   Incorporated herein by reference to
              Articles of Incorporation of the          Exhibit 3(a)(2) to Registrant's Annual
              Registrant (as filed on July 16, 1996)    Report on Form 10-K for the fiscal year
                                                        ended June 30, 1997 (File No. 0-19024)
3(a)(3)       Certificate of Amendment to the Amended   Incorporated herein by reference to
              Articles of Incorporation, as amended,    Exhibit 3(a)(3) to Registrant's
              of the Registrant (as filed with the      Quarterly Report on Form 10-Q for the
              Ohio Secretary of State on May 10,        fiscal quarter ended March 31, 2000
              2000)                                     (File No. 0-19024)
3(a)(4)       Certificate of Amendment to the Amended   Incorporated herein by reference to
              Articles of Incorporation, as amended,    Exhibit 3(a)(4) to Registrant's
              of the Registrant (as filed with the      Quarterly Report on Form 10-Q for the
              Ohio Secretary of State on November 8,    fiscal quarter ended September 30, 2000
              2000)                                     (File No. 0-19024)
3(a)(5)       Amended Articles of Incorporation, as     Incorporated herein by reference to
              amended, of the Registrant (reflecting    Exhibit 3(a)(5) to Registrant's
              amendments through November 8, 2000 for   Quarterly Report on Form 10-Q for the
              purposes of Securities and Exchange       fiscal quarter ended September 30, 2000
              Commission reporting compliance only)     (File No. 0-19024)
3(b)          Amended Regulations of the Registrant     Incorporated herein by reference to
                                                        Exhibit 3(b) to the Registration
                                                        Statement on Form S-1 of Registrant, as
                                                        filed with the Securities and Exchange
                                                        Commission on February 12, 1991
                                                        (Registration No. 33-38878)
4(a)(1)       Amended Articles of Incorporation of      Incorporated herein by reference to
              the Registrant (as filed on February 8,   Exhibit 3(a)(1) to Registrant's Annual
              1991)                                     Report on Form 10-K for the fiscal year
                                                        ended June 30, 1997 (File No. 0-19024)

EXHIBIT NO.                 DESCRIPTION                                  PAGE
-----------   ---------------------------------------   ---------------------------------------
4(a)(2)       Certificate of Amendment to the Amended   Incorporated herein by reference to
              Articles of Incorporation of the          Exhibit 3(a)(2) to Registrant's Annual
              Registrant (as filed on July 16, 1996)    Report on Form 10-K for the fiscal year
                                                        ended June 30, 1997 (File No. 0-19024)
4(a)(3)       Certificate of Amendment to the Amended   Incorporated herein by reference to
              Articles of Incorporation, as amended,    Exhibit 3(a)(3) to Registrant's
              of the Registrant (as filed with the      Quarterly Report on Form 10-Q for the
              Ohio Secretary of State on May 10,        fiscal quarter ended March 31, 2000
              2000)                                     (File No. 0-19024)
4(a)(4)       Certificate of Amendment to the Amended   Incorporated herein by reference to
              Articles of Incorporation, as amended,    Exhibit 3(a)(4) to Registrant's
              of the Registrant (as filed with the      Quarterly Report on Form 10-Q for the
              Ohio Secretary of State on November 8,    fiscal quarter ended September 30, 2000
              2000)                                     (File No. 0-19024)
4(a)(5)       Amended Articles of Incorporation, as     Incorporated herein by reference to
              amended, of the Registrant (reflecting    Exhibit 3(a)(5) to Registrant's
              amendments through November 8, 2000 for   Quarterly Report on Form 10-Q for the
              purposes of Securities and Exchange       fiscal quarter ended September 30, 2000
              Commission reporting compliance only)     (File No. 0-19024)
4(b)          Amended Regulations of the Registrant     Incorporated herein by reference to
                                                        Exhibit 3(b) to the Registration
                                                        Statement on Form S-1 of Registrant, as
                                                        filed with the Securities and Exchange
                                                        Commission on February 12, 1991
                                                        (Registration No. 33-38878)
4(c)          Investor Rights Agreement, dated as of    Incorporated herein by reference to
              May 10, 2000, among the Registrant, the   Exhibit 4(c) to Registrant's Quarterly
              Investors identified therein and          Report on Form 10-Q for the fiscal
              Lawrence J. Fox                           quarter ended March 31, 2000 (File No.
                                                        0-19024)
4(d)          Amendment to Investor Rights Agreement    Incorporated herein by reference to
                                                        Exhibit 4(c) to Registrant's Current
                                                        Report on Form 8-K, as filed with the
                                                        Securities and Exchange Commission on
                                                        August 30, 2000 (File No. 0-19024)
4(e)          Warrant for the Purchase of Shares of     Filed herein
              Common Stock of the Registrant issued
              to Morgan Stanley Dean Witter Venture
              Partners IV, L.P. and Exhibit A,
              identifying other identical warrants
              issued to the Investors identified on
              Exhibit A, for the number of common
              shares identified on Exhibit A, on the
              dates indicated
4(f)          Assignment and Assumption Agreement, by   Incorporated herein by reference to
              and between Morgan Stanley Dean Witter    Exhibit 4(g) to Registrant's Quarterly
              Equity Funding, Inc. and the              Report on Form 10-Q for the fiscal
              Originators Investment Plan, L.P.,        quarter ended December 31, 2000 (File
              dated November 24, 2000                   No. 0- 19024)
4(g)          Common Share Purchase Warrant, dated      Filed herein
              July 17, 2001, issued to Foothill
              Capital Corporation
4(h)          Registration Rights Agreement, dated      Filed herein
              July 17, 2001, by and between the
              Registrant and Foothill Capital
              Corporation

EXHIBIT NO.                 DESCRIPTION                                  PAGE
-----------   ---------------------------------------   ---------------------------------------
4(i)          Share Exchange Agreement, dated January   Incorporated herein by reference to
              9, 1997                                   Exhibit 99 to Registrant's Current
                                                        Report on Form 8-K, as filed with the
                                                        Securities and Exchange Commission on
                                                        January 24, 1997 (File No. 0-19024)
10(a)         Lease Agreement dated April 3, 1991 for   Incorporated herein by reference to
              corporate offices located at 2800         Exhibit 10(c) to Registrant's Annual
              Corporate Exchange Drive, Columbus,       Report on Form 10-K for the fiscal year
              Ohio                                      ended June 30, 1991 (File No. 0-19024)
10(b)         Amendment to corporate offices lease      Incorporated herein by reference to
                                                        Exhibit 10(b) to Registrant's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended June 30, 1998 (File No. 0-19024)
10(c)         Second Amendment to corporate offices     Incorporated herein by reference to
              lease                                     Exhibit 10(c) to Registrant's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended June 30, 1998 (File No. 0-19024)
10(d)         Third Amendment to corporate offices      Incorporated herein by reference to
              lease                                     Exhibit 10(c) to Registrants' Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended June 30, 1994 (File No. 0-19024)
10(e)         Fourth Amendment to corporate offices     Incorporated herein by reference to
              lease                                     Exhibit 10(e) to Registrant's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended June 30, 1998 (File No. 0-19024)
10(f)         Fifth Amendment to corporate offices      Incorporated herein by reference to
              lease                                     Exhibit 10(f) to Registrants' Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended June 30, 1998 (File No. 0-19024)
10(g)         Sixth Amendment to corporate offices      Incorporated herein by reference to
              lease                                     Exhibit 10(g) to Registrant's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended June 30, 2000 (File No. 0-19024)
10(h)         Eighth Amendment to corporate offices     Incorporated herein by reference to
              lease, with Seventh Amendment to          Exhibit 10(h) to Registrant's Annual
              corporate offices lease attached as       Report on Form 10-K for the fiscal year
              "Exhibit A"                               ended June 30, 2000 (File No. 0-19024)
10(i)         Progress Software Application Partner     Incorporated herein by reference to
              Agreement dated February 8, 1995          Exhibit 10(e) to Registrant's Quarterly
                                                        Report on Form 10-Q for the fiscal
                                                        quarter ended March 31, 1995 (File No.
                                                        0-19024)
10(j)         Amendment to Progress Software            Incorporated herein by reference to
              Application Partner Agreement dated       Exhibit 10(h) to Registrants' Annual
              July 1, 1997                              Report on Form 10-K for the fiscal year
                                                        ended June 30, 1998 (File No. 0-19024)
10(k)         Second Amendment to Progress Software     Incorporated herein by reference to
              Application Partner Agreement dated       Exhibit 10(i) to Registrants' Annual
              July 1, 1998                              Report on Form 10-K for the fiscal year
                                                        ended June 30, 1998 (File No. 0-19024)
10(l)*        Stock Option Plan for Outside Directors   Incorporated herein by reference to
                                                        Exhibit 10(i) to Registrant's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended June 30, 1993 (File No. 0-19024)

EXHIBIT NO.                 DESCRIPTION                                  PAGE
-----------   ---------------------------------------   ---------------------------------------
10(m)*        Non-Qualified Stock Option Plan for Key   Incorporated herein by reference to
              Executives                                Exhibit 10(a) to Registrant's Quarterly
                                                        Report on Form 10-Q for the fiscal
                                                        quarter ended March 31, 1996 (File No.
                                                        0-19024)
10(n)*        Non-Qualified Stock Option Plan for Key   Incorporated herein by reference to
              Employees, as amended                     Exhibit 10(a) to Registrant's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended June 30, 1993 (File No. 0-19024)
10(o)*        1999 Non-Qualified Stock Option Plan      Incorporated herein by reference to
              for Key Employees                         Exhibit 10(n) to Registrant's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended June 30, 1999 (File No. 0-19024)
10(p)*        Sasser Employment Agreement               Incorporated herein by reference to
                                                        Exhibit 10(b) to Registrant's Quarterly
                                                        Report on Form 10-Q for the fiscal
                                                        quarter ended March 31, 1996 (File No.
                                                        0-19024)
10(q)*        Amendment to Sasser Employment            Incorporated herein by reference to
              Agreement                                 Exhibit 10(p) to Registrant's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended June 30, 1999 (File No. 0-19024)
10(r)*        Second Amendment to Sasser Employment     Incorporated herein by reference to
              Agreement                                 Exhibit 10(q) to Registrant's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended June 30, 1999 (File No. 0-19024)
10(s)*        Stock Option Agreement between the        Incorporated herein by reference to
              Registrant and Stephen A. Sasser dated    Exhibit 10(c) to Registrant's Quarterly
              January 17, 1996                          Report on Form 10-Q for the fiscal
                                                        quarter ended March 31, 1996 (File No.
                                                        0-19024)
10(t)         Employee Stock Purchase Plan, as          Incorporated herein by reference to
              approved on July 8, 1996 and as amended   Exhibit 10(a)(a) to Registrant's Annual
              on November 11, 1998                      Report on Form 10-K for the fiscal year
                                                        ended June 30, 2000 (File No. 0-19024)
10(u)         Loan and Security Agreement, by and       Filed herein
              among the Registrant, Frontstep
              Solutions Group, Inc., brightwhite
              solutions, inc. and Frontstep Canada,
              Inc., as Borrowers, and the Lenders
              signatory thereto, as Lenders, and
              Foothill Capital Corporation, as
              Arranger and Administrative Agent
10(v)         Common Share Purchase Warrant, dated      Filed herein at Exhibit 4(g)
              July 17, 2001, issued to Foothill
              Capital Corporation
10(w)         Registration Rights Agreement, dated      Filed herein at Exhibit 4(h)
              July 17, 2001, by and between the
              Registrant and Foothill Capital
              Corporation
10(x)         Pledge and Security Agreement             Filed herein
              (Foreign), dated July 17, 2001, made by
              the Registrant and Frontstep Solutions
              Group, Inc., in favor of Foothill
              Capital Corporation, as agent for
              certain Lenders

EXHIBIT NO.                 DESCRIPTION                                  PAGE
-----------   ---------------------------------------   ---------------------------------------
10(y)         Pledge and Security Agreement             Filed herein
              (Domestic), dated July 17, 2001, made
              by the Registrant and Frontstep
              Solutions Group, Inc., in favor of
              Foothill Capital Corporation, as agent
              for certain Lenders
10(z)         Copyright Security Agreement, dated       Filed herein
              July 17, 2000, made by the Registrant,
              Frontstep Solutions Group, Inc. and
              brightwhite solutions, inc., in favor
              of Foothill Capital Corporation, as
              agent for certain Lenders
10(a)(a)      Trademark Security Agreement, dated       Filed herein
              July 17, 2001, made by the Registrant,
              Frontstep Solutions Group, Inc., and
              brightwhite solutions, inc., in favor
              of Foothill Capital Corporation, as
              agent for certain Lenders
10(a)(b)      Intercompany Subordination Agreement,     Filed herein
              dated July 17, 2001, made among the
              Registrant, Frontstep Solutions Group,
              Inc., brightwhite solutions, inc.,
              Frontstep Canada, Inc., and other
              future obligors, and Foothill Capital
              Corporation, as agent for certain
              Lenders
10(a)(c)      Securities Purchase Agreement, dated as   Incorporated herein by reference to
              of May 10, 2000, between the Registrant   Exhibit 10(a) to Registrant's Quarterly
              and the Investors identified therein      Report on Form 10-Q for the fiscal
                                                        quarter ended March 31, 2000 (File No.
                                                        0-19024)
10(a)(d)      Investor Rights Agreement, dated as of    Incorporated herein by reference to
              May 10, 2000, among the Registrant, the   Exhibit 4(c) to Registrant's Quarterly
              Investors identified therein and          Report on Form 10-Q for the fiscal
              Lawrence J. Fox                           quarter ended March 31, 2000 (File No.
                                                        0-19024)
10(a)(e)      Amendment to Investor Rights Agreement    Incorporated herein by reference to
                                                        Exhibit 4(c) to Registrant's Current
                                                        Report on Form 8-K, as filed with the
                                                        Securities and Exchange Commission on
                                                        August 30, 2000 (File No. 0-19024)
10(a)(f)      Warrant for the Purchase of Shares of     Filed herein at Exhibit 4(e)
              Common Stock of the Registrant issued
              to Morgan Stanley Dean Witter Venture
              Partners IV, L.P. and Exhibit A,
              identifying other identical warrants
              issued to the Investors identified on
              Exhibit A, for the number of common
              shares identified on Exhibit A, on the
              dates indicated
10(a)(g)      Assignment and Assumption Agreement, by   Incorporated herein by reference to
              and between Morgan Stanley Dean           Exhibit 4(g) to Registrant's Quarterly
              Witter Equity Funding, Inc. and the       Report on Form 10-Q for the fiscal
              Originators Investment Plan, L.P.,        quarter ended December 31, 2000 (File
              dated November 24, 2000                   No. 0- 19024)
21            Subsidiaries of the Registrant            Filed herein
23            Consents of Independent Auditors          Filed herein
24            Powers of Attorney                        Filed herein

---------------

 * Indicates management contracts or compensatory plans or arrangements that are required to be filed as an exhibit to this Annual Report on Form 10-K for the fiscal year ended June 30, 2001

     (b) There were no reports on Form 8-K filed during the three months ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of September, 2001.

                                          FRONTSTEP, INC.

                                          By:     /s/ STEPHEN A. SASSER
                                            ------------------------------------
                                                     Stephen A. Sasser
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 27th day of September, 2001.

                     SIGNATURE                                             TITLE
                     ---------                                             -----

                         *                                   Chairman of the Board and Director
---------------------------------------------------
                  Lawrence J. Fox

                         *                            President, Chief Executive Officer and Director
---------------------------------------------------
                 Stephen A. Sasser

                         *                                     Vice President, Finance, Chief
---------------------------------------------------           Financial Officer and Secretary
                 Daniel P. Buettin                       Principal Financial and Accounting Officer

                         *                                                Director
---------------------------------------------------
                   John T. Tait

                         *                                                Director
---------------------------------------------------
                  Duke W. Thomas

                         *                                                Director
---------------------------------------------------
                 Larry L. Liebert

                         *                                                Director
---------------------------------------------------
                James A. Rutherford

                         *                                                Director
---------------------------------------------------
                Roger D. Blackwell

                         *                                                Director
---------------------------------------------------
                   Guy de Chazal

                         *                                                Director
---------------------------------------------------
                  Barry Goldsmith


By Power of Attorney

/s/ DANIEL P. BUETTIN
---------------------------------------------------
       Daniel P. Buettin (Attorney-in-Fact)

                                INDEX TO EXHIBITS

Exhibit No.                        Description                             Page
-----------                        -----------                             ----
3(a)(1)                            Amended Articles of Incorporation of    Incorporated herein by reference to
                                   Frontstep, Inc. (f/k/a Symix Systems,   Exhibit 3(a)(1) to Registrant's Annual
                                   Inc.) (the "Registrant") (as filed on   Report on Form 10-K for the fiscal year
                                   February 8, 1991)                       ended June 30, 1997 (File No. 0-19024)

3(a)(2)                            Certificate of Amendment to the         Incorporated herein by reference to
                                   Amended Articles of Incorporation of    Exhibit 3(a)(2) to Registrant's Annual
                                   the Registrant (as filed on July 16,    Report on Form 10-K for the fiscal year
                                   1996)                                   ended June 30, 1997 (File No. 0-19024)

3(a)(3)                            Certificate of Amendment to the         Incorporated herein by reference to
                                   Amended Articles of Incorporation, as   Exhibit 3(a)(3) to Registrant's Quarterly
                                   amended, of the Registrant (as filed    Report on Form 10-Q for the fiscal
                                   with the Ohio Secretary of State on     quarter ended March 31, 2000 (File No.
                                   May 10, 2000)                           0-19024)

3(a)(4)                            Certificate of Amendment to the         Incorporated herein by reference to
                                   Amended Articles of                     Exhibit 3(a)(4) to Registrant's Quarterly
                                   Incorporation, as amended, of the       Report on Form 10-Q for the fiscal
                                   Registrant (as filed with the           quarter ended September 30, 2000 (File
                                   Ohio Secretary of State on              No. 0-19024)
                                   November 8, 2000)

3(a)(5)                            Amended Articles of                     Incorporated herein by reference to
                                   Incorporation, as amended, of the       Exhibit 3(a)(5) to Registrant's Quarterly
                                   Registrant (reflecting amendments       Report on Form 10-Q for the fiscal
                                   through November 8, 2000 for            quarter ended September 30, 2000 (File
                                   purposes of Securities and              No. 0-19024)
                                   Exchange Commission reporting
                                   compliance only)

3(b)                               Amended Regulations of the Registrant   Incorporated herein by reference to
                                                                           Exhibit 3(b) to the Registration
                                                                           Statement on Form S-1 of Registrant, as
                                                                           filed with the Securities and Exchange
                                                                           Commission on February 12, 1991
                                                                           (Registration No. 33-38878)

4(a)(1)                            Amended Articles of Incorporation of    Incorporated herein by reference to
                                   the Registrant (as filed on February    Exhibit 3(a)(1) to Registrant's Annual
                                   8, 1991)                                Report on Form 10-K for the fiscal year
                                                                           ended June 30, 1997 (File No. 0-19024)

4(a)(2)                            Certificate of Amendment to the         Incorporated herein by reference to
                                   Amended Articles of Incorporation       Exhibit 3(a)(2) to Registrant's Annual
                                   of the Registrant (as filed on July     Report on Form 10-K for the fiscal year
                                   16, 1996)                               ended June 30, 1997 (File No. 0-19024)


4(a)(3)                            Certificate of Amendment to the         Incorporated herein by reference to
                                   Amended Articles of Incorporation, as   Exhibit 3(a)(3) to Registrant's Quarterly
                                   amended, of the Registrant (as filed    Report on Form 10-Q for the fiscal
                                   with the Ohio Secretary of State on     quarter ended March 31, 2000 (File No.
                                   May 10, 2000)                           0-19024)

4(a)(4)                            Certificate of Amendment to the         Incorporated herein by reference to
                                   Amended Articles of                     Exhibit 3(a)(4) to Registrant's Quarterly
                                   Incorporation, as amended, of the       Report on Form 10-Q for the fiscal
                                   Registrant (as filed with the           quarter ended September 30, 2000 (File
                                   Ohio Secretary of State on              No. 0-19024)
                                   November 8, 2000)

4(a)(5)                            Amended Articles of                     Incorporated herein by reference to
                                   Incorporation, as amended, of the       Exhibit 3(a)(5) to Registrant's Quarterly
                                   Registrant (reflecting amendments       Report on Form 10-Q for the fiscal
                                   through November 8, 2000 for            quarter ended September 30, 2000 (File
                                   purposes of Securities and              No. 0-19024)
                                   Exchange Commission reporting
                                   compliance only)

4(b)                               Amended Regulations of the Registrant   Incorporated herein by reference to
                                                                           Exhibit 3(b) to the Registration
                                                                           Statement on Form S-1 of Registrant, as
                                                                           filed with the Securities and Exchange
                                                                           Commission on February 12, 1991
                                                                           (Registration No. 33-38878)

4(c)                               Investor Rights Agreement, dated as     Incorporated herein by reference to
                                   of May 10, 2000, among the              Exhibit 4(c) to Registrant's Quarterly
                                   Registrant, the Investors identified    Report on Form 10-Q for the fiscal
                                   therein and Lawrence J. Fox             quarter ended March 31, 2000 (File No.
                                                                           0-19024)

4(d)                               Amendment to Investor Rights Agreement  Incorporated herein by reference to
                                                                           Exhibit 4(c) to Registrant's Current
                                                                           Report on Form 8-K, as filed with the
                                                                           Securities and Exchange Commission on
                                                                           August 30, 2000 (File No. 0-19024)

4(e)                               Warrant for the Purchase of Shares of   Filed herein
                                   Common Stock of the Registrant issued
                                   to Morgan Stanley Dean Witter Venture
                                   Partners IV, L.P. and Exhibit A,
                                   identifying other identical warrants
                                   issued to the Investors identified on
                                   Exhibit A, for the number of common
                                   shares identified on Exhibit A, on
                                   the dates indicated


4(f)                               Assignment and Assumption Agreement,    Incorporated herein by reference to
                                   by and between Morgan Stanley Dean      Exhibit 4(g) to Registrant's Quarterly
                                   Witter Equity Funding, Inc. and the     Report on Form 10-Q for the fiscal
                                   Originators Investment Plan, L.P.,      quarter ended December 31, 2000 (File No.
                                   dated November 24, 2000                 0-19024)

4(g)                               Common Share Purchase Warrant, dated    Filed herein
                                   July 17, 2001, issued to Foothill
                                   Capital Corporation

4(h)                               Registration Rights Agreement, dated    Filed herein
                                   July 17, 2001, by and between the
                                   Registrant and Foothill Capital
                                   Corporation

4(i)                               Share Exchange Agreement, dated         Incorporated herein by reference to
                                   January 9, 1997                         Exhibit 99 to Registrant's Current Report
                                                                           on Form 8-K, as filed with the Securities
                                                                           and Exchange Commission on January 24,
                                                                           1997 (File No. 0-19024)

10(a)                              Lease Agreement dated April 3, 1991     Incorporated herein by reference to
                                   for corporate offices located at 2800   Exhibit 10(c) to Registrant's Annual
                                   Corporate Exchange Drive, Columbus,     Report on Form 10-K for the fiscal year
                                   Ohio                                    ended June 30, 1991 (File No. 0-19024)

10(b)                              Amendment to corporate offices lease    Incorporated herein by reference to
                                                                           Exhibit 10(b) to Registrant's Annual
                                                                           Report on Form 10-K for the fiscal year
                                                                           ended June 30, 1998 (File No. 0-19024)

10(c)                              Second Amendment to corporate offices   Incorporated herein by reference to
                                   lease                                   Exhibit 10(c) to Registrant's Annual
                                                                           Report on Form 10-K for the fiscal year
                                                                           ended June 30, 1998 (File No. 0-19024)

10(d)                              Third Amendment to corporate offices    Incorporated herein by reference to
                                   lease                                   Exhibit 10(c) to Registrants' Annual
                                                                           Report on Form 10-K for the fiscal year
                                                                           ended June 30, 1994 (File No. 0-19024)

10(e)                              Fourth Amendment to corporate offices   Incorporated herein by reference to
                                   lease                                   Exhibit 10(e) to Registrant's Annual
                                                                           Report on Form 10-K for the fiscal year
                                                                           ended June 30, 1998 (File No. 0-19024)


10(f)                              Fifth Amendment to corporate offices    Incorporated herein by reference to
                                   lease                                   Exhibit 10(f) to Registrants' Annual
                                                                           Report on Form 10-K for the fiscal year
                                                                           ended June 30, 1998 (File No. 0-19024)

10(g)                              Sixth Amendment to corporate offices    Incorporated herein by reference to
                                   lease                                   Exhibit 10(g) to Registrant's Annual
                                                                           Report on Form 10-K for the fiscal year
                                                                           ended June 30, 2000 (File No. 0-19024)


10(h)                              Eighth Amendment to corporate offices   Incorporated herein by reference to
                                   lease, with Seventh Amendment to        Exhibit 10(h) to Registrant's Annual
                                   corporate offices lease attached as     Report on Form 10-K for the fiscal year
                                   "Exhibit A"                             ended June 30, 2000 (File No. 0-19024)

10(i)                              Progress Software Application Partner   Incorporated herein by reference to
                                   Agreement dated February 8, 1995        Exhibit 10(e) to Registrant's Quarterly
                                                                           Report on Form 10-Q for the fiscal
                                                                           quarter ended March 31, 1995 (File No.
                                                                           0-19024)

10(j)                              Amendment to Progress Software          Incorporated herein by reference to
                                   Application Partner Agreement dated     Exhibit 10(h) to Registrants' Annual
                                   July 1, 1997                            Report on Form 10-K for the fiscal year
                                                                           ended June 30, 1998 (File No. 0-19024)

10(k)                              Second Amendment to Progress Software   Incorporated herein by reference to
                                   Application Partner Agreement dated     Exhibit 10(i) to Registrants' Annual
                                   July 1, 1998                            Report on Form 10-K for the fiscal year
                                                                           ended June 30, 1998 (File No. 0-19024)

10(l)*                             Stock Option Plan for Outside           Incorporated herein by reference to
                                   Directors                               Exhibit 10(i) to Registrant's Annual
                                                                           Report on Form 10-K for the fiscal year
                                                                           ended June 30, 1993 (File No. 0-19024)

10(m)*                             Non-Qualified Stock Option Plan for     Incorporated herein by reference to
                                   Key Executives                          Exhibit 10(a) to Registrant's Quarterly
                                                                           Report on Form 10-Q for the fiscal
                                                                           quarter ended March 31, 1996 (File No.
                                                                           0-19024)

10(n)*                             Non-Qualified Stock Option Plan for     Incorporated herein by reference to
                                   Key Employees, as amended               Exhibit 10(a) to Registrant's Annual
                                                                           Report on Form 10-K for the fiscal year
                                                                           ended June 30, 1993 (File No. 0-19024)


10(o)*                             1999 Non-Qualified Stock Option Plan    Incorporated herein by reference to
                                   for Key Employees                       Exhibit 10(n) to Registrant's Annual
                                                                           Report on Form 10-K for the fiscal year
                                                                           ended June 30, 1999 (File No. 0-19024)

10(p)*                             Sasser Employment Agreement             Incorporated herein by reference to
                                                                           Exhibit 10(b) to Registrant's Quarterly
                                                                           Report on Form 10-Q for the fiscal
                                                                           quarter ended March 31, 1996 (File No.
                                                                           0-19024)

10(q)*                             Amendment to Sasser Employment          Incorporated herein by reference to
                                   Agreement                               Exhibit 10(p) to Registrant's Annual
                                                                           Report on Form 10-K for the fiscal year
                                                                           ended June 30, 1999 (File No. 0-19024)

10(r)*                             Second Amendment to Sasser Employment   Incorporated herein by reference to
                                   Agreement                               Exhibit 10(q) to Registrant's Annual
                                                                           Report on Form 10-K for the fiscal year
                                                                           ended June 30, 1999 (File No. 0-19024)

10(s)*                             Stock Option Agreement between the      Incorporated herein by reference to
                                   Registrant and Stephen A. Sasser        Exhibit 10(c) to Registrant's Quarterly
                                   dated January 17, 1996                  Report on Form 10-Q for the fiscal
                                                                           quarter ended March 31, 1996 (File No.
                                                                           0-19024)

10(t)                              Employee Stock Purchase Plan, as        Incorporated herein by reference to
                                   approved on July 8, 1996 and as         Exhibit 10(a)(a) to Registrant's Annual
                                   amended on November 11, 1998            Report on Form 10-K for the fiscal year
                                                                           ended June 30, 2000 (File No. 0-19024)

10(u)                              Loan and Security Agreement, by and     Filed herein
                                   among the Registrant, Frontstep
                                   Solutions Group, Inc., brightwhite
                                   solutions, inc. and Frontstep Canada,
                                   Inc., as Borrowers, and the Lenders
                                   signatory thereto, as Lenders, and
                                   Foothill Capital Corporation, as
                                   Arranger and Administrative Agent

10(v)                              Common Share Purchase Warrant, dated    Filed herein at Exhibit 4(g)
                                   July 17, 2001, issued to Foothill
                                   Capital Corporation

10(w)                              Registration Rights Agreement, dated    Filed herein at Exhibit 4(h)
                                   July 17, 2001, by and between the
                                   Registrant and Foothill Capital
                                   Corporation


10(x)                              Pledge and Security Agreement           Filed herein
                                   (Foreign), dated July 17, 2001, made
                                   by the Registrant and Frontstep
                                   Solutions Group, Inc., in favor of
                                   Foothill Capital Corporation, as
                                   agent for certain Lenders

10(y)                              Pledge and Security Agreement           Filed herein
                                   (Domestic), dated July 17, 2001, made
                                   by the Registrant and Frontstep
                                   Solutions Group, Inc., in favor of
                                   Foothill Capital Corporation, as
                                   agent for certain Lenders

10(z)                              Copyright Security Agreement, dated     Filed herein
                                   July 17, 2000, made by the
                                   Registrant, Frontstep Solutions
                                   Group, Inc. and brightwhite
                                   solutions, inc., in favor of Foothill
                                   Capital Corporation, as agent for
                                   certain Lenders

10(a)(a)                           Trademark Security Agreement, dated     Filed herein
                                   July 17, 2001, made by the
                                   Registrant, Frontstep Solutions
                                   Group, Inc., and brightwighte
                                   solutions, inc., in favor of Foothill
                                   Capital Corporation, as agent for
                                   certain Lenders

10(a)(b)                           Intercompany Subordination Agreement,   Filed herein
                                   dated July 17, 2001, made among the
                                   Registrant, Frontstep Solutions
                                   Group, Inc., brightwhite solutions,
                                   inc., Frontstep Canada, Inc., and
                                   other future obligors, and Foothill
                                   Capital Corporation, as agent for
                                   certain Lenders

10(a)(c)                           Securities Purchase Agreement,          Incorporated herein by reference to
                                   dated as of May 10, 2000, between       Exhibit 10(a) to Registrant's Quarterly
                                   the Registrant and the Investors        Report on Form 10-Q for the fiscal
                                   identified therein                      quarter ended March 31, 2000 (File No.
                                                                           0-19024)

10(a)(d)                           Investor Rights Agreement, dated        Incorporated herein by reference to
                                   as of May 10, 2000, among the           Exhibit 4(c) to Registrant's Quarterly
                                   Registrant, the Investors               Report on Form 10-Q for the fiscal
                                   identified therein and Lawrence         quarter ended March 31, 2000 (File No.
                                   J. Fox                                  0-19024)


10(a)(e)                           Amendment to Investor Rights            Incorporated herein by reference to
                                   Agreement                               Exhibit 4(c) to Registrant's Current
                                                                           Report on Form 8-K, as filed with the
                                                                           Securities and Exchange Commission on
                                                                           August 30, 2000 (File No. 0-19024)

10(a)(f)                           Warrant for the Purchase of             Filed herein at Exhibit 4(e)
                                   Shares of Common Stock of the
                                   Registrant issued to Morgan
                                   Stanley Dean Witter Venture
                                   Partners IV, L.P. and Exhibit A,
                                   identifying other identical
                                   warrants issued to the Investors
                                   identified on Exhibit A, for the
                                   number of common shares
                                   identified on Exhibit A, on the
                                   dates indicated

10(a)(g)                           Assignment and Assumption Agreement,    Incorporated herein by reference to
                                   by and between Morgan Stanley Dean      Exhibit 4(g) to Registrant's Quarterly
                                   Witter Equity Funding, Inc. and the     Report on Form 10-Q for the fiscal
                                   Originators Investment Plan, L.P.,      quarter ended December 31, 2000 (File No.
                                   dated November 24, 2000                 0-19024)

21                                 Subsidiaries of the Registrant          Filed herein

23                                 Consent of Independent Auditors         Filed herein

24                                 Powers of Attorney                      Filed herein


----------
*Indicates management contracts or compensatory plans or arrangements that are required to be filed as an exhibit to this Annual Report on Form 10-K for the fiscal year ended June 30, 2001