Form 10-Q
period 2001-09-30
FRONTSTEP INC
filed 2001-11-14
CIK 872443

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                 NOT APPLICABLE.
              (Former name, former address and former fiscal year,
                         if changed since last report)

                               -------------------



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                             ---
     As of November 7, 2001, 7,568,218 shares of the issuer's common stock, without par value, were outstanding.

================================================================================

                        FRONTSTEP, INC. AND SUBSIDIARIES

                                      INDEX

PART I.       FINANCIAL INFORMATION                                                                         PAGE

Item 1.       Financial Statements

              Consolidated Balance Sheets as of September 30, 2001 (unaudited) and June 30, 2001...............3

              Consolidated Statements of Operations (unaudited) for the Three Months Ended
              September 30, 2001 and 2000......................................................................4

              Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended
              September 30, 2001 and 2000......................................................................5

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


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings...............................................................................15

Item 2.       Changes in Securities and Use of Proceeds.......................................................15

Item 3.       Defaults Upon Senior Securities.................................................................15

Item 4.       Submission of Matters to a Vote of Security Holders.............................................15

Item 5.       Other Information...............................................................................15

Item 6.       Exhibits and Reports on Form 8-K................................................................15

SIGNATURES    ................................................................................................16

EXHIBIT INDEX ................................................................................................17


                         PART I. - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                                 FRONTSTEP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                                                     SEPTEMBER 30,      JUNE 30,
                                                                                          2001            2001
                                                                                    -----------------  ------------
                                                                                      (UNAUDITED)
                                      ASSETS
Current assets:
   Cash and cash equivalents                                                            $   3,493         $  1,512
   Trade accounts receivable, net                                                          30,845           31,446
   Prepaid expenses                                                                         4,135            3,756
   Income taxes receivable                                                                     10               47
   Deferred income taxes                                                                    1,907            2,026
   Inventories                                                                                740              738
   Other current assets                                                                       310              979
                                                                                      ------------     ------------
                                                                                           41,440           40,504
Capitalized software, net                                                                  15,233           15,094
Goodwill, net                                                                               7,911            7,911
Property and equipment, net                                                                 6,882            7,646
Other assets                                                                                1,244            1,438
                                                                                      ------------     ------------
Total assets                                                                             $ 72,710          $72,593
                                                                                      ============     ============
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                                 $ 11,420          $15,610
   Deferred revenue                                                                        17,052           19,067
   Current portion of long-term obligations                                                 6,106            1,967
                                                                                      ------------     ------------
                                                                                           34,578           36,644
Noncurrent liabilities:
   Long-term debt                                                                           9,208            8,337
   Deferred income taxes                                                                    2,643            2,891
   Other                                                                                      381              405
                                                                                      ------------     ------------
                                                                                           12,232           11,633
Minority interest                                                                           2,105            2,102
Shareholders' equity:
   Series A Convertible Participating Preferred Stock, no par value; 1,000,000 shares authorized; 566,933 shares issued and outstanding at September 30,
     2001 and June 30, 2001; liquidation preference $13,606                                10,865           10,865
   Common stock; no par value; 20,000,000 shares authorized; 7,872,418 shares issued at September 30, 2001 and June 30, 2001, at stated capital amounts of
     $0.01 per share                                                                           79               79
   Additional paid-in capital                                                              38,746           37,470
   Treasury stock, at cost; 304,200 shares                                                 (1,320)          (1,320)
   Retained deficit                                                                       (21,418)         (21,562)
   Accumulated other comprehensive loss                                                    (3,157)          (3,318)
                                                                                      ------------     ------------
                                                                                           23,795           22,214
                                                                                      ------------     ------------
Total liabilities and shareholders' equity                                               $ 72,710          $72,593
                                                                                      ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                                 FRONTSTEP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                            THREE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                         --------------------------
                                                                                            2001          2000
                                                                                         ------------  ------------
                                                                                                (UNAUDITED)
Revenue:
   License fees                                                                             $  9,329       $11,881
   Service, maintenance and support                                                           15,589        16,152
                                                                                         ------------  ------------
     Total revenue                                                                            24,918        28,033

Cost of revenue:
   License fees                                                                                4,250         4,445
   Service, maintenance and support                                                            6,926         9,842
                                                                                         ------------  ------------
     Total cost of revenue                                                                    11,176        14,287
                                                                                         ------------  ------------
Gross margin                                                                                  13,742        13,746

Operating expenses:
   Selling, general and administrative                                                        10,823        12,263
   Research and development                                                                    1,691         3,718
   Amortization of acquired intangibles                                                          530           837
   Restructuring and other charges                                                                 -         2,163
                                                                                         ------------  ------------
     Total operating expenses                                                                 13,044        18,981
                                                                                         ------------  ------------
Operating income (loss)                                                                          698        (5,235)
Other income (expense), net                                                                     (528)           73
                                                                                         ------------  ------------
Income (loss) before income taxes                                                                170        (5,162)
Provision for (benefit from) income taxes                                                         26        (1,613)
                                                                                         ------------  ------------
Net income (loss)                                                                          $     144      $ (3,549)
                                                                                         ============  ============
Net income (loss) per common share:
   Basic                                                                                  $    0.02      $   (0.47)
                                                                                         ============  ============
   Diluted                                                                                $    0.02      $   (0.47)
                                                                                         ============  ============
Shares used in computing per share amounts:
   Basic                                                                                       7,568         7,504
   Diluted                                                                                     7,661         7,504


The accompanying notes are an integral part of these consolidated financial statements.

                                 FRONTSTEP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                         --------------------------
                                                                                             2001          2000
                                                                                         ------------  ------------
                                                                                                (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                                          $     144     $  (3,549)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation                                                                                854         1,081
     Amortization                                                                              1,608         1,925
     Restructuring and other charges                                                              --         2,163
     Deferred income taxes                                                                      (154)         (716)
     Changes in operating assets and liabilities, net of restructuring and other charges:
       Accounts receivable                                                                       670        (1,647)
       Prepaid expenses and other assets                                                         294        (1,744)
       Accounts payable and accrued expenses                                                  (4,207)       (2,864)
       Deferred revenue                                                                       (2,085)       (1,111)
       Income taxes payable/receivable                                                           269           (14)
                                                                                         -----------   -----------
Net cash used in operating activities                                                         (2,607)       (6,476)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                              (73)       (1,095)
Additions to capitalized software                                                             (1,575)       (1,395)
                                                                                         -----------   -----------
Net cash used in investing activities                                                         (1,648)       (2,490)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                                                       --             8
Proceeds from long-term obligations                                                           21,548         3,814
Payments on long-term obligations                                                            (15,617)       (2,660)
                                                                                         -----------   -----------
Net cash provided by financing activities                                                      5,931         1,162
Effect of exchange rate changes on cash                                                          305            99
                                                                                         -----------   -----------
Net increase (decrease) in cash and cash equivalents                                           1,981        (7,705)
Cash and cash equivalents at beginning of period                                               1,512        11,868
                                                                                         -----------   -----------
Cash and cash equivalents at end of period                                                $    3,493      $  4,163
                                                                                         ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                 FRONTSTEP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (unaudited)

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

      Founded in 1979, Frontstep is headquartered in Columbus, Ohio. The Company has more than 4,400 customers that it serves from 28 sales and service offices in North America, Europe and the Pacific Rim, as well as through independent software and support business partners worldwide.

      The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended September 30, 2001 and 2000, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2001 ("Annual Report"). The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for a full year.

      Comprehensive Income. The only item in addition to net income that is included in comprehensive income is the foreign currency translation adjustment. Comprehensive income (loss) for the three months ended September 30, 2001 and 2000 is as follows (in thousands):

                                                                               THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                             -----------------------
                                                                               2001           2000
                                                                             --------       --------
     Net income (loss)                                                           $144       $(3,549)
     Foreign currency translation adjustment                                      161          (368)
                                                                             --------       -------
     Comprehensive income (loss)                                                 $305       $(3,917)
                                                                             ========       =======


      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 - LONG-TERM DEBT

      In July 2001, the Company executed a new credit facility with Foothill Capital Corporation (the "Credit Facility"). The Credit Facility includes a $15,000,000, three-year term note and a $10,000,000 revolving credit facility. Availability under the Credit Facility is based on and secured by qualifying accounts receivable originating within the United States and Canada. The revolving credit facility bears interest either at the Federal Funds rate plus 1.5%, or at the Eurodollar market rate plus 3.0%. The term note bears interest at the rate of 10.5% plus 1.5% per annum added to principal. The term note is payable in monthly installments commencing October 1, 2001. The Credit Facility is subject to customary terms and conditions and includes financial covenants for maintenance of a minimum tangible net worth, a minimum level of earnings before interest, taxes, depreciation and amortization ("EBITDA") and a maximum ratio of debt to EBITDA. The proceeds from the Credit Facility were used to repay, in full, the Company's revolving credit facility with PNC Bank, National Association. As of September 30, 2001, current and long-term debt included $13,830,000 outstanding on the term note and $378,000 drawn on the revolving credit facility.

      On November 9, 2001, the Company and Foothill Capital Corporation amended the Credit Facility to modify all financial covenants to give account to current global economic conditions. The modification of the financial covenants was effective commencing September 29, 2001. The amendment also modified the term note structure through January 15, 2002 to allow for increased borrowing capacity during that period.

      In connection with the Credit Facility, the Company issued to Foothill Capital Corporation a warrant to purchase 550,000 common shares of the Company with an exercise price per share based on the current market price per share of the Company's common shares as of the closing date for the transaction (which was $3.36 per share). The warrant expires in July 2006 and is subject to certain anti-dilution provisions as described in the warrant. The relative fair value of the warrant ($1,276,000) has been recorded as a debt discount and is being amortized as interest expense over the three-year term of the Credit Facility. As of September 30, 2001, the unamortized balance of the debt discount was $1,170,000.

      In connection with the issuance of the warrant to Foothill Capital Corporation in July, 2001 as discussed above, the exercise price of the outstanding warrants to purchase 453,546 common shares of the Company related to the private placement of preferred shares of the Company in fiscal 2000 was reduced from $15.00 per share to $3.36 per share pursuant to the terms of the warrants. No amount was recorded in the Company's financial statements as a result of this transaction since the original contractual terms of the warrant remain unchanged.

NOTE 3 - RESTRUCTURING AND OTHER CHARGES

      Fiscal 2001 Restructuring. In April 2001, the Company announced a broad restructuring plan to reduce operating costs by reducing its worldwide workforce by approximately 20%; discontinuing certain product development and other non-essential activities, including terminating activities related to its SyteCentre product and exiting certain license agreements; and closing certain office facilities in Arizona, California, Canada and Asia. In relation to this restructuring plan, the Company also wrote-off certain accounts receivable and other non-performing assets. The accounts receivable writedowns were recorded to reflect accounts deemed to be uncollectible due to economic and other situations that occurred subsequent to the recording of the sales related to those receivables.

      As a result of this restructuring plan, the Company recorded pre-tax restructuring and other charges of $8,493,000 and $4,500,000 in the three months ended March 31, 2001 and June 30, 2001, respectively. The aggregate restructuring and other charges of $12,993,000 is comprised of $2,182,000 in employee separation costs, $1,978,000 in exit costs for contract terminations, $6,840,000 in accounts receivable writedowns and $1,993,000 of product asset writedowns.

      The following table displays a rollforward of the accruals established for the restructuring and other charges from June 30, 2001 to September 30, 2001 (in thousands):

                                                               ACCRUAL AT     AMOUNTS        ACCRUAL AT
                                                                JUNE 30,      USED IN      SEPTEMBER 30,
                                                                  2001      FISCAL 2002         2001
                                                              ------------- ------------- -----------------
           Employee separation costs                             $   412         $ 400         $    12
           Exit costs                                              1,658           359           1,299
                                                              ------------- --------------  -------------
           Total                                                 $ 2,070         $ 759         $ 1,311
                                                              ============= ==============  =============

      The amounts used of $759,000 reflects cash payments. The remaining accrual of $1,311,000, which is included in accounts payable and accrued expenses in the Consolidated Balance Sheets, represents cash payments expected to be completed during the current year ended June 30, 2002.

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

      The non-recurring charge of $2,163,000 incurred in the three months ended September 30, 2000 primarily related to severance payments made to employees associated with the discontinued operations discussed above. All severance payments were paid during the year ended June 30, 2001 and no accruals remain for these costs as of September 30, 2001.

NOTE 4 - EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                      THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                 ---------------------------
                                                                                     2001         2000
                                                                                 ---------------------------
       Numerator for basic and diluted income
          (loss) per share - net income (loss)                                      $   144     $  (3,549)
                                                                                 ============= =============
       Denominator for basic income (loss) per
          share - weighted average common shares
          outstanding                                                                 7,568         7,504
          Effect of dilutive warrants                                                    93             -
                                                                                 ------------- -------------
       Denominator for diluted income (loss) per
          share - adjusted weighted average common
          shares and assumed conversions                                              7,661         7,504
                                                                                 ============= =============
       Basic net income (loss) per share                                            $   0.02     $   (0.47)
                                                                                 ============= =============
       Diluted net income (loss) per share                                          $   0.02     $   (0.47)
                                                                                 ============= =============


      During the three months ended September 30, 2001, 1,983,404 shares related to employee stock options were outstanding, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be antidilutive.

      During the three months ended September 30, 2000, common share equivalents related to warrants and employee stock options were outstanding, but were not included in the computation of diluted net income per share because the Company reported a net loss for the period and, therefore, the effect would be antidilutive.

NOTE 5 - INTANGIBLE ASSETS

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company has adopted the provisions of SFAS No. 142 effective on July 1, 2001.

      As of September 30, 2001, the Company had unamortized intangible assets consisting only of goodwill of $7,911,000. The Company's amortizable intangible assets include only purchased software. The gross carrying amount of purchased software as of September 30, 2001 was $2,696,000 and accumulated amortization of purchased software was $1,851,000. In accordance with the provisions of SFAS No. 142, the Company performed the appropriate transitional impairment tests related to its stated goodwill and determined that there is no transitional impairment loss as of July 1, 2001. Also in accordance with the provisions of SFAS No. 142, the Company reassessed the useful lives of all purchased software and determined that no adjustments were necessary.

      The following table illustrates what reported net income (loss) and net income (loss) per share would have been in the periods presented exclusive of amortization expense recognized in those periods related to goodwill (in thousands, except per share data):

                                                                                       THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                  ---------------------------
                                                                                      2001          2000
                                                                                  ------------- -------------
       Net income (loss)                                                              $  144      $ (3,549)
       Goodwill amortization, net of tax                                                   -           198
                                                                                  ------------- -------------
       Adjusted net income (loss)                                                     $  144      $ (3,351)
                                                                                  ============= =============
       Basic and diluted net income (loss) per share:
          Net income (loss)                                                          $   0.02     $   (0.47)
          Goodwill amortization, net of tax                                                -           0.02
                                                                                  ------------- -------------
          Adjusted net income (loss)                                                 $   0.02     $   (0.45)
                                                                                  ============= =============

NOTE 6 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

      The Company designs, develops, markets and supports business software and services for mid-sized manufacturing, distribution and other companies, including business units of larger companies. The Company operates exclusively in this market and, therefore, only reports on one primary segment.

      Summarized financial information attributable to each of the Company's geographic areas is shown in the following table (in thousands):

                                                                        NORTH                        ASIA/
                                                                       AMERICA        EUROPE        PACIFIC
                                                                       -------        ------        -------
      THREE MONTHS ENDED SEPTEMBER 30, 2001
      Total revenue                                                    $18,740        $3,553        $2,625
      Operating income before amortization of intangibles                  943           195            90
      Operating income                                                     509            99            90

      THREE MONTHS ENDED SEPTEMBER 30, 2000
      Total revenue                                                    $21,606        $3,308        $3,119
      Operating income (loss) before amortization of intangibles
         and special charges                                            (2,327)          125           (33)
      Operating income (loss)                                           (5,190)            5           (50)


NOTE 7 - SUBSEQUENT EVENTS

      On October 30, 2001, the Company offered the participants of its Non-Qualified Stock Option Plan for Key Employees and its 1999 Non-Qualified Stock Option Plan for Key Employees (collectively, "the Plans") the opportunity to participate in a voluntary stock option exchange program. The program generally allows a participant to return options currently held to the Company in exchange for new options to be granted at a future date which is at least six months and one day after the date of cancellation of the old options by the Company. As of the date of the offer, options to purchase 1,586,054 shares of the Company were outstanding pursuant to the Plans. The offer is expected to expire on November 30, 2001, subject to extension by the Company. New options are expected to be issued for exchanged options on or about June 2, 2002 with an exercise price per share equal to the market price per share of the Company's common shares on the date of grant. The new options will have other terms and conditions substantially the same as the old options. The exchange program is not expected to result in any additional compensation charges or variable plan accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current beliefs, plans, objectives and expectations of the Company's management. The words "expect," "anticipate," "intend," "plan," "believe," "estimate," "would" and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Such risks and uncertainties are set forth herein and in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors set forth in each of the Company's reports or documents filed from time to time with the Securities and Exchange Commission.

      The following information should be read in conjunction with the unaudited Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q. The following information should also be read in conjunction with the Company's audited Consolidated Financial Statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended June 30, 2001, as contained in the Annual Report.

OVERVIEW

      The Company is a leading provider of integrated ERP software and services for mid-market manufacturing and distribution companies and business units of larger companies.

      Current Financial Results and Events. After nearly two years of difficult economic and market conditions, during which the Company undertook to significantly enhance its product capabilities, the Company reported positive financial results for the quarter ended September 30, 2001 (the "current fiscal quarter" or "fiscal 2002 quarter"). Throughout the quarter, the Company believed that it was on track to become profitable and to maintain a positive cash flow primarily as a result of the cost savings achieved from the restructuring program initiated in April 2001 as discussed below. The Company reported operating income of $0.7 million and net income of $0.1 million for the current fiscal quarter.

      On September 11, 2001, the United States was violently attacked by terrorists. The widespread uncertainty related to the events of September 11, 2001 and the ensuing war against terrorism waged by the United States and its allies appears to have caused our customers and potential customers to elect to defer their buying decisions, particularly near the end of the current fiscal quarter. In spite of these tragic events, the Company believes it was able to achieve positive results in the current fiscal quarter primarily due to the cost reductions initiated and the careful management of the Company's costs since that time.

      In the months that have followed since this event, there have been significant indications of a broad and possibly lasting impact of this event on our economy and the economy of other countries around the world. Although there are many indications that the country has already entered into a recession, it is not yet clear whether a recession or further slowdown of the economy will occur. Further economic slowdown and lessening of demand or a continuation of the uncertainty created by the war against terrorism could have a negative impact on the Company.

      Prior Financial Results and Events. Since the second quarter of fiscal 2000, the Company has experienced changing market conditions resulting from a recession in many manufacturing industries and a lessening of demand for ERP systems. Well before these market changes began to affect results of operations, the Company began to enhance its product offerings beyond traditional ERP systems to participate in higher growth market segments. These enhancements include a comprehensive suite of integrated software and services that (1) support the management and resources of an enterprise, (2) support customer relationship management and other front office business activities and (3) support an enterprise's supply chain management activities.

      While the enterprise applications software industry has generally been experiencing weak demand and fluctuating economic conditions for software spending since early in 1999, the Company did experience significantly improved license fees revenues and heightened demand for its products in the December 2000 quarter. This increase in revenues and heightened overall demand led the Company to believe that its strategy would lead it to more successful financial results, with improvements each quarter over comparable periods in the prior year. However, in the latter portion of the March 2001 quarter, customers and potential customers appeared to react to the slowing economy by electing to defer their buying decisions. As a result, the Company, the information technology industry in general and many other enterprise software providers experienced significant shortfalls in revenue levels and incurred net losses for the March and June 2001 quarters as compared to an expectation of continued improvements as were demonstrated in the December 2000 quarter.

      Consequently, in April 2001, the Company initiated a broad restructuring program in order to reduce operating costs. The Company's worldwide workforce was reduced by approximately 20%, certain product development and other non-essential activities were discontinued and certain offices around the world were closed. In the March and June 2001 quarters, the Company recorded an aggregate of approximately $13.0 million, pre-tax, in related restructuring charges and write-downs of related product assets and accounts receivable.

      In July 2000, the Company made several structural changes to discontinue certain business operations, write off non-performing assets and to restructure the Company to better focus on its core business strategy. In connection with these changes, the Company recorded a $3.0 million, pre-tax, non-recurring charge in the June 2000 quarter and an additional $2.2 million, pre-tax, non-recurring charge in the September 2000 quarter.

GENERAL

      The Company's total revenue is derived primarily from licensing software, providing related services, including installation, implementation, training, consulting and systems integration and providing maintenance and support on an annual basis. Revenue is accounted for in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended and interpreted from time to time. License fees revenue is generally recognized when the software product is shipped. Services revenue is recognized as the services are performed and revenues from maintenance agreements are billed periodically, deferred and recognized straight-line over the term of the agreements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED
   SEPTEMBER 30, 2000

      Revenue. Total revenue decreased $3.1 million, or 11.1%, to $24.9 million in the current fiscal quarter from $28.0 million in the three months ended September 30, 2000 (the "prior year fiscal quarter" or "fiscal 2001 quarter"). The total revenue mix is shown in the table below (in thousands, except percentage data):

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                              ---------------------------------------------
                                                                      2001                    2000
                                                              ---------------------   ---------------------
             License fees revenue                                 $9,329     37.4%       $11,881     42.4%
             Service, maintenance and support revenue             15,589     62.6%        16,152     57.6%
                                                              ---------------------   ---------------------
                 Total revenue                                   $24,918    100.0%       $28,033    100.0%
                                                              =====================   =====================

      License fees revenue decreased 21.5% in the fiscal 2002 quarter from the fiscal 2001 quarter. The Company believes that the decrease in license fees revenue in the fiscal 2002 quarter is due to the current economic climate that is causing the Company's customers and potential customers to defer their buying decisions related to large capital investments, particularly information technology investments. The Company expects that license fees revenues will remain stable in the short-term but will not begin to significantly grow again until the current economic climate improves and demand for our product improves as a result.

      Service, maintenance and support revenue decreased 3.5% in the fiscal 2002 quarter from the fiscal 2001 quarter. The decrease is primarily the result of a decrease in service revenues resulting from the sluggish license fees revenue experienced by the Company in the last few quarters. Service revenues in particular are directly dependent on new license purchases by new and existing customers. Maintenance and support contracts and the related revenue from these contracts have been steadily improving over the last few years as the base of customers under such programs has continued to grow.

      Cost of Revenue. Total cost of revenue as a percentage of total revenue decreased to 44.9% for the fiscal 2002 quarter from 51.0% for the fiscal 2001 quarter.

      Cost of license fees revenue decreased $0.2 million, or 4.4%, to $4.3 million in the fiscal 2002 quarter from $4.4 million in the fiscal 2001 quarter and as a percentage of license fees revenue, increased to 45.6% in the fiscal 2002 quarter from 37.4% in the fiscal 2001 quarter. The percentage increase is primarily attributable to lower license fees revenue affecting certain fixed and related costs, an increase in the number of third party product vendors included in the Company's expanded product offerings and discounting as a result of weakened demand.

      Cost of service, maintenance and support revenue decreased $2.9 million, or 29.6%, to $6.9 million in the fiscal 2002 quarter from $9.8 million in the fiscal 2001 quarter and as a percentage of service, maintenance and support revenue, decreased to 44.4% in the fiscal 2002 quarter from 60.9% in the fiscal 2001 quarter. The decrease in cost is attributable to a decline in service revenue as compared to the year earlier period. The percentage decrease is primarily due to improvements in gross margin for maintenance and support and services as a result of the cost management efforts of the Company since the April 2001 restructuring and continued growth of maintenance and support revenues which have higher margins than services revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.4 million, or 11.7%, to $10.8 million in the fiscal 2002 quarter from $12.3 million in the fiscal 2001 quarter. Such expenses as a percentage of total revenue remained relatively constant: 43.4% in the fiscal 2002 quarter and 43.7% in the fiscal 2001 quarter. The decrease in costs is attributable to the restructuring that was undertaken during the June 2001 quarter. The Company expects that these costs will decrease as a percentage of total revenue when total revenue increases since many of these costs are fixed in nature.

      Research and Development. Total research and development costs, including amounts capitalized, decreased $1.8 million or 36.1%, to $3.3 million for the fiscal 2002 quarter from $5.1 million for the fiscal 2001 quarter and decreased as a percentage of total revenue to 13.1% in the fiscal 2002 quarter from 18.2% in the fiscal 2001 quarter. Although total research and development spending decreased from the fiscal 2001 quarter, the Company is continuing to spend a substantial portion of total revenue on development of future releases of the Company's ERP software and development of its expanded product offerings and product capabilities. The Company believes that these investments are critical to the success and market acceptance of its new product offerings and total suite of integrated collaborative business systems.

      The Company capitalized research and development costs of $1.6 million during the fiscal 2002 quarter and $1.4 million during the fiscal 2001 quarter.

      Restructuring and Other Charges. The restructuring program undertaken by the Company in July 2000 and its related costs recorded are discussed above.

      Provision for (Benefit from) Income Taxes. The provision for (benefit from) income taxes for the fiscal 2002 and 2001 quarters reflects an effective tax rate of 15% and (31)%, respectively. The effective tax rate in both periods differs from the expected corporate tax rate primarily due to valuation allowances recorded against deferred tax assets related to net operating losses incurred domestically, foreign losses incurred in countries where no tax benefits will be received for the losses, the non-deductibility of the amortization of certain intangibles and the application of prior net operating losses carried forward to offset current pre-tax income.

QUARTERLY RESULTS

      The Company's results of operations have fluctuated on a quarterly basis. The Company's expenses, with the principal exception of sales commissions and certain components of cost of revenue, are generally fixed and do not vary with revenue. As a result, any shortfall of actual revenue in a given quarter would adversely affect net earnings for that quarter.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2001, the Company had cash and cash equivalents of $3.5 million and working capital of $6.9 million. During the current fiscal quarter, the Company used $2.6 million of cash for operating activities, including the restructuring and other charges described above. The Company purchased $0.1 million of property and equipment and used $1.6 million in relation to capitalized software. Cash was also used for the payment of $0.6 million on certain debt payments relating to previous acquisitions. Net borrowings on the term note and revolving credit facility under the Credit Facility as of September 30, 2001 were $13.8 million and $0.4 million, respectively

      In July 2001, the Company executed a new credit facility with Foothill Capital Corporation (the "Credit Facility"). The Credit Facility includes a $15.0 million, three-year term note and a $10.0 million revolving credit facility. Availability under the Credit Facility is based on and secured by qualifying accounts receivable originating within the United States and Canada. The revolving credit facility bears interest either at the Federal Funds rate plus 1.5%, or at the Eurodollar market rate plus 3.0%. The term note bears interest at the rate of 10.5% plus 1.5% per annum added to principal. The term note is payable in monthly installments commencing October 1, 2001. The Credit Facility is subject to customary terms and conditions and includes financial covenants for maintenance of a minimum tangible net worth, a minimum level of earnings before interest, taxes, depreciation and amortization and a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization. The proceeds from the Credit Facility were used to repay, in full, the Company's revolving credit facility with PNC Bank, National Association.

      On November 9, 2001, the Company and Foothill Capital Corporation amended the Credit Facility to modify all financial covenants to give account to current global economic conditions. The modification of the financial covenants was effective commencing September 29, 2001. The amendment also modified the term note structure through January 15, 2002 to allow for increased borrowing capacity during that period.

      In connection with the Credit Facility, the Company issued to Foothill Capital Corporation a warrant to purchase 550,000 common shares of the Company with an exercise price per share based on the current market price per share of the Company's common shares as of the closing date for the transaction (which was $3.36 per share). The warrant expires in July 2006 and is subject to certain anti-dilution provisions as described in the warrant.

      The Company anticipates that cash on hand, cash flow from operations and available borrowings from the Credit Facility, as amended, will be sufficient to satisfy expected cash needs for the next 12 months.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Foreign Exchange. Frontstep's revenues originating outside of North America were 25% and 23% of total revenue for the current and prior year fiscal quarters, respectively. By geographic region, revenues originating in Europe were 14% and 12% of total revenue for the current and prior year fiscal quarters, respectively. Revenues originating in Asia Pacific were 11% of total revenue for both the current and prior year fiscal quarters. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

      The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs of software, including certain development costs, incurred in the United States are charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which the Company conducts its operations as compared to the U.S. dollar and future operating results will be affected by gains and losses from foreign currency exposure. The Company does not currently hedge against losses arising from its foreign currency exposure. The Company has considered the potential impact of a 10% adverse change in foreign exchange rates and it believes that such a change would not have a material impact on financial results or financial condition in the coming fiscal year.

      Interest Rates. The Company invests its surplus cash in financial instruments such as short-term marketable securities and interest-bearing time deposits. The Company also incurs interest at variable rates, dependent upon the prime rate or LIBOR rate that may be in effect from time to time. The Company has considered the potential impact of an adverse change in interest rates of one hundred basis points and it believes that such a change would not have a material impact on financial results or financial condition in the coming fiscal year.

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

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

      In July 2001, the Company entered into a new credit facility arrangement with Foothill Capital Corporation. In connection with the new credit facility arrangement, the Company issued to Foothill Capital Corporation a warrant to purchase 550,000 common shares at an initial exercise price of $3.36 per share, which was the average of the closing bid price for common shares of the Company for the 10 trading days immediately preceding the closing date for the new credit facility. The exercise price of the warrant and the number of common shares issuable upon exercise of the warrant are subject to adjustments from time to time under the anti-dilution provisions contained in the warrant. The warrant expires in July 2006 and is exercisable at any time prior to its expiration. The warrant was issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933 (the "Act") and Rule 506 promulgated under the Act. As required by the Company's agreement with Foothill Capital Corporation, the Company has filed with the Securities and Exchange Commission (the "Commission") a registration statement on Form S-3 to register 687,500 common shares of the Company for possible issuance upon exercise of the warrant. The registration statement has not been declared effective by the Commission as of the date hereof.

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

                                FRONTSTEP, INC.

Dated:  November 12, 2001       By:     /s/ Daniel P. Buettin
        -----------------       ------------------------------------------------
                                        Daniel P. Buettin
                                        Vice President, Finance, Chief Financial
                                        Officer and Secretary
                                       (on behalf of the Registrant and as
                                        Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit No.             Description                                     Page
-----------             -----------                                     ----

3(a)(1)                 Amended   Articles  of   Incorporation  of      Incorporated   herein   by   reference   to
                        Frontstep,  Inc.  (f/k/a  "Symix  Systems,      Exhibit 3(a)(1) to the Registrant's  Annual
                        Inc.") (the  "Company") (as filed with the      Report  on Form  10-K for the  fiscal  year
                        Ohio  Secretary  of State  on  February 8,      ended June 30, 1997 (File No. 0-19024)
                        1991)

3(a)(2)                 Certificate of Amendment to the Amended         Incorporated herein by reference to Exhibit 3(a)(2)
                        Articles of Incorporation of the Company        to the Registrant's Annual Report on Form 10-K
                        (as filed with the Ohio Secretary of            for the fiscal year ended June 30, 1997
                        State on July 16, 1996)                         (File No. 0-19024)

3(a)(3)                 Certificate of Amendment to the Amended         Incorporated   herein   by   reference  to
                        Articles of Incorporation, as amended of        Exhibit 3(a)(3) to the Registrant's Quarterly
                        the Company (as filed with the Ohio             Report on Form 10-Q for the fiscal quarter ended
                        Secretary of State on May 10, 2000)             March 31, 2000 (File No. 0-19024)

3(a)(4)                 Certificate of Amendment to the Amended         Incorporated   herein   by   reference   to
                        Articles of Incorporation, as amended of        Exhibit 3(a)(4) to the Registrant's Quarterly
                        the Company (as filed with the Ohio             Report on Form 10-Q for the fiscal quarter ended
                        Secretary of State on November 8, 2000)         September 30, 2000 (File No. 0-19024)

3(a)(5)                 Amended  Articles  of  Incorporation,   as      Incorporated   herein   by   reference   to
                        amended   of   the   Company   (reflecting      Exhibit   3(a)(5)   to   the   Registrant's
                        amendments  through  November  8, 2000 for      Quarterly  Report  on  Form  10-Q  for  the
                        purposes  of   Securities   and   Exchange      fiscal  quarter  ended  September  30, 2000
                        Commission reporting compliance only)           (File No. 0-19024)

3(b)                    Amended Regulations of the Company              Incorporated   herein   by   reference   to
                                                                        Exhibit    3(b)    to   the    Registrant's
                                                                        Registration  Statement  on  Form  S-1,  as
                                                                        filed  with  the  Securities  and  Exchange
                                                                        Commission    on    February    12,    1991
                                                                        (Registration No. 33-38878)

4(a)(1)                 Amended  Articles of  Incorporation of the      Incorporated   herein   by   reference   to
                        Company (as filed with the Ohio Secretary       Exhibit 3(a)(1) to the Registrant's  Annual
                        of State on February 8, 1991)                   Report  on Form  10-K for the  fiscal  year
                                                                        ended June 30, 1997 (File No. 0-19024)

4(a)(2)                 Certificate of Amendment to the Amended         Incorporated   herein   by   reference   to
                        Articles of Incorporation of the Company        Exhibit 3(a)(2) to the Registrant's Annual
                        (as filed with the Ohio Secretary of            Report on Form 10-K for the fiscal year ended
                        State on July 16, 1996)                         June 30, 1997 (File No. 0-19024)

4(a)(3)                 Certificate of Amendment to the Amended         Incorporated   herein   by   reference   to
                        Articles of Incorporation, as amended of        Exhibit 3(a)(3) to the Registrant's Quarterly
                        the Company (as filed with the Ohio             Report on Form 10-Q for the fiscal quarter ended
                        Secretary of State on May 10, 2000)             March 31, 2000 (File No. 0-19024)

Exhibit No.             Description                                     Page
----------              -----------                                     ----
4(a)(4)                 Certificate of Amendment to the Amended         Incorporated herein by reference to
                        Articles of Incorporation, as amended of        Exhibit 3(a)(4) to the Registrant's
                        the Company (as filed with the Ohio             Quarterly Report on Form 10-Q for the
                        Secretary of State on November 8, 2000)         fiscal quarter ended September 30, 2000
                                                                        (File No. 0-19024)

4(a)(5)                 Amended Articles of Incorporation, as           Incorporated herein by reference to
                        amended of the Company (reflecting              Exhibit 3(a)(5) to the Registrant's
                        amendments through November 8, 2000 for         Quarterly Report on Form 10-Q for the
                        purposes of Securities and Exchange             fiscal quarter ended September 30, 2000
                        Commission reporting compliance only)           (File No. 0-19024)

4(b)                    Amended Regulations of the Company              Incorporated herein by reference to
                                                                        Exhibit 3(b) to the Registrant's
                                                                        Registration Statement on Form S-1, as
                                                                        filed with the Securities and Exchange
                                                                        Commission on February 12, 1991
                                                                        (Registration No. 33-38878)

4(c)                    Share Exchange Agreement, dated                 Incorporated herein by reference to
                        January 9, 1997                                 Exhibit 99 to the Registrant's Current
                                                                        Report on Form 8-K, as filed with the
                                                                        Securities and Exchange Commission
                                                                        on January 24, 1997 (File No. 0-19024)

4(d)                    Investor Rights Agreement, dated as of          Incorporated herein by reference to
                        May 10, 2000, among the Company, the            Exhibit 4(c) to the Registrant's Quarterly
                        Investors identified therein and Lawrence       Report on Form 10-Q for the fiscal quarter
                        J. Fox                                          ended March 31, 2000 (File No. 0-19024)

4(e)                    Amendment to Investor Rights Agreement          Incorporated herein by reference to
                                                                        Exhibit 4(c) to the Registrant's Current
                                                                        Report on Form 8-K, as filed with the
                                                                        Securities and Exchange Commission on
                                                                        August 30, 2000 (File No. 0-19024)

4(f)                    Warrant for the Purchase of Shares of           Incorporated herein by reference to
                        Common Stock of the Registrant issued to        Exhibit 4(e) to the Registrant's Annual
                        Morgan Stanley Dean Witter Venture              Report on Form 10-K for the fiscal year
                        Partners IV, L.P. and Exhibit A,                ended June 30, 2001 (File No. 0-19024)
                        identifying other identical warrants
                        issued to the Investors identified on
                        Exhibit A, for the number of common
                        shares  listed on  Exhibit A, on the dates
                        indicated

4(g)                    Assignment and Assumption Agreement, by         Incorporated herein by reference to
                        and between Morgan Stanley Dean Witter          Exhibit 4(g) to the Registrant's Quarterly
                        Equity Funding, Inc. and the Originators        Report on Form 10-Q for the fiscal quarter
                        Investment Plan, L.P., dated November 24,       ended December 31, 2000 (File No. 0-19024)
                        2000

4(h)                    Common Share Purchase Warrant, dated July       Incorporated herein by reference to
                        17, 2001, issued to Foothill Capital            Exhibit 4(g) to the Registrant's Annual
                        Corporation                                     Report on Form 10-K for the fiscal year
                                                                        ended June 30, 2001 (File No. 0-19024)

Exhibit No.            Description                                      Page
-----------            -----------                                      ----
4(i)                    Registration Rights Agreement, dated July       Incorporated herein by reference to
                        17, 2001, by and between the Registrant         Exhibit 4(h) to the Registrant's Annual
                        and Foothill Capital Corporation                Report on Form 10-K for the fiscal year
                                                                        ended June 30, 2001 (File No. 0-19024)

10(a)                   Loan and Security Agreement, by and among       Incorporated herein by reference to
                        the Registrant, Frontstep Solutions             Exhibit 10(u) to the Registrant's Annual
                        Group, Inc., brightwhite solutions, inc.        Report on Form 10-K for the fiscal year
                        and Frontstep Canada, Inc., as Borrowers,       ended June 30, 2001 (File No. 0-19024)
                        and the Lenders signatory thereto, as
                        Lenders, and Foothill Capital
                        Corporation, as Arranger and
                        Administrative Agent

10(b)                   Common Share Purchase Warrant, dated July       Incorporated herein by reference to
                        17, 2001, issued to Foothill Capital            Exhibit 10(v) to the Registrant's Annual
                        Corporation                                     Report on Form 10-K for the fiscal year
                                                                        ended June 30, 2001 (File No. 0-19024)

10(c)                   Registration Rights Agreement, dated July       Incorporated herein by reference to
                        17, 2001, by and between the Registrant         Exhibit 10(w) to the Registrant's Annual
                        and Foothill Capital Corporation                Report on Form 10-K for the fiscal year
                                                                        ended June 30, 2001 (File No. 0-19024)

10(d)                   Pledge and Security Agreement (Foreign),        Incorporated herein by reference to
                        dated July 17, 2001, made by the                Exhibit 10(x) to the  Registrant's Annual
                        Registrant and Frontstep Solutions Group,       Report on Form 10-K for the fiscal year
                        Inc., in favor of Foothill Capital              ended June 30, 2001 (File No. 0-19024)
                        Corporation, as agent for certain Lenders

10(e)                   Pledge and Security Agreement (Domestic),       Incorporated herein by reference to
                        dated July 17, 2001, made by the                Exhibit 10(y) to the Registrant's Annual
                        Registrant and Frontstep Solutions Group,       Report on Form 10-K for the fiscal year
                        Inc., in favor of Foothill Capital              ended June 30, 2001 (File No. 0-19024)
                        Corporation, as agent for certain Lenders

10(f)                   Copyright Security Agreement, dated July        Incorporated herein by reference to
                        17, 2001, made by the Registrant,               Exhibit 10(z) to the Registrant's Annual
                        Frontstep Solutions Group, Inc. and             Report on Form 10-K for the fiscal year
                        brightwhite solutions, inc., in favor of        ended June 30, 2001 (File No. 0-19024)
                        Foothill Capital Corporation, as agent
                        for certain Lenders

10(g)                   Trademark Security Agreement, dated July        Incorporated herein by reference to
                        17, 2001, made by the Registrant,               Exhibit 10(a)(a) to the Registrant's
                        Frontstep Solutions Group, Inc. and             Annual Report on Form 10-K for the fiscal
                        brightwhite solutions, inc., in favor of        year ended June 30, 2001 (File No. 0-19024)
                        Foothill Capital Corporation, as agent
                        for certain Lenders

10(h)                   Intercompany Subordination Agreement,           Incorporated herein by reference to
                        dated July 17, 2001, made among the             Exhibit 10(a)(b) to the Registrant's
                        Registrant, Frontstep Solutions Group,          Annual Report on Form 10-K for the fiscal
                        Inc., brightwhite solutions, inc.,              year ended June 30, 2001 (File No. 0-19024)
                        Frontstep Canada, Inc., and other future
                        obligors, and Foothill Capital
                        Corporation, as agent for certain Lenders
