Form 10-Q
period 2001-12-31
FRONTSTEP INC
filed 2002-02-14
CIK 872443

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

     As of February 13, 2001 7,568,218 shares of the issuer's common stock, without par value, were outstanding.

================================================================================

                        FRONTSTEP, INC. AND SUBSIDIARIES

                                      INDEX


PART I.       FINANCIAL INFORMATION                                                                         PAGE

Item 1.       Financial Statements

              Consolidated Balance Sheets as of December 31, 2001 (unaudited) and June 30, 2001................3

              Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended
              December 31, 2001 and 2000.......................................................................4

              Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended
              December 31, 2001 and 2000.......................................................................5

              Notes to Consolidated Financial Statements (unaudited)...........................................6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...........11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk......................................17


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings...............................................................................18

Item 2.       Changes in Securities and Use of Proceeds.......................................................18

Item 3.       Defaults Upon Senior Securities.................................................................18

Item 4.       Submission of Matters to a Vote of Security Holders.............................................19

Item 5.       Other Information...............................................................................19

Item 6.       Exhibits and Reports on Form 8-K................................................................19


SIGNATURES....................................................................................................20

EXHIBIT INDEX.................................................................................................21


                         PART I. - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                                 FRONTSTEP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                      DECEMBER 31,      JUNE 30,
                                                                                          2001            2001
                                                                                    -----------------  ------------
                                                                                      (UNAUDITED)
                                      ASSETS

Current assets:
   Cash and cash equivalents                                                             $  6,611         $  1,512
   Trade accounts receivable, net                                                          27,135           31,446
   Prepaid expenses                                                                         4,255            3,756
   Income taxes receivable                                                                      -               47
   Deferred income taxes                                                                    2,026            2,026
   Inventories                                                                                685              738
   Other current assets                                                                       373              979
                                                                                      ------------     ------------
                                                                                           41,085           40,504
Capitalized software, net                                                                  15,329           15,094
Goodwill, net                                                                               7,902            7,911
Property and equipment, net                                                                 6,219            7,646
Other assets                                                                                1,506            1,438
                                                                                      ------------     ------------
Total assets                                                                              $72,041          $72,593
                                                                                      ============     ============
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                                  $13,810          $15,610
   Deferred revenue                                                                        16,878           19,067
   Current portion of long-term obligations                                                 7,061            1,967
                                                                                      ------------     ------------
                                                                                           37,749           36,644
Noncurrent liabilities:
   Long-term debt                                                                           9,387            8,337
   Deferred income taxes                                                                    2,737            2,891
   Other                                                                                      188              405
                                                                                      ------------     ------------
                                                                                           12,312           11,633
Minority interest                                                                           1,045            2,102
Shareholders' equity:
   Series A Convertible Participating Preferred Stock, no par value; 1,000,000 shares authorized; 566,933 shares issued and outstanding at December 31, 2001
     and June 30, 2001; liquidation preference $13,606,392                                 10,865           10,865

   Common stock; no par value; 20,000,000 shares authorized; 7,872,418 shares issued at December 31, 2001 and June 30, 2001, at stated capital amounts of
     $0.01 per share                                                                           79               79
   Additional paid-in capital                                                              38,746           37,470
   Treasury stock, at cost; 304,200 shares                                                 (1,320)          (1,320)
   Retained deficit                                                                       (24,116)         (21,562)
   Accumulated other comprehensive loss                                                    (3,319)          (3,318)
                                                                                      ------------     ------------
                                                                                           20,935           22,214
                                                                                      ------------     ------------
Total liabilities and shareholders' equity                                                $72,041          $72,593
                                                                                      ============     ============

The accompanying notes are an integral part of these consolidated financial statements.


                                 FRONTSTEP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              DECEMBER 31,                       DECEMBER 31,
                                                     -------------------------------     ------------------------------
                                                          2001            2000               2001            2000
                                                     ---------------  --------------     --------------  --------------
                                                              (UNAUDITED)                         (UNAUDITED)

Revenue:
   License fees                                         $  9,366         $ 17,185           $ 18,695        $ 29,066
   Service                                                 5,197            8,041             11,383          15,994
   Maintenance and support                                 8,952            8,837             18,355          17,036
                                                     ---------------  --------------     --------------  --------------
     Total revenue                                        23,515           34,063             48,433          62,096

Cost of revenue:
   License fees                                            4,421            5,489              8,671           9,934
   Service, maintenance and support                        7,326            9,566             14,252          19,408
                                                     ---------------  --------------     --------------  --------------
     Total cost of revenue                                11,747           15,055             22,923          29,342
                                                     ---------------  --------------     --------------  --------------
Gross margin                                              11,768           19,008             25,510          32,754

Operating expenses:
   Selling, general and administrative                    11,995           15,991             22,818          28,254
   Research and development                                1,712            3,471              3,403           7,189
   Amortization of acquired intangibles                      380              831                910           1,668
   Restructuring and other charges                             -                -                  -           2,163
                                                     ---------------  --------------     --------------  --------------
     Total operating expenses                             14,087           20,293             27,131          39,274
                                                     ---------------  --------------     --------------  --------------
Operating income (loss)                                   (2,319)          (1,285)            (1,621)         (6,520)
Other income (expense), net                                 (380)            (122)              (908)            (49)
                                                     ---------------  --------------     --------------  --------------
Income (loss) before income taxes                         (2,699)          (1,407)            (2,529)         (6,569)
Provision for (benefit from) income taxes                      -             (450)                26          (2,063)
                                                     ---------------  --------------     --------------  --------------
Net income (loss)                                       $ (2,699)        $   (957)          $ (2,555)       $ (4,506)
                                                     ===============  ==============     ==============  ==============

Net income (loss) per common share:
   Basic                                                $  (0.36)        $  (0.13)          $  (0.34)       $  (0.60)
                                                     ===============  ==============     ==============  ==============
   Diluted                                              $  (0.36)        $  (0.13)          $  (0.34)       $  (0.60)
                                                     ===============  ==============     ==============  ==============

Shares used in computing per share amounts:
   Basic                                                   7,568            7,505              7,568           7,505
   Diluted                                                 7,568            7,505              7,568           7,505


The accompanying notes are an integral part of these consolidated financial statements.


                                 FRONTSTEP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                             SIX MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                         --------------------------
                                                                                            2001          2000
                                                                                         ------------  ------------
                                                                                                (UNAUDITED)

CASH FLOW FROM OPERATING ACTIVITIES:

Net income (loss)                                                                          $  (2,555)    $  (4,506)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation                                                                              1,648         2,189
     Amortization                                                                              3,022         3,658
     Deferred income taxes                                                                      (154)       (1,085)
     Changes in operating assets and liabilities:
       Accounts receivable                                                                     3,797        (6,890)
       Prepaid expenses and other assets                                                          48          (854)
       Accounts payable and accrued expenses                                                  (1,655)          384
       Deferred revenue                                                                       (1,341)           34
       Income taxes payable/receivable                                                         1,064          (366)
                                                                                         ------------  ------------
Net cash provided by (used in) operating activities                                            3,874        (7,436)

CASH FLOW FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                                             (212)       (2,806)
Additions to capitalized software                                                             (3,169)       (2,593)
                                                                                         ------------  ------------
Net cash used in investing activities                                                         (3,381)       (5,399)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                                                        -            58
Proceeds from long-term obligations                                                           38,443        28,735
Payments on long-term obligations                                                            (33,477)      (26,557)
                                                                                         ------------  ------------
Net cash provided by financing activities                                                      4,966         2,236
Effect of exchange rate changes on cash                                                         (360)           62
                                                                                         ------------  ------------
Net increase (decrease) in cash and cash equivalents                                           5,099       (10,537)
Cash and cash equivalents at beginning of period                                               1,512        11,868
                                                                                         ------------  ------------

Cash and cash equivalents at end of period                                                 $   6,611     $   1,331
                                                                                         ============  ============


The accompanying notes are an integral part of these consolidated financial statements.


                                FRONTSTEP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (unaudited)

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

     The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three and six months ended December 31, 2001 and 2000, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2001 ("Annual Report"). The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the results to be expected for a full year.

     Comprehensive Income. The only item in addition to net income that is included in comprehensive income is the foreign currency translation adjustment. Comprehensive income (loss) for the three and six months ended December 31, 2001 and 2000 is as follows (in thousands):


                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         DECEMBER 31,                 DECEMBER 31,
                                                 ---------------------------  ----------------------------
                                                     2001          2000           2001          2000
                                                 ------------- -------------  ------------- --------------

     Net income (loss)                             $  (2,699)      $  (957)     $  (2,555)    $  (4,506)
     Foreign currency translation adjustment            (162)          (19)            (1)         (272)
                                                 ------------- -------------  ----------------------------

     Comprehensive income (loss)                   $  (2,861)      $  (976)     $  (2,556)    $  (4,778)
                                                 ============= =============  ============================



     Minority Interest. In June 1998, Frontstep Computer Systems (Singapore) Pte. Ltd., a wholly-owned subsidiary of the Company, sold previously unissued shares of common stock (representing a 13.3% interest in that subsidiary) for $2,000,000. No gain or loss was recognized on the sale of the subsidiary stock.

     The Company and the minority interest investor also entered into a put option agreement which provides that during a six month period commencing September 1, 2001, the minority interest investor has the right to put its shares in the subsidiary to the Company at a formula price as provided in the put agreement, not to be less than $2,000,000. The minority interest in the subsidiary will be adjusted to its expected redemption value each year as a credit or charge to income until the put is exercised or the redemption period expires.

     As of December 31, 2001 the Company has reclassed $1,060,000 from minority interest to current maturity of long-term debt because the minority interest investor had exercised a portion of its put option rights. The company and minority interest investor are currently negotiating the final terms of payment of amount due. However, the Company anticipates the payment will be due with accrued interest by September 1, 2002. The minority interest investor has not elected to exercise the remaining put option.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 - LONG-TERM DEBT

     In July 2001, the Company executed a new credit facility (the "Credit Facility") with Foothill Capital Corporation ("Foothill"). The Credit Facility includes a $15,000,000, three-year term note and a $10,000,000 revolving credit facility. Availability under the Credit Facility is based on and secured by qualifying accounts receivable originating within the United States and Canada. The revolving credit facility bears interest either at the Federal Funds rate plus 1.5%, or at the Eurodollar market rate plus 3.0%. The term note bears interest at the rate of 10.5% plus 1.5% per annum added to principal. The term note is payable in monthly installments commencing October 1, 2001. The Credit Facility is subject to customary terms and conditions and includes financial covenants for maintenance of a minimum tangible net worth, a minimum level of earnings before interest, taxes, depreciation and amortization and a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization. The proceeds from the Credit Facility were used to repay, in full, the Company's revolving credit facility with PNC Bank, National Association.

     On November 9, 2001, the Company and Foothill amended the Credit Facility to allow for temporary increased borrowing capacity through January 31, 2002. Also as part of the amendment, all financial covenants were modified to give account to the current economic conditions affecting the Company. The modification of the financial covenants is effective starting as of September 29, 2001.

     In connection with the Credit Facility, Foothill was granted a warrant to purchase 550,000 of the Company's common shares priced at the current market price as of the close of the deal ($3.36 per share), which expire in July 2006. The warrant is subject to certain anti-dilution provisions as defined in the warrant agreement. The relative fair value of the warrant, $1,276,000, was recorded as a debt discount and is being amortized as interest expense over the three-year term of the Credit Facility. As of December 31, 2001, the unamortized balance of the debt discount was $1,063,000.

     In connection with the grant of the warrants to Foothill as discussed above, and pursuant to the contractual terms of the warrant agreement associated with the preferred stock private placement that occurred in fiscal 2000, the exercise price of the 453,546 existing warrants to purchase the Company's common stock with an original exercise price of $15.00 per share was adjusted to $3.36 per share. Because this change in price was due to contractual provisions already in place at the inception of the arrangement, there is no impact on the Company's financial statements.

     As of December 31, 2001, the Company was not in compliance with certain financial covenants under the Credit Facility as a result of its reported losses for the three months ended December 31, 2001. The noncompliance does not relate to any payment due under the Credit Facility. Subsequent to that date, Foothill has agreed to amend the Credit Facility to waive the conditions of noncompliance as of December 31, 2001 and to reset the related financial covenants for the remainder of the Credit Facility term. To support the Company's operating needs, Foothill also has agreed to provide the Company with certain additional borrowing availability on a temporary basis until July 15, 2002 and to defer principal payments due under the primary term note for a six-month period commencing in January 2002. The Company and Foothill have completed the amendment to the Credit Facility to reflect this agreement.

NOTE 3 - RESTRUCTURING AND OTHER CHARGES

     Fiscal 2001 Restructuring. In April 2001, the Company announced a broad restructuring plan to reduce operating costs by reducing its worldwide workforce by approximately 20%, or 162 employees, all of which were direct employees involved in all aspects of the Company's business, both domestic and international; discontinuing certain product development and other non-essential activities, including terminating activities related to its SyteCentre product and exiting certain license agreements; and closing certain office facilities in Arizona, California, Canada and Asia. In relation to this restructuring plan, the Company also wrote-off certain accounts receivable and other non-performing assets. The accounts receivable write-offs were recorded to reflect accounts deemed to be uncollectible due to economic and other situations that occurred subsequent to the recording of the sales related to those receivables. The non-performing assets are no longer in use and were completely written off.

     As a result of this restructuring plan, the Company recorded pre-tax restructuring and other charges of $8,493,000 and $4,500,000 in the three months ended March 31, 2001 and June 30, 2001, respectively.

     The following table displays a rollforward of the accruals established for the restructuring and other charges from the announcement of the plan to December 31, 2001 (in thousands):


(In Thousands)                              Initial     Amounts used   Accrual        Amounts     Amounts     Accrual at
                                              Charge      in fiscal    balance     Reclassified   Used in      December
                                                            2001       at June        in 2002     Fiscal       31, 2001
                                                                       30, 2001                    2002
                                            ----------- -------------- ----------- -------------- ----------- ----------

Termination costs related to employees       $ 2,182      $ 1,770       $  412         $723          $528       $ 607
Exit costs:
   Facility closure costs                      1,158          280          878         (248)          187         443
   Contract termination liabilities              900          120          780         (475)          215          90
Accounts receivable write-offs                 6,840        6,840           --           --            --          --
Product asset write-offs:
   Write-off of capitalized software
    balances                                   1,913        1,913           --           --            --          --
                                            ----------- -------------- ----------- -------------- ----------- ----------
Total                                        $12,993      $10,923       $2,070         $  0          $930       $1,140
                                            =========== ============== =========== ============== =========== ==========


     The amounts used of $930,000 and $10,923,000 in fiscal 2002 and 2001, respectively, reflects cash payments of $3,020,000 and non-cash utilization of $8,833,000. During the quarter ended December 31, 2001 the Company reclassified estimated amounts previously allocated in the restructuring reserve, as noted in the above chart, to reflect the actual amounts needed for each category. The remaining accrual of $1,140,000, which is included in accounts payable and accrued expenses in the Consolidated Balance Sheets, represents cash payments to be made over the course of remaining contracts, through 2004.

     Fiscal 2000 Restructuring. In July 2000, the Company announced several structural changes to discontinue certain business operations, write off non-performing assets which are no longer in use and to restructure the Company to better focus on its core business strategy. In connection with this announcement, the Company recorded a non-recurring charge of $3,011,000, pre-tax, in the three months ended June 30, 2000 and an additional non-recurring charge of $2,163,000, pre-tax, in the three months ended September 30, 2000. All restructuring payments were paid during the year ended June 30, 2001 and no accruals remain for these costs as of June 30, 2001.

The following table displays a rollforward of the accruals at June 30, 2000 and June 30, 2001 established for the structural changes:

2000



(In Thousands)                                          Initial Charge in     Amounts Used in     Accrual at June 30,
                                                               2000             Fiscal 2000               2000
                                                        ------------------- --------------------- ---------------------
Loss on sale of Visual Applications Software,
Inc. assets                                                   $429                 $429                    --
Accounts receivable write-offs                                 714                  714                    --
Product asset write-offs:
   Write-off of e-mongoose capitalized software              1,868                1,868                    --
                                                        ------------------- --------------------- ---------------------
Total                                                       $3,011               $3,011                   $--
                                                        =================== ===================== =====================




2001
(In Thousands)                                          Initial Charge in     Amounts Used in     Accrual at June 30,
                                                               2001             Fiscal 2001               2001
                                                        ------------------- --------------------- ---------------------
Termination costs to employees                                $2,163               $2,163                  --


NOTE 4 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     DECEMBER 31,                 DECEMBER 31,
                                                              -------------------------    -------------------------
                                                                 2001          2000           2001          2000
                                                              -----------   -----------    -----------   -----------
       Numerator for basic and diluted income (loss)
          per share - net income (loss)                      $  (2,699)      $  (957)     $  (2,555)    $  (4,506)
                                                            ============= =============  ============= =============

       Denominator for basic income (loss) per share -
          weighted average common shares outstanding
                                                                 7,568         7,505          7,568         7,505
          Effect of dilutive warrants                                -             -              -             -
                                                            ------------- -------------  -------------- ------------

       Denominator for diluted income (loss) per share
          - adjusted weighted average common shares and
          assumed conversions                                    7,568         7,505          7,568         7,505
                                                            ============= =============  ============= =============

       Basic net income (loss) per share                      $   (0.36)    $   (0.13)     $   (0.34)    $   (0.60)
                                                            ============= =============  ============= =============

       Diluted net income (loss) per share                    $   (0.36)    $   (0.13)     $   (0.34)    $   (0.60)
                                                            ============= =============  ============= =============



     During the three and six months ended December 31, 2001, 1,622,293 common equivalent shares in stock options and 2,137,412 common equivalent shares in warrants, convertible and preferred stock were outstanding. However, such options were not included in the computation of diluted net income per share because the Company reported a net loss for the period and, therefore, the effect would be antidilutive.

     During the three and six months ended December 31, 2000, common equivalent shares in stock options and warrants were outstanding. However, such options were not included in the computation of diluted net income per share because the Company reported a net loss for the period and, therefore, the effect would be antidilutive.

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

     As of December 31, 2001, the Company had unamortized intangible assets consisting only of goodwill of $7,902,000. The Company's amortizable intangible assets include only purchased software. The gross carrying amount of purchased software as of December 31, 2001 was $2,696,000 and accumulated amortization of purchased software was $1,949,000. In accordance with the provisions of SFAS No. 142, the Company performed the appropriate transitional impairment tests and determined that there is no transitional impairment loss as of July 1, 2001. Also in accordance with the provisions of SFAS No. 142, the Company reassessed the useful lives of all purchased software and determined that no adjustments were necessary.

     The following table illustrates what reported net income (loss) and net income (loss) per share would have been in the periods presented exclusive of amortization expense recognized in those periods related to goodwill (in thousands, except per share data):


                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             DECEMBER 31,                  DECEMBER 31,
                                                      --------------------------    -------------------------
                                                        2001          2000            2001          2000
                                                    ------------- --------------  ------------- -------------
       Net income (loss)                             $  (2,699)      $  (957)      $  (2,554)    $  (4,506)
       Goodwill amortization                                 -           289               -           577
                                                    ------------- --------------  ------------- -------------
       Adjusted net income (loss)                    $  (2,699)         (668)      $  (2,554)    $  (3,930)
                                                    ============= ==============  ============= =============

       Basic and diluted net income (loss) per
          share:
          Net income (loss)                          $   (0.36)        (0.13)      $   (0.34)    $   (0.60)
          Goodwill amortization                              -          0.04               -          0.08
                                                    ------------- --------------  ------------- -------------
          Adjusted net income (loss)                 $   (0.36)        (0.09)      $   (0.34)    $   (0.52)
                                                    ============= ==============  ============= =============


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

     Summarized financial information attributable to each of the Company's geographic areas is shown in the following table (in thousands):


                                                                     NORTH                           ASIA/
                                                                    AMERICA           EUROPE        PACIFIC
                                                                   ------------------------------------------

      THREE MONTHS ENDED DECEMBER 31, 2001

      Total revenue                                                    $16,884        $4,263        $2,368
      Operating income before amortization of intangibles               (2,081)          312          (170)
      Operating income                                                  (2,514)          365          (170)

      THREE MONTHS ENDED DECEMBER 31, 2000

      Total revenue                                                    $27,404        $3,615        $3,044
      Operating income (loss) before amortization of intangibles
         and special charges                                               (12)          158          (600)
      Operating income (loss)                                             (713)           44          (616)

      SIX MONTHS ENDED DECEMBER 31, 2001




      Total revenue                                                    $35,624        $7,816        $4,993
      Operating income before amortization of intangibles               (1,138)          507           (80)
      Operating income                                                  (2,005)          464           (80)

      SIX MONTHS ENDED DECEMBER 31, 2000

      Total revenue                                                    $49,010        $6,923        $6,163
      Operating income (loss) before amortization of intangibles
         and special charges                                            (2,339)          283          (633)
      Operating income (loss)                                           (5,903)           49          (666)


NOTE 7 - VOLUNTARY STOCK OPTION EXCHANGE PROGRAM

     On October 30, 2001, the Company offered the participants of its Non-Qualified Stock Option Plan for Key Employees and its 1999 Non-Qualified Stock Option Plan for Key Employees (collectively, "the Plans") the opportunity to participate in a voluntary stock option exchange program. The program generally allowed a participant to return options held at that time to the Company in exchange for new options to be granted at a future date at least six months and one day after the date of cancellation of the old options by the Company. As of the date of the offer, options to purchase 1,586,054 shares of the Company were outstanding pursuant to the Plans. The offer expired on December 7, 2001 and options to purchase 366,111 common shares were returned to the Company and cancelled. Subject to the terms and conditions of the offer, the Company expects to grant options to purchase 341,111 common shares on or about June 11, 2002 with an exercise price per share equal to the market price per share of the Company's common shares on the date of grant. The new options will have other terms and conditions substantially the same as the old options. The exchange program is not expected to result in any additional compensation charges or variable plan accounting.

NOTE 8 - SUBSEQUENT EVENTS

     On February 12, 2002, the Company's Board of Directors approved an agreement in principle pursuant to which holders of its Series A Convertible Participating Preferred Stock and certain members of the Company's Board, including the Company's founder, would provide $4.5 to $5.0 million to the Company for working capital needs in exchange for convertible notes (the "Convertible Notes") with a term expiring May 2004. The Convertible Notes would be entitled to conversion features similar to the Series A preferred shares of the Company, based on a conversion price equal to 80% of the market value of the Company's common stock at closing. The Convertible Notes would be subordinated to Foothill and would bear interest at 10%. Also under the terms of the offering, $1.5 million in the form of a "Bridge Note" would be provided to the Company upon execution of a definitive agreement and would be due August 31, 2002 or would be exchanged for Convertible Notes. The Company would issue 600,000 warrants to the Bridge Note holders with an exercise price of $0.01 per share. Under the terms of the agreement, the conversion price for the Company's Series A Convertible Participating Preferred Shares would be reset from $12.00 per share to $6.00 per share and all other anti-dilution rights with respect to the agreement would be waived. The completion of the offer is subject to, among other things, shareholder approval which the Company expects to obtain before June 30, 2002.

     The Company expects to record non-recurring, non-cash charges in each of the March and June quarters when the warrants and the Convertible Notes are issued to reflect the difference between the market price of the Company's common stock and the price of these equity instruments at the date of issuance.

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

     Current Financial Results and Events. After nearly two years of difficult economic and market conditions, during which the Company undertook significant efforts to enhance its product capabilities, the Company reported positive financial results for the quarter ended September 30, 2001. The Company reported operating income of $0.7 million and net income of $0.1 million for the September 2001 quarter. In spite of the negative impact of the tragic events of September 11, 2001, the Company believes it was able to achieve these positive results primarily due to the cost reductions initiated in April 2001 and the careful management of the Company's costs since that time.

     Throughout the quarter ended December 31, 2001 (the "current fiscal quarter" or "fiscal 2002 quarter"), the Company believed that it was on track to continue to be profitable and to maintain a positive cash flow, both as a result of the cost savings achieved and a belief that our customers and potential customers would not continue to defer their buying decisions as they did in the September 2001 quarter. We had previously indicated that further economic slowdown and lessening of demand or a continuation of the uncertainty created by the war against terrorism could have a negative impact on the Company. In fact, these factors did impact our results for the current quarter and we did not achieve our revenue expectations, primarily due to continued delays by our customers and potential customers in making critical buying decisions, particularly those in North America. As a result, we reported an operating loss of $2.3 million and a net loss of $2.7 million.

     Shortly after the end of the current quarter, we announced that we would further reduce our operating costs by $5.0 to $7.0 million through reductions in personnel, facilities and other related costs. We expect to complete these cost reduction actions, now estimated at more than $8 million, during the March 2002 quarter which will allow us to return to profitability and positive cash flows in the June 2002 quarter. The country has been in a recession since early in calendar 2001. It is not yet clear whether this recession will continue, whether there will be a further slowdown of the economy or whether a gradual improvement of the economy will occur. Differing conditions will alter the Company's beliefs about its financial results in the coming quarters and there can be no assurance that the Company will return to profitability and positive cash flows.

     Prior Financial Results and Events. Since the second quarter of fiscal 2000, the Company has experienced changing market conditions resulting from a recession in many manufacturing industries and a lessening of demand for ERP systems. Well before these market changes began to affect results of operations, the Company began to enhance its product offerings beyond traditional ERP systems to participate in higher growth market segments. These enhancements included a comprehensive suite of integrated software and services that (1) support the management and resources of an enterprise, (2) support customer relationship management and other front office business activities and (3) support an enterprise's supply chain management activities.

     In the March 2001 quarter, customers and potential customers appeared to react to the slowing economy by electing to defer their buying decisions. As a result, the Company, the information technology industry in general and many other enterprise software providers began to experience significant reductions in revenues and incurred net losses for the March and June 2001 quarters as compared to an expectation of continued improvements in financial results from increased demand for their products.

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

     Earlier, in July 2000, the Company had previously conducted cost reduction activities and had made structural changes to discontinue certain business operations and to write off non-performing assets to better focus on its core business strategy. In connection with these changes, the Company recorded a $3.0 million, pre-tax, non-recurring charge in the June 2000 quarter and an additional $2.2 million, pre-tax, non-recurring charge in the September 2000 quarter.

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

     Revenue is derived principally from the sale of internally produced software products and maintenance and support agreements from software sales. The Company licenses software generally under non-cancelable license agreements and provides product support services and periodic updates including training, installation, consulting and maintenance. License fees revenue is generally recognized when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. For customer license agreements, which meet these recognition criteria, the portion of the fees related to software licenses, which is determined using the residual method, will generally be recognized in the current period, while the portion of the fees related to services is recognized as the services are performed. The amount allocated to services revenues is based on the Company's standard rate per hour. Revenue from maintenance and support agreements, which is determined based on renewal rates, is billed periodically, deferred and recognized ratably over the life of the agreements. In the event revenue is contingent upon customer acceptance criteria, the Company defers that revenue until the contingencies are resolved.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

     Revenue. Total revenue decreased $10.5 million, or 31.0%, to $23.5 million in the current fiscal quarter from $34.1 million in the three months ended December 31, 2000 (the "prior year fiscal quarter" or "fiscal 2001 quarter"). The total revenue mix is shown in the table below (in thousands, except percentage data):


                                                   THREE MONTHS ENDED DECEMBER 31,
                                             ---------------------------------------------
                                                     2001                    2000
                                             ---------------------   ---------------------

       License fees revenue                     $9,366      39.8%       $17,185     50.5%
       Service revenue                           5,197      22.1%         8,041     23.6%
       Maintenance and support revenue           8,952      38.1%         8,837     25.9%
                                             ---------------------   ---------------------

           Total revenue                       $23,515     100.0%       $34,063    100.0%
                                             =====================   =====================


     License fees revenue decreased 45.5% in the fiscal 2002 quarter from the fiscal 2001 quarter. The Company believes that the decrease in license fees revenue in the fiscal 2002 quarter is industry wide and due to the current economic climate that is causing the Company's customers and potential customers to defer their buying decisions related to large capital investments, particularly information technology investments. The Company expects that license fees revenues will remain stable for the remainder of the fiscal year and will not begin to significantly grow again until the current economic climate improves and demand for our product improves as a result.

     Service revenue decreased 35.4% in the fiscal 2002 quarter from the fiscal 2001 quarter. The decrease is primarily the result of sluggish license fees revenue experienced by the Company in the last year. Service revenues in particular are directly dependent on new license purchases by new and existing customers. The Company expects that service revenues will remain stable in the short-term and will improve in the quarters that follow increased license fee revenues.

     Maintenance and support revenue increased 1.3% in the fiscal 2002 quarter from the fiscal 2001 quarter. Maintenance and support contracts and the related revenue from these contracts have been steadily improving over the last few years as the base of customers under such programs has continued to grow. The Company expects such revenues to remain stable in the short-term.

     Cost of Revenue. Total cost of revenue as a percentage of total revenue increased to 50.0% for the fiscal 2002 quarter from 44.2% for the fiscal 2001 quarter.

     Cost of license fees revenue decreased $1.1 million, or 19.5%, to $4.4 million in the fiscal 2002 quarter from $5.5 million in the fiscal 2001 quarter and as a percentage of license fees revenue, increased to 47.2% in the fiscal 2002 quarter from 31.9% in the fiscal 2001 quarter. The percentage increase is primarily attributable to discounting as a result of weakened demand and lower license fees revenue affecting certain fixed and related costs.

     Cost of service, maintenance and support revenue decreased $2.2 million, or 23.4%, to $7.3 million in the fiscal 2002 quarter from $9.6 million in the fiscal 2001 quarter and as a percentage of service and maintenance and support revenue, decreased to 51.8% in the fiscal 2002 quarter from 56.7% in the fiscal 2001 quarter. The decrease is attributable to the continued growth of maintenance and support revenues which have higher margins than services revenues as a percentage of the total of service and maintenance and support revenue. This is offset by lower margins in the quarter on service revenue as a result of lower service revenues affecting certain fixed costs of service revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.0 million, or 25.0%, to $12.0 million in the fiscal 2002 quarter from $16.0 million in the fiscal 2001 quarter. Such expenses as a percentage of total revenue increased to 51.0% in the fiscal 2002 quarter from 46.9% in the fiscal 2001 quarter. The decrease in costs is attributable to the restructuring that was undertaken during the June 2001 quarter. The Company expects that these costs will decrease as a percentage of total revenue when total revenue increases since many of these costs are fixed in nature.

     Research and Development. Total research and development costs, including amounts capitalized, decreased $1.4 million or 29.8% to $3.3 million for the fiscal 2002 quarter from $4.7 million for the fiscal 2001 quarter and increased as a percentage of total revenue to 14.0% in the fiscal 2002 quarter from 13.7% in the fiscal 2001 quarter. Although total research and development spending decreased from the fiscal 2001 quarter, the Company is continuing to spend a substantial portion of total revenue on the development of its expanded product offerings and product capabilities and development of future releases of the Company's ERP software. The Company believes that these investments are critical to the success and market acceptance of its new product offerings and total suite of integrated collaborative business systems.

     The Company capitalized research and development costs of $1.6 million during the fiscal 2002 quarter and $1.2 million during the fiscal 2001 quarter.

     Provision for (Benefit from) Income Taxes. The provision for (benefit from) income taxes for the fiscal 2002 and 2001 quarters reflects an effective tax rate of 0% and 32%, respectively. The effective tax rate in both periods differs from the expected corporate tax rate primarily due to valuation allowances recorded against the deferred tax assets related to net operating losses incurred domestically and foreign losses incurred in countries where no tax benefits will be received for the losses.

     SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2000

     Revenue. Total revenue decreased $13.7 million, or 22.0%, to $48.4 million in the six months ended December 31, 2001 (the "current fiscal six month period") from $62.1 million in the six months ended December 31, 2000 (the "prior fiscal six month period"). The total revenue mix is shown in the table below (in thousands, except percentage data):


                                                   SIX MONTHS ENDED DECEMBER 31,
                                           ---------------------------------------------
                                                   2001                    2000
                                           ---------------------   ---------------------

       License fees revenue                   $18,695     38.6%       $29,066     46.8%
       Service revenue                         11,383     23.5%        15,994     25.8%
       Maintenance and support revenue         18,355     37.9%        17,036     27.4%
                                           ---------------------   ---------------------

           Total revenue                      $48,433    100.0%       $62,096    100.0%
                                           =====================   =====================



     License fees revenue decreased 35.7% in the current fiscal six month period from the prior fiscal six month period. The Company believes that the decrease in license fees revenue in fiscal 2002 is industry wide and due to the current economic climate that is causing the Company's customers and potential customers to defer their buying decisions related to large capital investments, particularly information technology investments. The Company expects that license fees revenues will remain stable for the remainder of the fiscal year and will not begin to significantly grow again until the current economic climate improves and demand for our product improves as a result. The Company believes that such improved demand for ERP systems is directly related to the completeness and integration of the Company's entire product offering, including e-business applications.

     Service revenue decreased 28.8% in the current fiscal six month period from the prior fiscal six month period. The decrease is primarily the result of sluggish license fees revenue experienced by the Company in the last year. Service revenues in particular are directly dependent on new license purchases by new and existing customers. The Company expects that service revenues will remain stable over the next several months and will improve in the quarters that follow increased license fee revenues.

     Maintenance and support revenue increased 7.7% in the current fiscal six month period from the prior fiscal six month period. Maintenance and support contracts and the related revenue from these contracts have been steadily improving over the last few years as the base of customers under such programs has continued to grow. The Company expects such revenues to remain stable over the coming year.

     Cost of Revenue. Total cost of revenue as a percentage of total revenue increased to 47.3% for the current fiscal six month period from 47.3% for the prior fiscal six month period.

     Cost of license fees revenue decreased $1.3 million, or 12.7%, to $8.7 million in the current fiscal six month period from $9.9 million in the prior fiscal six month period and as a percentage of license fees revenue, increased to 45.5% in the current fiscal six month period from 34.2% in the prior fiscal six month period. The percentage increase is primarily attributable to an increase in the number of third party product vendors included in the Company's new product offerings, discounting and lower license fees revenue affecting certain fixed and related costs.

     Cost of service, maintenance and support revenue decreased $5.2 million, or 26.6%, to $14.3 million in the current fiscal six month period from $19.4 million in the prior fiscal six month period and as a percentage of service, maintenance and support revenue, decreased to 47.9% in the current fiscal six month period from 58.8% in the prior fiscal six month period. The decrease is attributable to the continued growth of maintenance and support revenues which have higher margins than services revenues as a percentage of the total of service and maintenance and support revenue. This is offset by lower margins on service revenue as a result of lower service revenues affecting certain fixed costs of service revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.4 million, or 19.2%, to $22.8 million in the current fiscal six month period from $28.3 million in the prior fiscal six month period. Such expenses as a percentage of total revenue increased to 47.1% in the current fiscal six month period from 45.6% in the prior fiscal six month period. Strict cost savings measures were put in place to reduce overall selling, general and administrative expenses. However, reduced revenue levels account for the percentage increase in selling, general and administrative expenses in the current fiscal six month period.

     Research and Development. Total research and development expenses, including amounts capitalized, decreased $3.1 million or 31.6%, to $6.7 million for the current fiscal six month period from $9.8 million for the prior fiscal six month period and decreased as a percentage of total revenues to 13.2% in the current fiscal six month period from 15.8% in the prior fiscal six month period. This decrease is due to a reduction in headcount from the fiscal year 2001 restructuring. The Company is continuing to spend a substantial portion of total revenues on the development of its e-business software products and capabilities, development of future releases of the Company's ERP software and development of interfaces with third-party software products. The Company believes that these investments are critical to the success and market acceptance of its new e-business offerings and the total suite of integrated collaborative business systems.

     The Company capitalized research and development costs of $3.2 million during the current fiscal six month period and $2.6 million during the prior fiscal six month period.

     Restructuring and Other Charges. The restructuring program undertaken by the Company in July 2000 and its related costs are discussed above.

     Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes for the current and prior fiscal six month periods reflects an effective tax rate of 0% and 31%, respectively. The effective tax rate in the current fiscal six month period differs from the expected corporate tax rate primarily due to valuation allowances recorded against the deferred tax assets related to net operating losses incurred domestically and foreign losses incurred in countries where no tax benefits will be received for the losses.

QUARTERLY RESULTS

     The Company's results of operations have fluctuated on a quarterly basis. The Company's expenses, with the principal exception of sales commissions and certain components of cost of revenue, are generally fixed and do not vary with revenue. As a result, any shortfall of actual revenue in a given quarter would adversely affect net earnings for that quarter.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, the Company had cash and cash equivalents of $6.6 million and working capital of $3.3 million. During the current fiscal year, the Company had net cash provided by operating activities of $3.9 million, including the restructuring and other charges described above. The Company purchased $0.2 million of property and equipment and used $3.2 million in relation to capitalized software. Net cash provided by financing activities for the current fiscal year was $5.0 million. Gross borrowings on term note A were $13.9 million at December 31, 2001. Gross borrowings on term note B were $2.5 million at December 31, 2001. There were no borrowings on the revolving credit facility as of December 31, 2001.

     In July 2001, the Company executed the Credit Facility with Foothill. The Credit Facility includes a $15.0 million, three-year term note ("Term Note A") and a $10.0 million revolving credit facility. Availability under the Credit Facility is based on and secured by qualifying accounts receivable originating within the United States and Canada. The revolving credit facility bears interest either at the Federal Funds rate plus 1.5%, or at the Eurodollar market rate plus 3.0%. The term note bears interest at the rate of 10.5% plus 1.5% per annum added to principal. The term note is payable in monthly installments commencing October 1, 2001. The Credit Facility is subject to customary terms and conditions and includes financial covenants for maintenance of a minimum tangible net worth, a minimum level of earnings before interest, taxes, depreciation and amortization and a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization. The proceeds from the Credit Facility were used to repay, in full, the Company's revolving credit facility with PNC Bank, National Association.

     On November 9, 2001, the Company and Foothill amended the Credit Facility to allow for temporary increased borrowing capacity of $2.5 million in term notes (Term Note B) through January 31, 2002. Also as part of the amendment, all financial covenants were modified to give account to the current economic conditions affecting the Company. The modification of the financial covenant was made effective starting as of September 29, 2001.

     As of December 31, 2001, the Company was not in compliance with certain financial covenants under the Credit Facility as a result of its reported losses for the three months ended December 31, 2001. The noncompliance does not relate to any payment due under the Credit Facility. Subsequent to that date, Foothill has agreed to amend the Credit Facility to waive the conditions of noncompliance as of December 31, 2001 and to reset the related financial covenants for the remainder of the Credit Facility term. To support the Company's operating needs, Foothill also has agreed to provide the Company with certain additional borrowing availability on a temporary basis until July 15, 2002 and to defer principal payments due under the primary term note for a six-month period commencing in January 2002. The Company and Foothill have completed the amendment to the Credit Facility to reflect this agreement.

     On February 12, 2002, the Company's Board of Directors approved an agreement in principle pursuant to which holders of its Series A Convertible Participating Preferred Stock and certain members of the Company's Board, including the Company's founder, would provide $4.5 to $5.0 million to the Company for working capital needs in exchange for convertible notes (the "Convertible Notes") with a term expiring May 2004. The Convertible Notes would be entitled to conversion features similar to the Series A preferred shares of the Company, based on a conversion price equal to 80% of the market value of the Company's common stock at closing. The Convertible Notes would be subordinated to Foothill and would bear interest at 10%. Also under the terms of the offering, $1.5 million in the form of a "Bridge Note" would be provided to the Company upon execution of a definitive agreement and would be due August 31, 2002 or would be exchanged for Convertible Notes. The Company would issue 600,000 warrants to the Bridge Note holders with an exercise price of $0.01 per share. Under the terms of the agreement, the conversion price for the Company's Series A Convertible Participating Preferred Shares would be reset from $12.00 per share to $6.00 per share and all other anti-dilution rights with respect to the agreement would be waived. The completion of the offer is subject to, among other things, shareholder approval which the Company expects to obtain before June 30, 2002.

     While we have had difficulty in recent months meeting operating needs and debt obligations, primarily as a result of economic conditions in the industry and related shortfall in revenues for the quarter ended December 31, 2001, we believe that the additional borrowing availability under the Credit Facility, the infusion of $1.5 million Bridge Note under the proposed offering of Convertible Notes in March and the completion of the Convertible Note offering upon shareholder approval will be sufficient to meet the Company's debt obligations and operating needs in the coming twelve months. While we believe we will obtain shareholder approval for the Convertible Notes, there can be no assurance, however, that the Company will obtain such approval. We will be investigating alternative sources of debt or equity in the interim period and expect that, if such shareholder approval is not obtained, other sources to meet our working capital needs will be identified and pursued.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Foreign Exchange. Frontstep's revenues originating outside of North America were 28% and 20% of total revenue for the current and prior year fiscal quarters, respectively and 26% and 21% for the current and prior fiscal six month periods, respectively. By geographic region, revenues originating in Europe were 18% and 11% of total revenue for the current and prior year fiscal quarters, respectively and 16% and 11% for the current and prior fiscal six month periods, respectively. Revenues originating in Asia Pacific were 10% and 9% of total revenue for both the current and prior year fiscal quarters, respectively and 10% for the both the current and prior fiscal six month periods. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

      None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     (a) As of December 31, 2001, the Company was not in compliance with certain covenants under the Credit Facility, particularly covenants requiring the maintenance of minimum levels of net worth and cumulative EBITDA, as a result of its reported losses. The noncompliance does not relate to any payment due under the Credit Facility. The Company's bank has waived this noncompliance for the period ended December 31, 2001.

          Subsequent to that date the Company and its bank have amended the Credit Facility to waive the conditions of noncompliance as of December 31, 2001, to reset the related financial covenants and to adjust certain other provisions of the agreement to provide temporary additional borrowing availability.

     (b)  Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     (a) The Company held its annual meeting of the shareholders on November 7, 2001 (the "Meeting").

     (b)  No response required.

     (c) The only matters voted on at the Meeting were (i) the uncontested election of directors, (ii) an amendment to the Company's Employee Stock Purchase Plan to increase the aggregate number of shares available for issuance under the plan to 400,000, and (iii) an amendment to the Company's 1999 Non-Qualified Stock Option Plan for Key Employees to increase the aggregate number of shares that may be issued upon exercise of options granted under the plan to 900,000. Of the __________ shares represented in person or by proxy at the meeting, the number of shares voted for and the number of shares as to which the authority to vote was withheld in the election of directors were as follows with respect to each director nominee:

          NAME                VOTES "FOR"                 AUTHORITY TO VOTE
                                                                WITHHELD

          Lawrence J. Fox
          Stephen A. Sasser
          Duke W. Thomas
          James A. Rutherford
          Roger D. Blackwell
          Guy de Chazal
          Barry Goldsmith


          The manner in which the votes were cast with respect to the proposed amendment to the Employee Stock Purchase Plan was as follows:

          SHARES VOTED       SHARES VOTED     ABSTENTIONS           BROKER
             "FOR"             "AGAINST"                          NON-VOTES


                             [TO BE COMPLETED]

          The manner in which the votes were cast with respect to the proposed amendment to the 1999 Non-Qualified Stock Option Plan was as follows:

          SHARES VOTED       SHARES VOTED     ABSTENTIONS           BROKER
             "FOR"             "AGAINST"                          NON-VOTES


                             [TO BE COMPLETED]

ITEM 5.   OTHER INFORMATION.

      None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) See Index to Exhibits filed with this Quarterly Report on Form 10-Q following the Signature Page.

     (b)  Reports on Form 8-K.

          The Company filed a current report on Form 8-K, dated January 10, 2001, to report under Item 5 (Other Events) that the registrant had issued a press release to announce preliminary results for the second quarter of fiscal 2002. The text of the press release is attached as an exhibit to the Form 8-K for further description of the event.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FRONTSTEP, INC.


Dated: February 14, 2002                  By:   /s/ Daniel P. Buettin
       ---------------------                  ------------------------------------------------
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

3(a)(3)                 Certificate of Amendment to the Amended         Incorporated herein by reference to
                        Articles of Incorporation, as amended of        Exhibit 3(a)(3) to the Registrant's
                        the Company (as filed with the Ohio             Quarterly Report on Form 10-Q for the
                        Secretary of State on May 10, 2000)             fiscal quarter ended March 31, 2000 (File
                                                                        No. 0-19024)

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

4(a)(3)                 Certificate of Amendment to the Amended         Incorporated herein by reference to
                        Articles of Incorporation, as amended of        Exhibit 3(a)(3) to the Registrant's
                        the Company (as filed with the Ohio             Quarterly Report on Form 10-Q for the
                        Secretary of State on May 10, 2000)             fiscal quarter ended March 31, 2000 (File
                                                                        No. 0-19024)



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

4(b)                    Amended Regulations of the Company              Incorporated herein by reference to
                                                                        Exhibit 3(b) to the Registrant's
                                                                        Registration Statement on Form S-1, as
                                                                        filed with the Securities and Exchange
                                                                        Commission on February 12, 1991
                                                                        (Registration No. 33-38878)
4(c)                    Share Exchange Agreement, dated January         Incorporated herein by reference to
                        9, 1997                                         Exhibit 99 to the Registrant's Current
                                                                        Report on Form 8-K, as filed with the
                                                                        Securities and Exchange Commission on
                                                                        January 24, 1997 (File No. 0-19024)

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




EXHIBIT NO.             DESCRIPTION                                     PAGE


10(A)***                First Amendment to Loan and Security            Filed herin
                        Agreement, by and among the Registrant,
                        Frontstep Solutions Group, Inc.,
                        brightwhite solutions, inc. and Frontstep
                        Canada, Inc., as Borrowers, and the
                        Lenders signatory thereto, as Lenders,
                        and Foothill Capital Corporation, as
                        Arranger and Administrative Agent.








*** Indicates that the Registrant has omitted from Exhibit 10(a) certain confidential information that it has separately filed with the Securities and Exchange Commission ("SEC"), pursuant to a request for confidential treatment of such information.