Form 10-Q/A
period 2001-12-31
FRONTSTEP INC
filed 2002-02-19
CIK 872443

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------


                                    FORM 10-Q/A
                                     (AMENDED)

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

     (b)  No response required.


     (c) The only matters voted on at the Meeting were (i) the uncontested election of directors, (ii) an amendment to the Company's Employee Stock Purchase Plan to increase the aggregate number of shares available for issuance under the plan to 400,000, and (iii) an amendment to the Company's 1999 Non-Qualified Stock Option Plan for Key Employees to increase the aggregate number of shares that may be issued upon exercise of options granted under the plan to 900,000. Of the 7,562,193 shares represented in person or by proxy at the meeting, the number of shares voted for and the number of shares as to which the authority to vote was withheld in the election of directors were as follows with respect to each director nominee:

          NAME                  VOTES "FOR"               AUTHORITY TO VOTE
                                                              WITHHELD

          Lawrence J. Fox         7,196,004                   366,189
          Stephen A. Sasser       7,220,376                   341,817
          Duke W. Thomas          7,197,506                   364,687
          James A. Rutherford     7,223,340                   338,853
          Roger D. Blackwell      7,225,016                   337,177
          Guy de Chazal           7,217,116                   345,077
          Barry Goldsmith         7,218,566                   343,627


          The manner in which the votes were cast with respect to the proposed amendment to the Employee Stock Purchase Plan was as follows:

          SHARES VOTED       SHARES VOTED     ABSTENTIONS           BROKER
             "FOR"             "AGAINST"                          NON-VOTES

            3,802,026           325,284          9,648             NONE

          The manner in which the votes were cast with respect to the proposed amendment to the 1999 Non-Qualified Stock Option Plan was as follows:

          SHARES VOTED       SHARES VOTED     ABSTENTIONS           BROKER
             "FOR"             "AGAINST"                          NON-VOTES

            3,395,396         729,932            12,157              NONE



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



Dated: February 15, 2002                  By:   /s/ Daniel P. Buettin
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