Form 10-Q
period 2002-03-31
FRONTSTEP INC
filed 2002-05-15
CIK 872443

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

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                 (614) 523-7000
               (Registrant' telephone number, including area code)

                                 NOT APPLICABLE.
      (Former name, former address and former fiscal year, if changed since last report)
                               -------------------



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes    X        No __
          -----


     As of May 13, 2002, there were 7,568,218 of the registrant's common shares, without par value, outstanding.

================================================================================

                        FRONTSTEP, INC. AND SUBSIDIARIES

                                      INDEX


PART I.    FINANCIAL INFORMATION                                           PAGE

Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 2002 (unaudited)
           and June 30, 2001...................................................3

           Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended March 31, 2002 and 2001.......................4

           Consolidated Statements of Cash Flows (unaudited) for the
           Nine Months Ended March 31, 2002 and 2001...........................5

           Notes to Consolidated Financial Statements (unaudited)..............6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........18


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..................................................19

Item 2.    Changes in Securities and Use of Proceeds..........................19

Item 3.    Defaults Upon Senior Securities....................................20

Item 4.    Submission of Matters to a Vote of Security Holders................20

Item 5.    Other Information..................................................20

Item 6.    Exhibits and Reports on Form 8-K...................................20


SIGNATURES....................................................................22

EXHIBIT INDEX.................................................................23

                         PART I. - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                                 FRONTSTEP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)




                                                                                    MARCH 31,        JUNE 30,
                                                                                       2002            2001
                                                                                  -------------    ------------
                                                                                    (UNAUDITED)
                                      ASSETS
Current assets:
   Cash and cash equivalents                                                        $  3,942          $  1,512
   Trade accounts receivable, net                                                     26,206            31,446
   Prepaid expenses                                                                    5,639             3,756
   Income taxes receivable                                                             1,146                47
   Deferred income taxes                                                               2,807             2,026
   Inventories                                                                           535               738
   Other current assets                                                                  254               979
                                                                                    --------          --------
                                                                                      40,529            40,504
Capitalized software, net                                                             15,655            15,094
Goodwill, net                                                                          7,883             7,911
Property and equipment, net                                                            5,543             7,646
Other assets                                                                           1,155             1,438
                                                                                    --------          --------
Total assets                                                                        $ 70,765          $ 72,593
                                                                                    ========          ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                            $ 13,231          $ 15,610
   Deferred revenue                                                                   15,398            19,067
   Income taxes payable                                                                 --                --
   Current portion of long-term obligations                                            7,039             1,967
                                                                                    --------          --------
                                                                                      35,668            36,644
Noncurrent liabilities:
   Long-term debt                                                                     10,867             8,337
   Deferred income taxes                                                               3,595             2,891
   Other                                                                                  97               405
                                                                                    --------          --------
                                                                                      14,559            11,633
                                                                                    --------          --------

Minority interest                                                                        105             2,102
Shareholders' equity:
   Series A Convertible Participating Preferred Stock, no par value; 1,000,000 shares authorized; 566,933 shares issued and outstanding at March 31, 2002
     and June 30, 2001; liquidation preference $13,606,392                            10,865            10,865
   Common stock; no par value; 20,000,000 shares authorized; 7,872,418 shares issued at March 31, 2002 and June 30, 2001, respectively, at stated capital
     amounts of $0.01 per share                                                           79                79
   Additional paid-in capital                                                         39,341            37,470
   Treasury stock, at cost; 304,200 shares                                            (1,320)           (1,320)
   Retained earnings (deficit)                                                       (25,066)          (21,562)
   Accumulated other comprehensive loss                                               (3,466)           (3,318)
                                                                                    --------          --------
                                                                                      20,433            22,214
                                                                                    --------          --------
Total liabilities and shareholders' equity                                          $ 70,765          $ 72,593
                                                                                    ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                                 FRONTSTEP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                               MARCH 31,                           MARCH 31,
                                                      --------------------------          --------------------------
                                                         2002             2001              2002              2001
                                                      --------          --------          --------          --------
                                                              (UNAUDITED)                         (UNAUDITED)

Revenue:
   License fees                                       $  7,482          $ 10,724          $ 26,177          $ 39,790
   Service                                               5,589             7,154            16,972            23,148
   Maintenance and support                               8,953             9,294            27,308            26,330
                                                      --------          --------          --------          --------
     Total revenue                                      22,024            27,172            70,457            89,268

Cost of revenue:
   License fees                                          4,125             4,624            12,796            14,558
   Service, maintenance and support                      6,745            10,192            20,997            29,600
                                                      --------          --------          --------          --------
     Total cost of revenue                              10,870            14,816            33,793            44,158
                                                      --------          --------          --------          --------
Gross margin                                            11,154            12,356            36,664            45,110

Operating expenses:
   Selling, general and administrative                  10,050            14,388            32,868            42,642
   Research and development                              1,657             3,737             5,060            10,926
   Amortization of acquired intangibles                    433               828             1,343             2,496
   Restructuring and other charges                        --               8,493              --              10,656
                                                      --------          --------          --------          --------
     Total operating expenses                           12,140            27,446            39,271            66,720
                                                      --------          --------          --------          --------
Operating income (loss)                                   (986)          (15,090)           (2,607)          (21,610)
Other expense, net                                        (683)             (258)           (1,591)             (307)
                                                      --------          --------          --------          --------
Loss before income taxes                                (1,669)          (15,348)           (4,198)          (21,917)
Benefit from income taxes                                 (719)             --                (693)           (2,063)
                                                      --------          --------          --------          --------
Net loss                                              $   (950)         $(15,348)         $ (3,505)         $(19,854)
                                                      ========          ========          ========          ========

Net loss per common share:
   Basic                                              $  (0.13)         $  (2.03)         $  (0.46)         $  (2.64)
                                                      ========          ========          ========          ========
   Diluted                                            $  (0.13)         $  (2.03)         $  (0.46)         $  (2.64)
                                                      ========          ========          ========          ========

Shares used in computing per share amounts:
   Basic                                                 7,568             7,563             7,568             7,524
   Diluted                                               7,568             7,563             7,568             7,524











The accompanying notes are an integral part of these consolidated financial statements.

                                 FRONTSTEP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                             NINE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                         --------------------------
                                                                                            2002             2001
                                                                                         ---------        ---------
                                                                                                (UNAUDITED)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                                                $ (3,505)         $(19,854)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation                                                                          2,344             3,129
     Amortization                                                                          4,694             5,500
     Restructuring and other charges                                                        --              10,656
     Deferred income taxes                                                                (1,105)           (2,146)
     Changes in operating assets and liabilities, net of restructuring and other charges:
       Accounts receivable                                                                 6,250            (1,431)
       Prepaid expenses and other assets                                                  (1,929)           (1,075)
       Accounts payable and accrued expenses                                              (1,100)           (1,287)
       Deferred revenue                                                                   (3,670)           (1,506)
       Income taxes payable/receivable                                                       570             2,215
                                                                                        --------          --------
Net cash provided by (used in) operating activities                                        2,549            (5,799)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                         (316)           (3,362)
Additions to capitalized software                                                         (5,178)           (3,738)
Purchase of subsidiaries, net of acquired cash                                              --                --
                                                                                        --------          --------
Net cash used in investing activities                                                     (5,494)           (7,100)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                                                 --                 253
Proceeds from long-term obligations                                                       53,605            53,946
Payments on long-term obligations                                                        (48,002)          (52,122)
                                                                                        --------          --------
Net cash provided by financing activities                                                  5,603             2,077
Effect of exchange rate changes on cash                                                     (228)              168
                                                                                        --------          --------
Net decrease in cash and cash equivalents                                                  2,430           (10,654)
Cash and cash equivalents at beginning of period                                           1,512            11,868
                                                                                        --------          --------

Cash and cash equivalents at end of period                                              $  3,942          $  1,214
                                                                                        ========          ========










The accompanying notes are an integral part of these consolidated financial statements.

                                FRONTSTEP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (unaudited)

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

         The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine months ended March 31, 2002 and 2001, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2001 ("Annual Report"). The results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of the results to be expected for a full year.

         Comprehensive Income. The only item in addition to net income that is included in comprehensive income is the foreign currency translation adjustment. Comprehensive income (loss) for the three and six months ended March 31, 2002 and 2001 is as follows (in thousands):


                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                        MARCH 31,                  MARCH 31,
                                                                ----------------------      ----------------------
                                                                  2002          2001          2002          2001
                                                                --------      --------      --------      --------

       Net loss                                                 $   (950)     $(15,348)     $ (3,505)     $(19,854)
       Foreign currency translation adjustment, net of taxes        (147)         (725)         (148)       (1,121)
                                                                --------      --------      --------      --------

       Comprehensive loss, net of taxes                         $ (1,097)     $(16,073)     $ (3,653)     $(20,975)
                                                                ========      ========      ========      ========

         Minority Interest. In June 1998, Frontstep Computer Systems (Singapore) Pte, Ltd, a wholly-owned subsidiary of the Company, sold previously un-issued shares of common stock (representing a 13.3% interest in that subsidiary) for $2,000,000 to an investor not affiliated with the Company. No gain or loss was recognized on the sale of the subsidiary stock.

         The Company and the minority interest investors also entered into a put option agreement which provided that during a six month period commencing September 1, 2001, the minority interest investors had the right to put their shares in the subsidiary to the Company at a formula price as provided in the put option agreement, not to be less than $2,000,000. The minority interest in the subsidiary was adjusted to its expected redemption value each period as a credit or charge to income until the put was exercised or the redemption period expired.

         As of March 31, 2002 the Company had re-classified $2,000,000 from minority interest to current liabilities, current portion of long-term obligations, because the minority interest investors exercised their put option rights. The Company and minority interest investors are currently negotiating the final terms of payment of the amount due. However, the Company anticipates the payment will be due with accrued interest by September 1, 2002.

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

         In connection with the Credit Facility, Foothill was granted a warrant to purchase 550,000 of the Company's common shares priced at the current market price at closing of the transaction ($3.36 per share), which expire in July 2006. The warrant is subject to certain anti-dilution provisions as defined in the warrant agreement. The relative fair value of the warrant, $1,276,000, was recorded as a debt discount and is being amortized as interest expense over the three-year term of the Credit Facility. As of March 31, 2002, the unamortized balance of the debt discount was $957,000.

         In connection with the grant of the warrants to Foothill as discussed above, and pursuant to the contractual terms of the warrant agreement associated with the private placement of preferred shares by the Company in fiscal 2000, the original exercise price of $15.00 per share for the existing warrants to purchase 453,546 common shares of the Company issued in fiscal 2000 was adjusted to $3.36 per share. Because this change in price was due to contractual provisions already in place at the inception of the arrangement, there is no impact on the Company's financial statements.

         On November 9, 2001, the Company and Foothill amended the Credit Facility to allow for temporary increased borrowing capacity through January 31, 2002. Also as part of the amendment, all financial covenants were modified to give account to the current economic conditions affecting the Company. The modification of the financial covenants was effective starting as of September 29, 2001.

         On February 14, 2002, the Company and Foothill amended the Credit Facility, again due to economic conditions affecting the Company. The amendment provides the Company with certain additional borrowing availability on a temporary basis until July 15, 2002 and allows the Company to defer principal payments due under the primary term note for a six-month period commencing in January 2002. Also, the financial covenants were modified to reflect the current economic environment. Fees associated with the amendment to the credit facility of $900,000 have been recorded in current portion of long-term obligations, are payable in nine installments commencing July 2002 and are being amortized as interest expense over the remaining life of the credit facility.

         As of March 31, 2002, the Company was not in compliance with certain financial covenants under the Credit Facility as a result of its reported losses for the three months ended March 31, 2002. The noncompliance does not relate to any payment due under the Credit Facility. On May 13, 2002, effective as of March 31, 2002, the Company and Foothill amended the Credit Facility to waive the conditions of noncompliance and to reset the related financial covenants as of March 31, 2002 and for the remainder of the Company's fiscal year.

NOTE 3 - RESTRUCTURING AND OTHER CHARGES

         Fiscal 2001 Restructuring. In April 2001, the Company commenced a broad restructuring plan to reduce operating costs by reducing its worldwide workforce by approximately 20%, or 162 employees, all of which were direct employees involved in all aspects of the Company's business, both domestic and international; discontinuing certain product development and other non-essential activities, including terminating activities related to its SyteCentre product and exiting certain license agreements; and closing certain office facilities in Arizona, California, Canada and Asia. In relation to this restructuring plan, the Company also wrote-off certain accounts receivable and other non-performing assets. The accounts receivable write-offs were recorded to reflect accounts deemed to be uncollectible due to economic and other situations that occurred subsequent to the recording of the sales related to those receivables. The non-performing assets are no longer in use and were completely written off.

         As a result of this restructuring plan, the Company recorded pre-tax restructuring and other charges of $8,493,000 and $4,500,000 in the three months ended March 31, 2001 and June 30, 2001, respectively.

         The following table displays a roll-forward of the accruals established for the restructuring and other charges from the announcement of the plan to March 31, 2002 (in thousands):

(IN THOUSANDS)                         INITIAL      AMOUNTS       ACCRUAL        AMOUNTS       AMOUNTS      ACCRUAL
                                        CHARGE      USED IN       BALANCE      RECLASSIFIED    USED IN      AT MARCH
                                                    FISCAL        AT JUNE         IN 2002       FISCAL      31, 2002
                                                      2001       30, 2001                        2002
                                     ----------   ----------    -----------    -----------    ----------   ----------

Termination costs related to
employees                              $ 2,182       $ 1,770       $   412       $   723        $   570       $   565
Exit costs:
     Facility closure costs              1,158           280           878          (248)           222           408
     Contract termination liabilities      900           120           780          (475)           215            90
Accounts receivable write-offs           6,840         6,840          --            --             --            --
Product asset write-offs:
     Write-off of capitalized
software balances                        1,913         1,913          --            --             --            --
                                       -------       -------       -------       -------        -------       -------
Total                                  $12,993       $10,923       $ 2,070       $     0        $ 1,007       $ 1,063
                                       =======       =======       =======       =======        =======       =======


         The amounts used of $1,007,000 and $10,923,000 in fiscal 2002 and 2001, respectively, reflects cash payments of $3,097,000 and non-cash charges of $8,833,000. During fiscal 2002, the Company reclassified estimated amounts previously allocated in the restructuring reserve, as noted in the above chart, to reflect the actual amounts needed for each category. The remaining accrual of $1,063,000, which is included in accounts payable and accrued expenses, represents cash payments to be made over the course of remaining contracts through 2004.

         Fiscal 2000 Restructuring. In July 2000, the Company commenced a restructuring to discontinue certain business operations, write off non-performing assets that were no longer in use and complete other cost reductions to better focus on its core business strategy. The Company recorded a non-recurring charge of $3,011,000, pre-tax, in the three months ended June 30, 2000 and an additional non-recurring charge of $2,163,000, pre-tax, in the three months ended September 30, 2000. All restructuring payments were paid during the year ended June 30, 2001 and no accruals remain for these costs as of June 30, 2001.

         The following table displays a roll-forward of the accruals at June 30, 2000 and June 30, 2001 established for the structural changes:

                                                          INITIAL CHARGE     AMOUNTS USED       ACCRUAL AT
2000                                                           IN                IN                JUNE 30,
(IN THOUSANDS)                                                2000           FISCAL 2000            2000
                                                              ----           -----------            ----

Loss on sale of Visual Applications Software,
     Inc. assets .......................................      $  429             $  429               --
Accounts receivable write-offs .........................         714                714               --
Product asset write-offs:
  Write-off of e-mongoose capitalized software .........       1,868              1,868               --
                                                              ------             ------             ------
Total ..................................................      $3,011             $3,011             $ --
                                                              ======             ======             ======



                                                          INITIAL CHARGE     AMOUNTS USED       ACCRUAL AT
2001                                                           IN                IN              JUNE 30,
(IN THOUSANDS)                                                2001           FISCAL 2001          2001
                                                              ----           -----------          ----

Termination costs to employees.........................     $    2,163        $    2,163            --

NOTE 4 - EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                        MARCH 31,                    MARCH 31,
                                                              -------------------------     -------------------------
                                                                  2002          2001           2002           2001
                                                              ----------     ----------     ----------     ----------

         Numerator for basic and diluted loss per share -
            net loss                                          $     (950)    $  (15,348)    $   (3,505)    $  (19,854)
                                                              ==========     ==========     ==========     ==========

         Denominator for basic loss per share - weighted
            average common shares outstanding                      7,568          7,563          7,568          7,524
            Effect of dilutive employee stock options and           --             --             --             --
              warrants
                                                              ----------     ----------     ----------     ----------
         Denominator for diluted loss per share - adjusted
            weighted average common shares and assumed
            conversions                                            7,568          7,563          7,568          7,524
                                                              ==========     ==========     ==========     ==========

         Basic net loss per share                             $    (0.13)    $    (2.03)    $    (0.46)    $    (2.64)
                                                              ==========     ==========     ==========     ==========

         Diluted net loss per share                           $    (0.13)    $    (2.03)    $    (0.46)    $    (2.64)
                                                              ==========     ==========     ==========     ==========


         During the three and nine months ended March 31, 2001 and March 31, 2002, common share equivalents in stock options, warrants and convertible preferred shares were outstanding. However, such common share equivalents were not included in the computation of diluted net income per share because the Company reported a net loss for the period and, therefore, the effect would be anti-dilutive. As of March 31, 2002, 1,705,247 common share equivalents in stock options and 3,631,278 common share equivalents in warrants, convertible and preferred stock were outstanding.

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

         As of March 31, 2002, the Company had unamortizable intangible assets consisting only of goodwill of $7,883,000. The change in goodwill from June 30, 2001 results from fluctuations in foreign currency exchange rates. The Company's amortizable intangible assets include only purchased software. The gross carrying amount of purchased software as of March 31, 2002 was $2,696,000 and accumulated amortization of purchased software was $2,098,000. In accordance with the provisions of SFAS No. 142, the Company performed the appropriate transitional impairment tests and determined that there is no transitional impairment loss as of July 1, 2001. Also in accordance with the provisions of SFAS No. 142, the Company reassessed the useful lives of all purchased software and determined that no adjustments were necessary.

         The following table illustrates what reported net income (loss) and net income (loss) per share would have been in the periods presented exclusive of amortization expense recognized in those periods related to goodwill (in thousands, except per share data):


                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   MARCH 31,                     MARCH 31,
                                                            -----------------------      -------------------------
                                                                2002         2001           2002           2001
                                                            ----------   ----------      ----------     ----------

         Numerator for basic and diluted loss per share -
            net loss                                        $     (950)  $  (15,348)     $   (3,505)    $  (19,854)
            Goodwill amortization                                 --            289            --              866
                                                            ----------   ----------      ----------     ----------
         Adjusted net income /(loss)
                                                            $     (950)  $  (15,059)     $   (3,505)    $  (18,988)
                                                            ==========   ==========      ==========     ==========

         Basic and diluted net income (loss) per share:
              Net income (loss)
                                                            $    (0.13)  $    (2.03)     $    (0.46)    $    (2.64)

              Goodwill amortization                               --     $     0.04            --       $     0.12
                                                            ----------   ----------      ----------     ----------

              Adjusted net income (loss)                    $    (0.13)  $    (1.99)     $    (0.46)    $    (2.52)
                                                            ==========   ==========      ==========     ==========

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

          Summarized financial information attributable to each of the Company's geographic areas is shown in the following table (in thousands, except percentage data):

                                                            NORTH AMERICA     ASIA/PACIFIC          EUROPE
                                                           ---------------    ------------       ------------

         THREE MONTHS ENDED MARCH 31, 2002
         Total revenue                                        $ 15,357          $  2,668          $  3,999
         Operating income (loss) before amortization
            of intangibles                                        (767)                9               205
         Operating income (loss)                                (1,200)                9               205

         THREE MONTHS ENDED MARCH 31, 2001
         Total revenue                                        $ 21,020          $  2,616          $  3,536
         Operating loss before amortization of
            intangibles and special charges                     (4,774)             (821)             (174)
         Operating loss                                        (12,224)           (2,071)             (795)

         NINE MONTHS ENDED MARCH 31, 2002
         Total revenue                                        $ 50,981          $  7,661          $ 11,815
         Operating income (loss) before amortization
            of intangibles                                      (1,905)              (71)              712
         Operating income (loss)                                (3,205)              (71)              669

         NINE MONTHS ENDED MARCH 31, 2001
         Total revenue                                        $ 70,030          $  8,779          $ 10,459
         Operating income (loss) before amortization
            of intangibles and special charges                  (7,113)           (1,454)              109
         Operating loss                                        (18,127)           (2,737)             (746)


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

NOTE 8 - CONVERTIBLE NOTES OFFERING

         On March 7, 2002, the Company executed an agreement pursuant to which certain holders of its Series A Convertible Participating Preferred Stock and certain members of the Company's Board, including the Company's founder, agreed to provide $5.0 million to the Company for working capital needs in exchange for convertible notes (the "Convertible Notes") with a term expiring May 2004. The Convertible Notes will be entitled, upon issuance, to convert into the Company's common stock based on a conversion price equal to 80% of the market value of the Company's common stock for a specified period prior to closing. The Convertible Notes will be subordinated to Foothill and will bear interest at 10%. Also under the terms of the agreement, $1.5 million of the offering in the form of "Initial Notes" was provided to the Company on March 7, 2002. These Initial Notes are due May 2004 or, at the option of the holders August 31, 2002 if the convertible note offering is not completed. The Company issued 600,000 warrants to the holders of the Initial Notes with an exercise price of $0.01 per share. Of those warrants, 240,000 warrants issued to directors are not exercisable until shareholder approval is obtained. Also relating to the execution of the agreement, the Company and the holders of Series A Preferred Stock agreed that the conversion price for the Series A Preferred Stock would be immediately reset from $12.00 per share to $6.00 per share and, in exchange, all other anti-dilution rights with respect to the convertible note offering would be waived. The completion of the offer is subject to, among other things, shareholder approval that the Company expects to obtain at a special meeting of shareholders scheduled for June 20, 2002. See item 2(c)-Sale of Unregistered Securities.

         The Company recorded the relative fair value of the 600,000 warrants issued in connection with the Initial Notes ($593,153) as a debt discount and is amortizing the debt discount over the three-year expected life of the Initial Notes. The Company also expects to record a non-recurring, non-cash charge in the June quarter when the Convertible Notes are issued to reflect the difference between the market price of the Company's common stock and the price of these equity instruments at the date of issuance.

NOTE 9 - PROVISION FOR INCOME TAXES

         In the current fiscal quarter, the Company booked a benefit of $1.1 million as a result of a tax law change contained in the Economic Stimulus package passed by the United States Congress in March 2002. This benefit is shown on the income statement net of the provision for income taxes incurred in certain foreign countries where taxable income was recorded and net of the adjustments to the valuation allowance.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current beliefs, plans, objectives and expectations of the Company's management. The words "expect," "anticipate," "intend," "plan," "believe," "estimate," "would" and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, improvement in demand for the Company's products, the ability of the Company to return to profitability, the ability of the Company to obtain additional financing when needed, and other factors set forth herein and in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the "Annual Report"). Unless required by law, the Company undertakes no obligation to update any forward-looking statements. However, readers should carefully review the risk factors set forth in each of the Company's reports or documents filed with the Securities and Exchange Commission.

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

OVERVIEW

      Frontstep, Inc. is a leading provider of integrated ERP software and services for mid-market manufacturing and distribution companies and business units of larger companies. Frontstep, Inc. and its subsidiaries are referred herein as the "Company" or "Frontstep".

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

         Throughout the quarter ended December 31, 2001, the Company believed that it was on track to continue to be profitable and to maintain a positive cash flow, both as a result of the cost savings achieved and a belief that our customers and potential customers would not continue to defer their buying decisions as they did in the September 2001 quarter. The Company had previously indicated that further economic slowdown and lessening of demand or a continuation of the uncertainty created by the war against terrorism could have a negative impact on the Company. In fact, these factors did impact the Company's operating results for the December quarter and the Company did not achieve its revenue expectations, primarily due to continued delays by customers and potential customers, particularly those in North America, in making critical buying decisions. As a result, Frontstep reported an operating loss of $2.3 million and a net loss of $2.7 million.

         Early in the quarter ended March 31, 2002 (the "current fiscal quarter" or "fiscal 2002 quarter") the Company announced that it would further reduce its operating costs by $8.0 million through reductions in personnel, facilities and other related costs. During the current fiscal quarter Frontstep completed nearly all of these actions and cost savings were approximately equal to $6.8 million of annualized savings have already taken effect.

         Our results for the current fiscal quarter continue to reflect the effects of delays by customers and potential customers, particularly in North America, in making critical buying decisions. For the current fiscal quarter, the Company reported revenue of $22.0 million, an operating loss of $1.0 million and a net loss of $0.9 million. The Company believes that the levels of its revenue throughout its business have stabilized and, with the exception of sales to new customers and prospects, have modestly improved during the current fiscal quarter. As a result of more stable revenue levels and the impact of its cost reduction actions, the Company expects to return to operating profitability and positive cash flows in the June 2002 quarter. Our expectations are for revenue of $22.5 to $23.5 million in the June and September quarters with operating income in the range of 2% to 5%. For the December 2002 quarter, Frontstep expects revenue of $24.0 to $26.0 million with operating income in the range of 5% to 10%.

         However, the country and the manufacturing industries that Frontstep serves have been in a recession since early in calendar 2001. While economic indicators have generally been more positive lately, it remains unclear when demand for Frontstep products and services will begin to increase. Differing conditions will alter the Company's beliefs about its financial results in the coming quarters and there can be no assurance that the Company will return to profitability and positive cash flows, or obtain the revenue or operating income targets above.

         PRIOR FINANCIAL RESULTS AND EVENTS. Since the second quarter of fiscal 2000, the Company has experienced changing market conditions resulting from a recession in many manufacturing industries. Well before these market changes began to affect results of operations, the Company began to enhance its product offerings beyond traditional ERP systems to participate in higher growth market segments. These enhancements included a comprehensive suite of integrated software and services that (1) support the management and resources of an enterprise, (2) support customer relationship management and other front office business activities and (3) support an enterprise's supply chain management activities. Frontstep has invested more than $55 million over the last few years and continue to invest in these enhancements and new product offerings.

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

         Consequently, in April 2001, the Company initiated a broad restructuring program in order to reduce operating costs. The Company's worldwide workforce was reduced by approximately 20%, certain product development and other non-essential activities were discontinued and certain Company offices around the world were closed. In the March and June 2001 quarters, the Company recorded an aggregate of approximately $13.0 million, pre-tax, in related restructuring charges and write-downs of related product assets and accounts receivable.

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

         Revenue is derived principally from the sale of internally produced software products and maintenance and support agreements from software sales. The Company licenses software generally under non-cancelable license agreements and provides product support services including training, installation, consulting and maintenance. License fees revenue is generally recognized when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. For customer license agreements which meet these recognition criteria, the portion of the fees related to software licenses, which is determined using the residual method, will generally be recognized in the current period, while the portion of the fees related to services is recognized as the services are performed. The amount allocated to services revenues is based on the Company's standard rate per hour. Revenue from maintenance and support agreements, which is determined based on renewal rates, is billed periodically, deferred and recognized ratably over the life of the agreements. In the event revenue is contingent upon customer acceptance criteria, the Company defers that revenue until the contingencies are resolved.

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

RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

      Revenue. Total revenue decreased $5.1 million, or 18.9%, to $22.0 million in the current fiscal quarter from $27.2 million in the three months ended March 31, 2001 (the "prior year fiscal quarter" or "fiscal 2001 quarter"). The total revenue mix is shown in the table below (in thousands, except percentage data):


                                                                      THREE MONTHS ENDED MARCH 31,
                                                              ---------------------------------------------
                                                                      2002                    2001
                                                              ---------------------   ---------------------

             License fees revenue                                 $7,482     34.0%       $10,724     39.5%
             Service revenue                                       5,589     25.4%         7,154     26.3%
             Maintenance and support revenue                       8,953     40.6%         9,294     34.2%
                                                              ---------------------   ---------------------

                 Total revenue                                   $22,024    100.0%       $27,172    100.0%
                                                              =====================   =====================

         License fees revenue decreased 30.2% in the fiscal 2002 quarter from the fiscal 2001 quarter. The Company believes that the decrease in license fees revenue in the fiscal 2002 quarter is industry wide and due to the current economic climate that is causing the Company's customers and potential customers to defer their buying decisions related to large capital investments, particularly information technology investments. The Company's license fees revenue in Europe and Asia Pacific each increased in the fiscal 2002 quarter over the fiscal 2001 quarter, so the Company believes the current economic situation has affected buyers in North America more significantly than in other countries. In addition license fees revenue from existing customers improved modestly in the current fiscal quarter. The Company expects that total license fees revenue will remain stable for the remainder of the fiscal year and will not begin to significantly grow again until the current economic climate improves and demand for our product improves as a result.

         Service revenue decreased 21.9% in the fiscal 2002 quarter from the fiscal 2001 quarter. The decrease is primarily the result of several straight quarters of continuing sluggish license fees revenue experienced by the Company. Service revenues in particular are directly dependent on new license purchases by new and existing customers. However, services revenue from existing customers is expected to improve modestly as a result of improvements in license sales to existing customers. On an overall basis, the Company expects that service revenues will continue to be adversely affected in the short-term and will improve in the quarters that follow increased license fee revenues.

         Maintenance and support revenue decreased 3.7% in the fiscal 2002 quarter from the fiscal 2001 quarter. Maintenance and support contracts and the related revenue from these contracts have remained steady during the last year despite the fact that the base of customers under such programs has grown slowly. The Company expects such revenues to remain stable in the short-term and to grow as license fees revenue grows.

         Cost of Revenue. Total cost of revenue as a percentage of total revenue decreased to 49.4% for the fiscal 2002 quarter from 54.5% for the fiscal 2001 quarter.

         Cost of license fees revenue decreased $0.5 million, or 11.2%, to $4.1 million in the fiscal 2002 quarter from $4.6 million in the fiscal 2001 quarter and as a percentage of license fees revenue, increased to 55.1% in the fiscal 2002 quarter from 43.3% in the fiscal 2001 quarter. The percentage increase is primarily attributable to the effects of product mix relative to third party royalty arrangements, discounting as a result of weakened demand and lower license fees revenue in general. Cost of license fees includes certain fixed components including amortization of capitalized software.

         Cost of service, maintenance and support revenue decreased $3.4 million, or 33.8%, to $6.7 million in the fiscal 2002 quarter from $10.2 million in the fiscal 2001 quarter. As a percentage of service and maintenance and support revenue, such costs decreased to 46.4% in the fiscal 2002 quarter from 62.0% in the fiscal 2001 quarter. The decrease is attributable to the higher percentage of maintenance and support revenue relative to services revenues in the current fiscal quarter. Maintenance and support revenue has higher margins than services revenues. This is offset by lower margins on services revenue in the current fiscal quarter than in the fiscal 2001 quarter due to the cost of personnel and certain fixed costs of service revenue.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.3 million, or 30.2%, to $10.1 million in the fiscal 2002 quarter from $14.4 million in the fiscal 2001 quarter. Such expenses as a percentage of total revenue decreased to 45.6% in the fiscal 2002 quarter from 53.0% in the fiscal 2001 quarter. The decrease in costs is attributable to the Company's restructuring efforts undertaken over the last twelve months. The Company expects that these costs will continue to decrease in the June quarter and will also continue to decrease as a percentage of total revenue, particularly when total revenue increases, since many of these costs are fixed in nature.

         Research and Development. Total research and development costs, including amounts capitalized, decreased $1.2 million or 24.5% to $3.7 million for the fiscal 2002 quarter from $4.9 million for the fiscal 2001 quarter but decreased only modestly as a percentage of total revenue to 16.6% in the fiscal 2002 quarter from 18.0% in the fiscal 2001 quarter. The decrease was primarily attributable to spending in the prior fiscal year on products and other development efforts that were discontinued as part of the Company's restructuring efforts in April 2001. Although total research and development spending decreased from the fiscal 2001 quarter, the Company is continuing to spend a substantial amount on the development of its expanded product offerings and product capabilities and development of future releases of the Company's ERP software. The Company believes that these investments are critical to the success and market acceptance of its new product offerings and total suite of integrated collaborative business systems.

         The Company capitalized research and development costs of $2.0 million during the fiscal 2002 quarter and $1.1 million during the fiscal 2001 quarter.

         Restructuring and Other Charges. The restructuring programs undertaken by the Company in July 2000 and March 2001 and their related costs are discussed above in Note 3 to the Notes to the Consolidated Financial Statements herein.

         Provision for (Benefit from) Income Taxes. The provision for (benefit from) income taxes for the fiscal 2002 and 2001 quarters reflects an effective tax benefit rate of 43% and 0%, respectively. In the current fiscal quarter, the Company booked a benefit of $1.1 million as a result of a tax law change contained in the Economic Stimulus package passed by the United States Congress in March 2002. This benefit is shown on the income statement net of the provision for income taxes incurred in certain foreign countries where taxable income was recorded and net of the adjustments to the valuation allowance.



      NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO NINE MONTHS ENDED MARCH 31, 2001

      Revenue. Total revenue decreased $18.8 million, or 21.1%, to $70.5 million in the nine months ended March 31, 2002 (the "current fiscal nine month period") from $89.3 million in the nine months ended March 31, 2001 (the "prior fiscal nine month period"). The total revenue mix is shown in the table below (in thousands, except percentage data):


                                                                         NINE MONTHS ENDED MARCH 31,
                                                              ---------------------------------------------
                                                                      2002                    2001
                                                              ---------------------   ---------------------

             License fees revenue                                $26,177     37.2%       $39,790     44.6%
             Service revenue                                      16,972     24.1%        23,148     25.9%
             Maintenance and support revenue                      27,308     38.7%        26,330     29.5%
                                                              ---------------------   ---------------------

                 Total revenue                                   $70,457    100.0%       $89,268    100.0%
                                                              =====================   =====================

         License fees revenue decreased 34.2% in the current fiscal nine month period from the prior fiscal nine month period. The Company believes that the decrease in license fees revenue in fiscal 2002 is industry wide and due to the same economic and other issues discussed above for the current fiscal quarter.

         Service revenue decreased 26.7% in the current fiscal nine month period from the prior fiscal nine month period. The decrease is primarily the result of continued sluggish license fees revenue experienced by the Company and the factors discussed above for the current fiscal quarter.

         Maintenance and support revenue increased 3.7% in the current fiscal nine month period from the prior fiscal nine month period. Maintenance and support contracts and the related revenue from these contracts have been stable in fiscal 2002, after significant growth in the several years preceding the last year, despite the sluggish license fees revenue during this period.

         Cost of Revenue. Total cost of revenue as a percentage of total revenue decreased to 48.0% for the current fiscal nine month period from 49.5% for the prior fiscal nine month period.

         Cost of license fees revenue decreased $1.8 million, or 12.1%, to $12.8 million in the current fiscal nine month period from $14.6 million in the prior fiscal nine month period and as a percentage of license fees revenue, increased to 48.9% in the current fiscal nine month period from 36.6% in the prior fiscal nine month period. The percentage increase is primarily attributable to the same factors as discussed above for the current fiscal quarter.

         Cost of service, maintenance and support revenue decreased $8.6 million, or 29.1%, to $21.0 million in the current fiscal nine month period from $29.6 million in the prior fiscal nine month period and as a percentage of service, maintenance and support revenue, decreased to 47.4% in the current fiscal nine month period from 59.8% in the prior fiscal nine month period. The decrease is attributable to the higher percentage of maintenance and support revenue relative to services revenue in the current fiscal nine month period and the other factors discussed above for the current fiscal quarter.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $9.8 million, or 22.9%, to $32.9 million in the current fiscal nine month period from $42.6 million in the prior fiscal nine month period. Such expenses as a percentage of total revenue decreased to 46.6% in the current fiscal nine month period from 47.8% in the prior fiscal nine month period. The decrease in costs is attributable to the Company's restructuring efforts undertaken over the last twelve months.

         Research and Development. Total research and development expenses, including amounts capitalized, decreased $4.4 million or 30.2%, to $10.2 million for the current fiscal nine month period from $14.7 million for the prior fiscal nine month period and decreased as a percentage of total revenues to 14.5% in the current fiscal nine month period from 16.4% in the prior fiscal nine month period. The decrease was primarily attributable to spending in the prior fiscal year on products and other development efforts that were discontinued as part of the Company's restructuring efforts in April 2001 and, to a lesser extent, to a reduction in headcount from the Company's restructuring efforts. Although total spending on research and development has declined in the current fiscal year, the Company is continuing to spend a substantial amount on the development of its expanded product offerings and product capabilities and development of future releases of the Company's ERP software. The Company believes that these investments are critical to the success and market acceptance of its new product offerings and total suite of integrated collaborative business systems.

         The Company capitalized research and development costs of $5.2 million during the current fiscal nine month period and $3.7 million during the prior fiscal nine month period.

         Restructuring and Other Charges. The restructuring programs undertaken by the Company in July 2000 and March 2001 and their related costs are discussed above in Note 3 to the Notes to Consolidated Financial Statements herein.

         Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes for the current and prior fiscal nine month periods reflects an effective tax benefit rate of 17% and 9%, respectively. The effective tax rate in the current fiscal nine month period differs from the expected corporate tax rate primarily due to valuation allowances recorded against the deferred tax assets related to net operating losses incurred domestically and foreign losses incurred in countries where no tax benefits will be received for the losses. The Company booked a benefit of $1.1 million in the current fiscal quarter as a result of a tax law change contained in the Economic Stimulus package passed by the United States Congress in March 2002. This benefit is shown on the income statement net of the provision for income taxes incurred in foreign countries where taxable income was recorded and net of the adjustments to the valuation allowance.


QUARTERLY RESULTS

      The Company's results of operations have fluctuated on a quarterly basis. The Company's expenses, with the principal exception of sales commissions and certain components of cost of revenue, are generally fixed and do not vary with revenue. As a result, any shortfall of actual revenue in a given quarter would adversely affect net earnings for that quarter.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, the Company had cash and cash equivalents of $3.9 million and working capital of $4.9 million. During the current fiscal year, the Company had net cash provided by operating activities of $2.2 million, including cash expenditures for restructuring as described in Note 3 to Consolidated Financial Statements in Item 1 above. The Company purchased $0.3 million of property and equipment and used $5.2 million in relation to capitalized software. Net cash provided by financing activities for the current fiscal year was $5.9 million. Gross borrowings on Term Note A (see below) were $13.9 million at March 31, 2002. Gross borrowings on the revolving credit facility were $0.8 million as of March 31, 2002.

         In July 2001, the Company obtained a Credit Facility with Foothill Capital Corporation (the "Credit Facility"). The Credit Facility includes a $15.0 million, three-year term note ("Term Note A") and a $10.0 million revolving credit facility. Availability under the Credit Facility is based on and secured by qualifying accounts receivable originating within the United States and Canada. The revolving credit facility bears interest either at the Federal Funds rate plus 1.5%, or at the Eurodollar market rate plus 3.0%. Term Note A bears interest at the rate of 10.5% plus 1.5% per annum added to principal. Term Note A is payable in monthly installments which commenced October 1, 2001. The Credit Facility is subject to customary terms and conditions and includes financial covenants for maintenance of a minimum tangible net worth, a minimum level of earnings before interest, taxes, depreciation and amortization and a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization. The proceeds from the Credit Facility were used to repay, in full, the Company's revolving credit facility with PNC Bank, National Association.

         On February 14, 2002, the Company and Foothill amended the Credit Facility. The amendment provides the Company with certain additional borrowing availability on a temporary basis until July 15, 2002 and allows the Company to defer principal payments due under Term Note A for a six-month period commencing in January 2002. Also, the financial covenants relating to the Credit Facility were modified to reflect the current economic environment.

         As of March 31, 2002, the Company was not in compliance with certain financial covenants under the Credit Facility as a result of its reported losses for the three months ended March 31, 2002. The noncompliance does not relate to any payment due under the Credit Facility. On May 13, 2002, effective as of March 29, 2002, the Company and Foothill amended the Credit Facility to waive the conditions of noncompliance and to reset the related financial covenants as of March 31, 2002 and for the remainder of the Company's fiscal year.

         On March 7, 2002, the Company executed an agreement pursuant to which certain holders of its Series A Convertible Participating Preferred Stock and certain members of the Company's Board, including the Company's founder, agreed to provide $5.0 million to the Company for working capital needs in exchange for convertible notes (the "Convertible Notes") with a term expiring May 2004. The Convertible Notes, upon issuance, will be entitled to convert into the Company's common stock based on a conversion price equal to 80% of the market value of the Company's common stock for a specified period prior to closing. The Convertible Notes will be subordinated to Foothill and will bear interest at 10%. Also under the terms of the agreement, $1.5 million of the offering in the form of "Initial Notes" was provided to the Company on March 7, 2002. These Initial Notes are due May 2004 or, at the option of the holders August 31, 2002 if the convertible note offering is not completed. The Company issued 600,000 warrants to the holders of the Initial Notes with an exercise price of $0.01 per share. Of these warrants, 240,000 warrants issued to directors are not exercisable until shareholder approval is obtained. Also relating to the execution of the agreement, the Company and the holders of Series A Preferred Stock agreed that the conversion price for the Series A Preferred Stock would be immediately reset from $12.00 per share to $6.00 per share and, in exchange, all other anti-dilution rights with respect to the agreement would be waived. The completion of the offer is subject to, among other things, shareholder approval that the Company expects to obtain at a special meeting of shareholders scheduled for June 20, 2002. See Item 2(c)-Sale of Unregistered Securities.


         While the Company has had difficulty over the last twelve months meeting operating needs and debt obligations, primarily as a result of economic conditions in the industry and related shortfall in revenues, the Company believes that the additional borrowing availability under the Credit Facility, the infusion of the $1.5 million from the Initial Notes and the completion of the Convertible Note offering upon shareholder approval will be sufficient to meet the Company's debt obligations and operating needs in the coming twelve months. While the Company believes it will obtain shareholder approval for the Convertible Notes, there can be no assurance, however, that the Company will obtain such approval. The Company will be investigating alternative sources of debt or equity funding in the interim period and expect that, if such shareholder approval is not obtained, other sources to meet its working capital needs will be identified and pursued.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Foreign Exchange. Frontstep's revenues originating outside of North America were 30% and 23% of total revenue for the current and prior year fiscal quarters, respectively, and 28% and 22% for the current and prior fiscal nine month periods, respectively. By geographic region, revenues originating in Europe were 18% and 13% of total revenue for the current and prior year fiscal quarters, respectively, and 17% and 12% for the current and prior fiscal nine month periods, respectively. Revenues originating in Asia Pacific were 12% and 10% of total revenue for both the current and prior year fiscal quarters, respectively, and 11% and 10% for the current and prior fiscal nine month periods, respectively. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

         The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs of software, including certain development costs, incurred in the United States are charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company also is exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which the Company conducts its operations as compared to the U.S. dollar and future operating results will be affected by gains and losses from foreign currency exposure.

         The Company does not currently hedge against losses arising from its foreign currency exposure. The Company has considered the potential impact of a 10% adverse change in foreign exchange rates and it believes that such a change would not have a material impact on the Company's financial results or its financial condition in the coming fiscal year.

         Interest Rates. The Company invests its surplus cash in financial instruments such as short-term marketable securities and interest-bearing time deposits. The Company also incurs interest at variable rates, dependent upon the prime rate, LIBOR rate or Eurodollar rate that may be in effect from time to time. The Company has considered the potential impact of an adverse change in interest rates of one hundred basis points and it believes that such a change would not have a material impact on the Company's financial results or its financial condition in the coming fiscal year.









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

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

      (a)   None.

      (b)   None.

      (c)   Sale of Unregistered Securities

                  On March 7, 2002, the Company issued and sold its 10%
            subordinated notes due May 10, 2004 or, at the option of the holders, due August 31, 2002, in the aggregate principal amount of $1.5 million (the "Initial Notes") and warrants to purchase 600,000 common shares (the "Warrants") for an aggregate of $1.5 million in cash pursuant to a Securities Purchase Agreement between the Company and the investors named therein, including, among others, two directors of the Company (the "Agreement"). The Initial Notes and the Warrants were not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon an exemption from registration under Section 4(2) of the Act and Rule 506 promulgated under the Act by the Securities and Exchange Commission (the "Commission").

                  Under the Agreement, the Company also has agreed to issue and sell to the investors named therein, subject to certain conditions, including approval of Frontstep shareholders, additional 10% subordinated notes due May 10, 2004 in the aggregate principal amount of $3.5 million for $3.5 million in cash (the "Convertible Notes"). The terms of the Convertible Notes would be substantially the same as the terms of the Initial Notes.

                  The Initial Notes are unsecured and bear interest, commencing on March 7, 2002, at a rate of 10% per annum, payable in arrears on March 31, June 30, September 30 and December 31 of each year in which the Initial Notes are outstanding. After issuance of the Convertible Notes, and subject to the prior approval of shareholders of the Company of the issuance of common shares upon conversion of the Initial Notes, the Initial Notes will become convertible at any time and from time to time, in whole or in part, at the option of the holder into common shares of the Company at an initial conversion price equal to 80% of the daily price per common share (e.g., the last reported sale price per share on such day on the Nasdaq National Market System) for the ten (10) consecutive trading days immediately preceding the two (2) consecutive trading days immediately prior to the shareholders meeting at which such issuance of common shares is approved. The conversion price of the Initial Notes will be subject to adjustment from time to time on a weighted average basis in case of certain events which would have a dilutive affect on the conversion price of the Initial Notes.

                  The Warrants expire on March 7, 2012 and are exercisable by the holders, in whole or in part, at any time, or from time to time, at an exercise price of $0.01 per share, subject to adjustments, except that the Warrants issued to Lawrence J. Fox and James A. Rutherford, each a director of the Company, are not exercisable until the issuance of the Warrants to them is approved by Frontstep shareholders.

                  A special meeting of Frontstep shareholders to consider and vote upon, among other things, a proposal to approve the issuance of the Convertible Notes, the issuance of common shares upon conversion of the Initial Notes and the issuance of that portion of the Warrants issued to Messrs. Fox and Rutherford pursuant to the Agreement is scheduled to be held on June 20, 2002. The Company filed proxy materials relating to the special meeting with the Commission on May 8, 2002.

                  The sale of the Initial Notes and the Warrants was reported previously in a Current Report on Form 8-K dated March 7, 2002 filed by the Company with the Commission.


ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

      (a) As of March 31, 2002, the Company was not in compliance with certain covenants under the Credit Facility, particularly covenants requiring the maintenance of minimum levels of net worth and cumulative EBITDA, as a result of its reported losses. The noncompliance does not relate to any payment due under the Credit Facility.

            On May 13, 2002, the Company and Foothill have amended the Credit Facility to waive the conditions of noncompliance as of March 31, 2002, to reset the related financial covenants and to adjust certain other provisions of the Credit Facility agreement.

      (b)   Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5.      OTHER INFORMATION.

      None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

      (a) See Index to Exhibits filed with this Quarterly Report on Form 10-Q following the Signature Page.

      (b)   Reports on Form 8-K.


            The Company filed a current report dated Form 8-K on January 10, 2002 indicating under Item 5 (Other Events) that a press release had been issued on January 9, 2002 to announce the registrant's preliminary results for the second quarter of fiscal 2002 ended December 31, 2001. The release was attached thereto as an exhibit for further description of the event.

            The Company filed a current report on Form 8-K, dated March 7, 2002, to report under Item 5 (Other Events) the execution of the Agreement and the issuance of the Initial Notes and the Warrants by the registrant pursuant to the Agreement. Copies of the Agreement, the form of the Initial Note, the form of the Convertible Note, the form of the Warrant and press release relating to the transactions were included as exhibits to the Form 8-k.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FRONTSTEP, INC.



Dated:  May 14, 2002            By:   /s/ Daniel P. Buettin
        ------------               --------------------------------------------
                                      Daniel P. Buettin
                                      Vice President, Chief Financial Officer
                                      and Secretary
                                      (on behalf of the Registrant and as
                                      Principal Financial Officer)

                                INDEX TO EXHIBITS


Exhibit No.             Description                                     Page
-----------             -----------                                     ----
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

Exhibit No.             Description                                     Page
-----------             -----------                                     ----
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

4(d)                    Amended and Restated Investor Rights            Incorporated herein by reference to Exhibit 4(a)
                        Agreement, dated as of March 7, 2002,           to the Company's Current Report on Form 8-K
                        among the Company and the Investors             dated March 7, 2002 (File No. 0-19024)
                        identified therein

4(e)                    Warrant for the Purchase of Shares of           Incorporated herein by reference to
                        Common Stock of the Company issued to           Exhibit 4(f) to the Company's Annual
                        Morgan Stanley Dean Witter Venture              Report on Form 10-K for the fiscal quarter
                        Partners IV, L.P. on May 10, 2000, and          ended June 30, 2001 (File No. 0-19024)
                        Exhibit A, identifying other identical
                        warrants issued to the investors
                        identified on Exhibit A on the dates
                        indicated, for the number of common
                        shares listed on Exhibit A

4(f)                    Assignment and Assumption Agreement, by         Incorporated herein by reference to
                        and between Morgan Stanley Dean Witter          Exhibit 4(g) to the Company's Annual
                        Equity Funding, Inc. and the Originators        Report on Form 10-K for the fiscal quarter
                        Investment Plan, L.P., dated November 24,       ended June 30, 2001 (File No. 0-19024)
                        2000

4(g)                    Common Share Purchase Warrant, dated July       Incorporated herein by reference to
                        17, 2001, issued to Foothill Capital            Exhibit 4(g) to the Registrant's Annual
                        Corporation                                     Report on Form 10-K for the fiscal year
                                                                        ended June 30, 2001 (File No. 0-19024)

4(h)                    Registration Rights Agreement, dated July       Incorporated herein by reference to
                        17,  2001, by and between the Registrant        Exhibit 4(g) to the Registrant's Annual
                        and Foothill Capital Corporation                Report on Form 10-K for the fiscal year
                                                                        ended June 30, 2001 (File No. 0-19024)


Exhibit No.             Description                                     Page
-----------             -----------                                     ----
4(i)                    Form of Warrant for the purchase of             Incorporated herein by reference to
                        Common Shares of the Registrant dated           Exhibit 4(b) to the Registrant's Current
                        March 7, 2002                                   Report on Form 8-K dated March 7, 2002

4(j)                    Form of Initial Note issued by Registrant       Incorporated herein by reference to
                                                                        Exhibit 4(c) to the Registrant's Current
                                                                        Report on Form 8-K dated March 7, 2002

10                      Securities Purchase Agreement dated March       Incorporated herein by reference to
                        7, 2002                                         Exhibit 10 to the Registrant's Current
                                                                        Report on Form 8-K dated March 7, 2002