Form 10-K/A
period 2001-06-30
FRONTSTEP INC
filed 2002-09-30
CIK 872443

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                    (AMENDED)

(Mark One)

         |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER: 0-19024
                                 -------------

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
|-|

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

================================================================================

                        FRONTSTEP, INC. AND SUBSIDIARIES
                 FISCAL YEAR 2001 FORM 10-K/A AND ANNUAL REPORT

This Amendment No 1 to Form 10-K/A ("Form 10-K/A") amends Item 6, 7 and 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2001 including the consolidated financial statements therein, that was originally filed on September 28, 2001.

As described in Note 3 to consolidated financial statements, a restatement has been made to correct the previously reported financial results due to an isolated error in third-party software used by the Company which affected the timing of recognition of revenue from renewals of the Company's maintenance and support contracts. In addition, the Company has made reclassifications of certain charges out of restructuring to either cost of revenue or selling, general and administrative expenses. This amendment does not otherwise update the other information in the originally filed Form 10-K to reflect events after the original filing date.


                                      INDEX

                                                                                                                      PAGE

                                     PART I

Item 1.           Business......................................................................................        3
Item 2.           Properties....................................................................................       12
Item 3.           Legal Proceedings.............................................................................       12
Item 4.           Submission of Matters to a Vote of Securities Holders.........................................       12

                                                       PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters.........................       12
Item 6.           Selected Financial Data.......................................................................       13
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations.........       14
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk....................................       26
Item 8.           Financial Statements and Supplementary Data...................................................       30
Item 9.           Changes and Disagreements with Accountants on Accounting and Financial Disclosure.............       56

                                                      PART III

Item 10.          Directors and Executive Officers of the Registrant............................................       57
Item 11.          Executive Compensation........................................................................       57
Item 12.          Security Ownership of Certain Beneficial Owners and Management................................       57
Item 13.          Certain Relationships and Related Transactions................................................       57

                                                       PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................       58


                                  ------------

                           FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Annual Report on Form 10-K/A contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current beliefs, plans, objectives and expectations of the Company's management. The words "expect," "anticipate," "intend," "plan," "believe," "estimate," "would" and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors That May Affect Future Results and Market Price of Stock". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q to be filed in the coming year.

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

         According to AMR Research, a software market analysis firm, the worldwide marketplace for each of the major product markets and projected annual growth rates are estimated to be approximately as follows:

                                                   WORLDWIDE          WORLDWIDE
         SOFTWARE MARKET                         REVENUES 2000      REVENUES 2004    GROWTH RATE
         ---------------                         -------------      -------------    -----------
                                                          (IN BILLIONS)
         e-commerce............................    $    2.0         $    17.0             53%
         Supply chain management...............         4.0              23.0             41%
         Customer relationship management......         5.0              23.0             36%
         Enterprise resource planning..........        16.0              24.0              8%

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

                  SyteLine ERP has been configured to operate with add-on capabilities that include:

                  - Configuration--product configuration for sales order and manufacturing

                  - Advanced Planning and Scheduling (APS)--real-time inventory and capacity planning

                  -        Business Intelligence--data analysis and charting

                  - Workflow Automation--business process definition and execution

                  - Advanced Forms--design and deployment of custom laser printed forms

                  - Business Process Management--process documentation tool for implementation and ISO compliance

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

         Front Office products include:

                  - Customer Relationship Management ("CRM")--sales force automation (SFA), contact & customer management, marketing, customer service and order management tools

                  - Active Link--application integration, business process automation and collaboration platform

                  -        Customer Center--B2B storefront

                  - Intelligence--business intelligence tools and data marts for data mining

                  - Web Configuration--product and sales order configuration

                  -        Advanced Pricing--web based pricing application

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

         Supply Chain products include:

                  - Supply Chain Center--starting point when accessing sourcing and promising engines to balance supply and demand between multiple sites and suppliers

                  - Intelligent Sourcer--sourcing engine between multiple sites or suppliers based on rules to balance demand and supply

                  -        Point Promiser--promising engine for
                           Available-to-Promise (ATP) collaboration that balances inventory availability

                  - Capacity Promiser--promising engine for Capacity Promise (CP) collaboration that balances selected materials and rate based capacity

                  - Advanced Planning and Scheduling (APS)--promising engine for Capable-to-Promise (CTP) collaboration that balances materials and capacity in real-time, connects to other promising engines for cascading supply chain synchronization

                  Frontstep Knowledge Zone. Frontstep Knowledge Zone is our subscription-based, on-line education service. Users can access education for Frontstep solutions anytime and anywhere they have Internet access. It is a convenient, low cost alternative to hardcopy training manuals and classroom education.

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

                                                                                                             ASIA/
                                                                       NORTH AMERICA       EUROPE           PACIFIC
                                                                       -------------       ------           -------
         FISCAL 2001
         Total revenue........................................         $    91,508      $    14,736       $    10,832
         Operating income (loss)..............................             (25,190)            (189)           (2,238)
         Long-lived assets....................................               6,822              312               512

         FISCAL 2000
         Total revenue........................................         $   103,065      $    13,941       $    11,902
         Operating income (loss)..............................              (5,737)          (3,904)           (1,155)
         Long-lived assets....................................               7,135              383               468

         FISCAL 1999
         Total revenue........................................         $   100,950      $    16,400       $    11,722
         Operating income (loss)..............................               7,728           (1,383)              709
         Long-lived assets....................................               7,330              392               475

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

COMPETITION

         The market for enterprise solutions is intensely competitive, rapidly changing and highly fragmented, which has become even more fragmented with technology changes and the perceived opportunities for e-business applications. This market is also significantly affected by new product offerings and other market activities. We have a large number of competitors that vary in size, computing environments and overall product scope. Within our market, the primary competition comes from independent software vendors in three distinct groups:
(1) traditional enterprise software developers, including J.D. Edwards & Co., QAD, Inc., Oracle Corporation, IFS and Epicor Software Corporation; (2) large software developers focusing on more specialized point solutions such as CRM software or supply chain management; and (3) newer companies specializing in internet commerce and e-business solutions.

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

         - collaboration and workflow automation across the enterprise and outside the enterprise with customers and suppliers

         -        rapid implementation

         -        competitive pricing

         -        corporate reputation based on more than 20 years of experience

         -        size of installed user base

PROPRIETARY TECHNOLOGY

         Our ability to compete is dependent in part upon our internally developed, proprietary intellectual property. We regard our products as proprietary trade secrets and confidential information. We rely upon our license agreements with customers, distribution agreements with distributors and our own security systems, confidentiality procedures and employee agreements to maintain the trade secrecy of our products. For all of our significant products, we have registered with appropriate Federal agencies for protection of our programs, documentation and other written materials under copyright and trademark laws . Please see also "Item 7. Factors That May Affect Future Results And Market Price Of Stock - Our success is dependent in part upon our proprietary technology and other intellectual property".

EMPLOYEES

         As of June 30, 2001, we employed 680 persons of which 213 were employed in international operations outside of North America. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe that our employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's executive officers are as follows:

         NAME                         AGE                       TITLE
         ----                         ---                       -----
         Lawrence J. Fox.......       45         Chairman of the Board

         Stephen A. Sasser.....       52         President, Chief Executive Officer and
                                                 Director

         Lawrence W. DeLeon....       46         Executive Vice President, Worldwide Field
                                                 Operations

         Stephen A. Yount......       46         Executive Vice President, Business
                                                 Development and Channel Operations

         Daryll L. Wartluft....       60         Executive Vice President, Products Group

         Robert D. Williams....       46         Vice President, Human Resources

         Jorge L. Lopez........       46         Vice President, Strategic Planning and
                                                 Corporate Development

         Carolyn J. Morris.....       57         Vice President, Marketing

         Daniel P. Buettin.....       48         Vice President, Finance, Chief Financial
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

         Daniel P. Buettin joined the Company in August 2000 as Vice President, Finance, Chief Financial Officer and Secretary. Mr. Buettin served from 1995 to August 2000 as Vice President and Chief Financial Officer of MPW Industrial Services Group, Inc., a publicly-traded services company. Prior to joining MPW, Mr. Buettin served in various executive positions, including Chief Financial Officer, with OHM Corporation, a publicly-traded services company, in Findlay, Ohio, from 1987 to 1995. Mr. Buettin was previously with Arthur Andersen LLP.

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

         None.


                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common shares are traded in the over-the-counter market and are quoted on the Nasdaq National Market ("NASDAQ") under the symbol "FSTP". As of September 10, 2001, we had approximately 213 shareholders of record. The following table sets forth, for the periods indicated, the range of high and low sale prices for Frontstep's common shares as reported by NASDAQ:

                                                     PRICE RANGE
                                                     -----------
                                                HIGH              LOW
                                                ----              ---
         FISCAL 2001
              First Quarter..........        $   10.00         $    5.31
              Second Quarter.........             6.88              2.63
              Third Quarter..........             7.13              3.13
              Fourth Quarter.........             3.90              1.89

         FISCAL 2000
              First Quarter..........        $   12.38         $    7.88
              Second Quarter.........            18.50              9.50
              Third Quarter..........            32.75             15.25
              Fourth Quarter.........            20.25              8.13

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

ITEM 6.           SELECTED FINANCIAL DATA

         The following selected consolidated financial data as of and for the years ended June 30, 1997 through 2001 have been derived from the Consolidated Financial Statements of Frontstep. The selected consolidated financial data below should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K/A (in thousands, except per share data).

                                                                          YEAR ENDED JUNE 30,
                                                     ---------------------------------------------------------------
                                                        2001         2000         1999         1998         1997
                                                     -----------  -----------  -----------  -----------  -----------
                                                      restated
STATEMENT OF OPERATION DATA:
Total revenue                                          $117,076     $128,908     $129,072     $ 97,597     $ 65,772
Cost of revenue                                          58,826       61,856       52,025       35,701       23,690
                                                     -----------  -----------  -----------  -----------  -----------

Gross margin                                             58,250       67,052       77,047       61,896       42,082

Operating expenses:
   Selling, general and administrative                   62,847       57,504       56,801       43,995       30,741
   Research and development                              13,332       15,684       10,217        7,901        5,659
   Amortization of acquired intangibles                   3,285        3,593        2,140        1,479          610
   Restructuring and other charges                        6,403        1,067          835        6,503            -
                                                     -----------  -----------  -----------  -----------  -----------
     Total operating expenses                            85,867       77,848       69,993       59,878       37,010
                                                     -----------  -----------  -----------  -----------  -----------
Operating income (loss)                                 (27,617)     (10,796)       7,054        2,018        5,072
Other (expense) income, net                                (510)        (966)         151         (178)         107
                                                     -----------  -----------  -----------  -----------  -----------
(Loss) income before income taxes                       (28,127)     (11,762)       7,205        1,840        5,179
(Benefit from) provision for income taxes                (2,063)      (1,557)       3,206        3,196        1,916
                                                     -----------  -----------  -----------  -----------  -----------
Net (loss) income                                      $(26,064)    $(10,205)  $    3,999    $  (1,356)   $   3,263
                                                     ===========  ===========  ===========  ===========  ===========

Net (loss) income per common share - diluted         $   (3.46)   $   (1.38)   $     0.55   $   (0.21)   $    0.54
                                                     ===========  ===========  ===========  ===========  ===========

Weighted average shares outstanding - diluted             7,535        7,411        7,264        6,317        6,079

BALANCE SHEET DATA:
Working capital                                       $   2,649     $ 19,348    $  21,926     $ 13,575     $  7,897
Total assets                                             72,593       94,368       90,600       66,382       44,252
Total long-term debt and lease obligations                8,742        3,169        5,759        2,305          530
Total shareholders' equity                               21,003       36,709       42,401       31,301       23,361

     The Selected Financial Data for the year ended June 30, 2001 has been restated as described in Note 3 to the Consolidated Financial Statements.

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

         Consequently, in April 2001, we initiated a broad restructuring program in order to reduce the Company's workforce, reduce expenses associated with non-essential activities and to improve the Company's ability to be profitable at lower levels of revenue. We reduced our worldwide workforce by approximately 20%, discontinued certain product development and other non-essential activities, closed certain offices and acted to reduce operating costs. As this effort is fully realized in the September 2001 quarter, we believe that overall operating costs, including payroll related employee costs, facility costs, costs of outside services and software providers and other costs, will be reduced by $28 million on an annual basis, or approximately 25%. Commencing in the September 2001 quarter the Company expects to fully realize savings of approximately $7.0 million per quarter. These savings are expected to occur through reductions in payroll costs of $4.5 million; facility costs, $0.2 million; and discontinuance of certain capitalized assets and programs, $0.4 million. Additional reductions are expected through the cost management of other selling, general and administrative expenses including marketing, contractors, travel, meetings and outside services, $1.6 million; and other assets write-offs of $0.3 million. In the quarters ended March 31, 2001 and June 30, 2001 (the "current fiscal quarter"), we recorded an aggregate of approximately $4.2 million, pre-tax, in related restructuring charges including termination costs relating to employees, facility closure costs and contract termination costs. Additionally we recorded a charge of $6.8 million in bad debt expense to write off accounts receivable and a $1.9 million charge to license fee cost of sales to write-off capitalized product costs. We do not believe that the restructuring has had or will have a significant negative impact to our business operations because our personnel and facilities were in excess of needed levels.

         As a result of the shortfall in revenues and recorded restructuring and other charges, we reported operating losses of $15.9 million and $5.0 million, respectively, for the quarter ended March 31, 2001 and the current fiscal quarter. However, as a result of the significant reduction in operating costs from the restructuring, we experienced positive cash flows in the current fiscal quarter and reported a "normalized" operating profit, when each are adjusted to exclude the restructuring charges and amortization of acquired intangibles. The quarter ending September 30, 2001 is expected to be profitable as reported and cash flows are expected to be positive.

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

         As a result, we recorded operating losses before restructuring and other charges of $9.7 million, $3.1 million and $1.3 million for the fiscal year ended June 30, 2000 and for the September 2000 and December 2000 quarters, respectively. In July 2000, we made several structural changes to discontinue certain business operations, write off non-performing assets and to restructure the Company to better focus on its core business strategy. In connection with these changes, we recorded a $429,000, pre-tax, non-recurring charge in the fourth quarter of fiscal year 2000 and an additional $2.2 million, pre-tax, in the September 2000 quarter. Because this restructuring was completed in the quarter ended September 30, 2000, there were minimal effects to our ongoing operations. The charge taken in the June 2000 quarter was entirely a non-cash charge. However, the charge taken in the September 2000 quarter represented cash outlays for employee termination costs and facility closures. All of these cash payments were made during the first half of fiscal year 2001.

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

RESTATEMENT

         The Company has restated its financial statements for the year ended June 30, 2001 (the "Restatement") as described in Note 3 to the Consolidated Financial Statements. The Restatement has been made to correct the previously reported financial results due to an isolated error in third-party software used by the Company which affected the timing of recognition of revenue from renewals of the Company's maintenance and support contracts during those reported periods. For the year ended June 30, 2001, this restatement reduced revenue by $1,210,000 or 1.0% of the previously reported revenue of $118,286,000. This decrease in revenue increased the reported net loss for the year by $1,210,000 or 4.9% of the previously reported net loss of $24,854,000. The balance sheet account entitled Deferred revenue increased as of June 30, 2001 by $1,210,000 or 6.3% from the previously reported balance of $19,067,000. The financial statements included herein reflect the restatement. As discussed in Note 3 to the Consolidated Financial Statements the Company has also made certain financial statements reclassifications. The following discussion reflects effects of reclassifications and restatements.



  FISCAL 2001 COMPARED TO FISCAL 2000

         Revenue. Total revenue decreased $10.6 million, or 8.2%, to $117.1 million in fiscal 2001 from $128.9 million in fiscal 2000. The total revenue mix is shown in the table below (in thousands, except percentage data):


                                                                        Fiscal Years Ended June 30,
                                                              ------------------------------------------------
                                                                               in thousands,
                                                              ------------------------------------------------
                                                                       2001                    2000
                                                              ----------------------- ------------------------
             License fees revenue                                $51,309      43.8%      $57,858       44.9%
             Service revenue                                      30,921      26.4%       39,626       30.7%
             Maintenance and support revenue                      34,846      29.8%       31,424       24.4%
                                                              ----------------------- ------------------------
             Total revenue                                      $117,076     100.0%     $128,908      100.0%
                                                              ======================= ========================


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

         Service, revenue decreased 22.0%in the current fiscal year from the prior fiscal year. The decrease is primarily the result of sluggish license fees revenue experienced by the Company in the last few quarters. Services revenues in particular are directly dependent on new license purchases by new and existing customers, which has decreased 11.3%. Maintenance and support revenue has increased 10.9% due primarily to the steadily improving number of active customer contracts over the last few years as the base of customers under such programs has continued to grow.

         Cost of Revenue. Total cost of revenue as a percentage of total revenue increased to 50.2% for the current fiscal year from 48.0% for the prior fiscal year.

         Cost of license fees revenue increased $0.4 million, or 1.8%, to $21.9 million in the current fiscal year from $21.5 million in the prior fiscal year and as a percentage of license fees revenue, increased to 42.7% in the current fiscal year from 37.2% in the prior fiscal year. Both years include $1.9 million of capitalized software written off as part of restructuring the business. The percentage increase is primarily attributable to an increase in the number of third party product vendors included in our new product offerings, discounting as a result of weakened demand and lower license fees revenue affecting certain fixed and related costs.

         Cost of service, maintenance and support revenue decreased $3.4 million, or 8.5%, to $36.9 million in the current fiscal year from $40.4 million in the prior fiscal year and as a percentage of service, maintenance and support revenue, decreased to 56.2% in the current fiscal year from 56.8% in the prior fiscal year. The decrease in cost is attributable to a decline in service revenue resulting from sluggish license fees revenue in the current fiscal year and the percentage decrease is primarily due to the continued growth of maintenance and support revenues which have higher margins than services revenues. As noted above, service revenues in particular are directly dependent on new license purchases by new and existing customers.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.3 million, or 9.3%, to $62.8 million in the current fiscal year from $57.5 million in the prior fiscal year. Such expenses as a percentage of total revenue increased to 53.7% in the current fiscal year from 44.6% in the prior fiscal year. The increase in costs is attributable to a $6.8 million charge to write-off accounts receivable in conjunction with the restructuring that was undertaken during the current fiscal quarter, the full effect of which will substantially reduce such costs in fiscal 2002. The increase in the percentage of total revenue is due to the accounts receivable write-off as well as the decrease in total revenue since many of these costs are fixed in nature and to the fact that the restructuring did not occur until late in the current fiscal year.

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

         Restructuring and Other Charges. In April 2001, we announced a broad restructuring plan in order to reduce the Company's workforce, reduce expenses associated with non-essential activities and to improve the Company's ability to be profitable at lower levels of revenue. We reduced our worldwide workforce by approximately 20%, discontinued certain product development and other non-essential activities and closed certain office facilities. In relation to this restructuring plan, we also wrote-off certain accounts receivable and other non-performing assets. We do not believe that the restructuring has had or will have a significant negative impact to our business operations because our personnel and facilities were in excess of needed levels. The results of the restructuring plan are discussed above

         As a result of the April 2001 restructuring plan, the Company recorded pre-tax restructuring and other charges of $4.2 million during the year ended June 30, 2001. Of these charges, $80,000 was non-cash primarily relating to the write-off of non-performing assets and $4.1 million represented future cash requirements. The Company expended $2.1 million of the cash requirements within fiscal 2001 and anticipates the remaining cash requirements of $2.0 million will be expended primarily in the first two quarters of fiscal year 2002. However, some cash requirements will stretch into following fiscal periods based upon contract termination requirements.

The Company's restructuring plan consisted of the following significant items:

- Employee separation costs of $2.2 million - The Company reduced its workforce by approximately 20%, or 162 employees. These costs consist of severance for these employees.

- Contract termination liabilities - $900,000 - The Company elected to discontinue its SyteCentre ERP product to focus resources on the Company's primary ERP product, SyteLine. The Company also discontinued its ASP hosting solution and its internet procurement software due to sluggish demand and unprofitable operations. As a result, the Company reserved $900,000 to cover anticipated contractual obligations and costs associated with customers currently using the discontinued products and services.

- Facility closure costs of $1.2 million - The Company recorded $1.2 million of costs associated with closing certain offices in Arizona, California, Canada and Asia. Cancelable lease term costs were based on actual determinable amounts. For those leases with non-cancelable lease terms, the Company assumed that subleases would be obtained after a one-year period.


         In July 2000, the Company announced several structural changes to discontinue certain business operations, write off non-performing assets and to restructure the Company to better focus on its core business strategy. These changes included divesting the Company's FieldPro subsidiary, terminating the operations of its e-Mongoose, Inc. subsidiary, consolidating the Company's product development organizations and restructuring the Company's sales channels. In connection with this announcement, the Company recorded a non-recurring charge of $429,000, pre-tax, in the three months ended June 30, 2000 and an additional non-recurring charge of $2.2 million , pre-tax, in the three months ended September 30, 2000. The aggregate pre-tax charge of $2.6 million included non-cash charges of $429,000 related primarily to the sale of Visual Applications Software, Inc. . The remaining $2.2 million was related to the reduction of the Company's headcount. The headcount reduction included approximately 90 employees associated with the operations discussed above and others terminated as part of the restructuring. The costs were for severance payments and were paid during the year ended June 30, 2001. No accruals remain for these costs as of June 30, 2001.

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


                                                                       FISCAL YEARS ENDED JUNE 30,
                                                              ----------------------------------------------
                                                                              IN THOUSANDS,
                                                              ----------------------------------------------
                                                                      2000                    1999
                                                              ----------------------  ----------------------
             License fees revenue                                $57,858      44.9%      $67,423      52.2%
             Service revenue                                      39,626      30.7%       34,857      27.0%
             Maintenance and support revenue                      31,424      24.4%       26,792      20.8%
                                                              ----------------------  ----------------------
             Total revenue                                      $128,908     100.0%     $129,072     100.0%
                                                              ======================  ======================




         License fees revenue decreased 14.2% in fiscal 2000 from fiscal 1999. The decrease in fiscal 2000 was due to the industry-wide trend of delays in new business system purchases. We believe that the purchase delays were caused initially by the Year 2000 market dynamics and that the purchase delays have continued as a result of the ERP market's transformation to a broader more comprehensive business solution.

         Service revenue increased 13.7% in fiscal 2000 from fiscal 1999. The growth in fiscal 2000 was attributable to continued increases in the number of licensed software installations worldwide and the expanding product line of the Company. Maintenance and support revenue increased 17.3% due primarily to the steadily improving number of active customer contracts over the last few years as the base of customers under such programs continued to grow.

         Cost of Revenue. Total cost of revenue as a percentage of total revenue was 48.0% for fiscal 2000 compared to 40.3% fiscal 1999.

         Cost of license fees revenue increased to 37.2% of license fee revenue in fiscal 2000 from 27.2% in fiscal 1999. The percentage increase was primarily due to an increase in the rate of amortization on capitalized software expenses. Additionally, the Company took a $1.9 million charge to write-off certain capitalized software in conjunction with the Company's restructuring in fiscal 2000. We began amortizing capitalized software costs related to certain new products late in fiscal 1999.

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

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.7 million, or 1.2%, to $57.5 million in fiscal year 2000 from $56.8 million in fiscal year 1999. Such expenses as a percentage of total revenue increased to 44.6% in fiscal year 2000 from 44.0% in fiscal year 1999. The increase in costs and percent of total revenue is attributable to a $714,000 charge to write-off accounts receivable in conjunction with the restructuring that was undertaken during fiscal year 2000.


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

         Restructuring and Other Charges. In July 2000, the Company announced several structural changes to discontinue certain business operations, write off non-performing assets which are no longer in use and to restructure the Company to better focus on our core business strategy. These changes included divesting the Company's FieldPro subsidiary, terminating the operations of our e-Mongoose, Inc. subsidiary, consolidating the Company's product development organizations and restructuring the Company's sales channels. In connection with this announcement, the Company recorded a non-recurring charge of $429,000, pre-tax, related primarily to the sale of Visual Applications Software, Inc.


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

QUARTERLY RESULTS

                                                                THREE MONTHS ENDED,
                                                                   IN THOUSANDS,
                                           FISCAL 2001                                      FISCAL 2000
                          JUNE 30  MARCH 31   DECEMBER 31   SEPTEMBER 30    JUNE 30    MARCH 31   DECEMBER 31  SEPTEMBER 30
     Total revenue        $28,821   $26,334     $33,856       $28,065       $30,989    $31,468     $34,380       $32,071
     Gross margin          16,066     9,605      18,801        13,778        13,282     17,340      18,726        17,704
     Operating loss        (4,994)  (15,928)     (1,492)       (5,203)      (10,823)    (2,379)        668         1,738

     % of Total Revenue
     Gross margin            55.7%     36.5%       55.5%         49.1%         42.9%      55.1%       54.5%        55.2%
     Operating loss         (17.3%)   (60.5%)      (4.4%)       (18.5%)       (34.9%)    (7.6%)        1.9%         5.4%

         The quarterly results for fiscal 2001 have been restated as described in Note 3 to the Consolidated Financial Statements.

         Our results of operations have fluctuated on a quarterly basis. Our expenses, with the principal exception of sales commissions and certain components of cost of revenue, are generally fixed and do not vary with revenue. As a result, any shortfall of actual revenue in a given quarter would adversely affect net earnings for that quarter.
FISCAL 2000:

         QUARTER ENDED SEPTEMBER 30, 1999. Total revenue decreased $5.7 million, or 15.1%, from the prior quarter ended June 30, 1999. Revenues in the September quarter of each year have historically been less than in the June quarters due to lesser demand, generally since the June quarter is the end of the Company's fiscal year and more effort is made to close new business in the June quarter, including discounting of the Company's products. In addition, the impact of customers planning for the year 2000 increased demand in prior quarters that began to fall off in the September quarter of 1999. Gross margin was also down to 55.2% from 58% due to the fixed nature of these expenses as described above. Operating income increased to $1.7 million from $0.6 million as a result of one-time charges in the prior year June quarter for acquired research and development and a decrease in selling, general and administrative costs in the September quarter.

         QUARTER ENDED DECEMBER 31, 1999. Total revenue increased $2.3 million, or 7.2%, from the prior quarter ended September 30, 1999. Generally, revenue increases in the December quarter of each year are driven by stronger customer demand at the completion of the calendar year, which is generally our customers' business year for budgeting and capital purchase decisions. Gross margin was consistent with prior periods due to fixed nature of expenses as described above. Operating income decreased $1.1 million, or 61.6%, from the prior quarter as the Company began to increase research and development efforts to expand its product offerings and increase its selling, general and administrative costs to support the marketing efforts for these newer product offerings.

         QUARTER ENDED MARCH 31, 2000. Total revenue decreased $2.9 million, or 8.4%, compared to the prior quarter ended December 31, 1999. This is consistent with historical results between the December and March quarters of prior years. Demand is generally the weakest in the March quarter of each year. However, demand was also negatively affected by a reduction in demand for solutions after the transition to the year 2000 ("Y2K"), which in prior quarters had caused an increase in demand for new systems that were Y2K compliant. Gross margin also decreased $1.4 million, or 7.4%, primarily due to lower revenues as expenses are generally fixed. The operating loss of $2.4 million resulted from the decline in revenues and an increase in the Company's costs, mostly selling, general and administrative costs, to support the Company's efforts to expand its product offerings and one-time charges for acquired research and development in the March quarter.

         QUARTER ENDED JUNE 30, 2000. Total revenues decreased $0.5 million, or 1.5%, as the trend in decreasing license revenues continued due to the Y2K market dynamics discussed above. In addition, demand was weak in a historically strong quarter due to potential customer concern for and desire to understand the impact of the internet and e-business solutions on their business prior to making purchase decisions. Gross margin decreased $4.1 million, or 23.4%. Gross margin as a percent of revenues decreased to 42.9% from 55.1% in the March quarter primarily due to the fixed nature of these expenses, lower total revenues and a one-time charge of $1.9 million to write-off capitalized software relating to the discontinuation of e-mongoose. Significant expenditures in research and development and infrastructure relating to new product development continued in the June quarter, along with a non-recurring restructuring charge to discontinue certain activities and to write-off related assets, of $429,000, which resulted in a $10.8 million operating loss.

FISCAL 2001:

         QUARTER ENDED SEPTEMBER 30, 2000. The Company continued to experience decreasing revenues, for the same reasons as discussed in the prior quarters above. Total revenues decreased by approximately $2.9 million, or 9.4%, from the prior quarter ended June 30, 2000. The Company's operating results also continued to be impacted by the Company's investments related to new products and include an additional non-recurring restructuring charge of $2.1 million for reductions in workforce and related costs, which resulted in an operating loss of $5.2 million.

         QUARTER ENDED DECEMBER 31, 2000. The Company experienced a $5.8 million, or 20.6%, growth in total revenues due to strong license sales for the first time since the year earlier December quarter. The strong demand was partially a result of new product offerings and the related development expenditures of the prior several quarters. Gross margin increased $5.0 million, or 36.5%, to 55.5% of revenues compared to 49.1% for the prior quarter. This was primarily due to strong revenues offsetting the impact of the fixed expenses. While the Company continued to make significant investment in research and development relating to these new products and maintain the supporting infrastructure, the operating loss in the quarter was $1.5 million, significantly less than recent quarters as a result of the stronger revenues.

         QUARTER ENDED MARCH 31, 2001. Total revenues decreased $7.5 million, or 22.2%, from the prior quarter ended December 31, 2000. While the Company had anticipated a continued improvement in revenues from stronger demand as was evidenced in the prior quarter, customers chose to defer planned purchases in response to economic turmoil and a rapidly slowing economy. The decrease in revenues directly impacted both gross margin and operating losses due to the fixed nature of the Company's expenses. Gross margin declined $9.2 million, or 48.9%, to 36.5% of revenues from 55.5% in the prior quarter. This was primarily due to decreased revenues and the fixed nature of many of the costs associated with product sales. The Company reported an operating loss of $15.9 million, of which $580,000 was a non-recurring non-cash restructuring charge. The Company also incurred one-time non-cash charges totaling $8.8 million for write-offs of certain accounts receivable and capitalized software related to discontinued products and services. See the "Overview" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of this restructuring by the Company and its impact on future operating results.

         QUARTER ENDED JUNE 30, 2001. The Company experienced a $2.5 million, or 9.4%, improvement in license revenues compared to the prior quarter ended March 31, 2001. This increase was a result of modest improvements in customer purchasing behavior following the March quarter. Gross margin improved $6.5 million, or 67.3%, to 55.7% of revenues from 36.5% for the prior quarter. This improvement was a result of the revenue increase and cost reductions associated with the restructuring of the business in April 2001. The April restructuring also significantly reduced the Company's selling, general and administrative expenses and research and development expenses. The Company reported an operating loss of $5.0 million of which $3.7 million was a non-recurring charge for the April restructuring.

For additional discussion of quarterly fluctuations refer to previously filed quarterly reports on Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES

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

         As discussed in note 3 to the accompanying consolidated financial statements, the accompanying consolidated balance sheet as of June 30, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended, have been restated.


/s/ KPMG LLP

Columbus, Ohio
August 13, 2001, except for Note 3, which is as of September 27, 2002

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Frontstep,Inc.

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



                                        /s/ Ernst & Young

Columbus,Ohio
July 27, 2000

                                FRONTSTEP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                   JUNE 30,
                                                                                                   --------
                                                                                            2001             2000
                                                                                            ----             ----
                                                                                           RESTATED
                                                                                                (IN THOUSANDS,
                                                                                              EXCEPT SHARE DATA)
                                                       ASSETS
Current assets:
   Cash and cash equivalents....................................................        $     1,512       $    11,868
   Trade accounts receivable, net...............................................             31,446            36,956
   Prepaid expenses.............................................................              3,756             2,610
   Income taxes receivable......................................................                 47             1,867
   Deferred income taxes........................................................              2,026             1,510
   Inventories..................................................................                738               861
   Other current assets.........................................................                979               988
                                                                                        -----------       -----------
                                                                                             40,504            56,660
Capitalized software, net.......................................................             15,094            18,329
Intangibles, net................................................................              7,911             9,113
Property and equipment, net.....................................................              7,646             7,986
Other assets....................................................................              1,438             2,280
                                                                                        -----------       -----------
Total assets....................................................................        $    72,593       $    94,368
                                                                                        ===========       ===========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses........................................        $    15,610       $    13,613
   Deferred revenue.............................................................             20,278            18,223
   Current portion of long-term obligations.....................................              1,967             5,476
                                                                                        -----------       -----------
                                                                                             37,855            37,312
Noncurrent liabilities:
   Long-term debt...............................................................              8,337             3,000
   Deferred income taxes........................................................              2,891             4,167
   Other .......................................................................                405               169
                                                                                        -----------       -----------
                                                                                             11,633             7,336
Minority interest...............................................................              2,101             2,146
Series A Convertible Participating Preferred Stock, no par value................                 --            10,865
Shareholders' equity:
   Series A Convertible Participating Preferred Stock, no par value; 1,000,000 shares authorized; 566,933 shares issued and outstanding at June 30, 2001;
      liquidation preference $13,606,392........................................             10,865                --
   Common stock; no par value; 20,000,000 shares authorized; 7,872,418 and
      7,807,857 shares issued at June 30, 2001 and 2000, respectively, at stated
      capital amounts of $0.01 per share........................................                 79                78
   Additional paid-in capital...................................................             37,470            37,216
   Treasury stock, at cost; 304,200 shares......................................             (1,320)           (1,320)
   Retained earnings (deficit)..................................................            (22,772)            3,292
   Accumulated other comprehensive loss.........................................             (3,318)           (2,557)
                                                                                        -----------       -----------
                                                                                             21,004            36,709
                                                                                        -----------       -----------
Total liabilities and shareholders' equity......................................        $    72,593       $    94,368
                                                                                        ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                FRONTSTEP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      YEAR ENDED JUNE 30,
                                                                                      -------------------
                                                                          2001               2000             1999
                                                                          ----               ----             ----
                                                                        RESTATED
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
   License fees...............................................         $    51,309      $    57,858       $    67,423
   Service....................................................              30,921           39,626            34,857
   Maintenance and support....................................              34,846           31,424            26,792
                                                                       -----------      -----------       -----------
      Total revenue...........................................             117,076          128,908           129,072

Cost of revenue:
   License fees...............................................              21,885           21,504            18,317
   Service, maintenance and support...........................              36,941           40,352            33,708
                                                                       -----------      -----------       -----------
      Total cost of revenue...................................              58,826           61,856            52,025
                                                                       -----------      -----------       -----------
Gross margin..................................................              58,250           67,052            77,047

Operating expenses:
   Selling, general and administrative........................              62,847           57,504            56,801
   Research and development...................................              13,332           15,684            10,217
   Amortization of acquired intangibles.......................               3,285            3,593             2,140
   Restructuring and other charges............................               6,403            1,067               835
                                                                       -----------      -----------       -----------
      Total operating expenses................................              85,867           77,848            69,993
                                                                       -----------      -----------       -----------
Operating income (loss).......................................             (27,617)         (10,796)            7,054
Interest expense..............................................                (623)            (782)             (324)
Other income (expense), net...................................                 113             (184)              475
                                                                       -----------      -----------       -----------
Income (loss) before income taxes.............................             (28,127)         (11,762)            7,205
Provision for (benefit from) income taxes.....................              (2,063)          (1,557)            3,206
                                                                       -----------      -----------       -----------
Net income (loss).............................................         $   (26,064)     $   (10,205)      $     3,999
                                                                       ===========      ===========       ===========
Net income (loss) per common share:
   Basic .....................................................         $     (3.46)     $     (1.38)      $      0.60
                                                                       ===========      ============      ===========
   Diluted....................................................         $     (3.46)     $     (1.38)      $      0.55
                                                                       ===========     =============      ===========

Shares used in computing per share amounts:
   Basic .....................................................               7,535            7,411             6,711
   Diluted....................................................               7,535            7,411             7,264


The accompanying notes are an integral part of these consolidated financial statements.

                                 FRONTSTEP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                          ACCUM.
                                        PREFERRED STOCK   COMMON STOCK   ADDITIONAL            RETAINED    OTHER
                                        ---------------   ------------     PAID-IN   TREASURY  EARNINGS   COMPR.
                                     SHARES     AMOUNT   SHARES   AMOUNT   CAPITAL     STOCK   (DEFICIT)   LOSS     TOTAL
                                     ------     ------   ------   ------   -------     -----   ---------   ----     -----
Balance at July 1, 1998........          125    $1,031    6,778  $    68  $ 23,937  $  (1,320) $  9,498  $(1,912) $31,302
Issuance of common stock:
   Acquisitions................           --        --      619        6     5,566         --        --      --     5,572
   Stock option exercises......           --        --       75        1       656         --        --      --       657
   Employee stock purchase plan           --        --       38       --       533         --        --      --       533
Tax benefit on stock options
   exercised...................           --        --       --       --       330         --        --      --       330
Exercise of convertible preferred
   shares......................         (125)   (1,031)     144        1     1,341         --        --      --       311
   Net income..................           --        --       --       --        --         --     3,999      --     3,999
   Foreign currency translation
    adjustment.................           --        --       --       --        --         --        --    (302)     (302)
                                                                                                                  -------
Comprehensive income:..........                                                                                     3,697
                                    --------    ------  -------  -------  --------  ---------  --------  ------   -------
Balance at June 30, 1999.......           --        --    7,654       76    32,363     (1,320)   13,497  (2,214)   42,402
Issuance of common stock:
   Acquisitions................           --        --       --       --         3         --        --      --         3
   Stock option exercises......           --        --      118        2     1,009         --        --      --     1,011
   Employee stock purchase plan           --        --       35       --       577         --        --      --       577
Tax benefit on stock options
   exercised...................           --        --       --       --       754         --        --      --       754
Issuance of common stock
   warrants....................           --        --       --       --     2,510         --        --      --     2,510
   Net loss ...................           --        --       --       --        --         --   (10,205)     --   (10,205)
   Foreign currency translation
    adjustment.................           --        --       --       --        --         --        --    (343)     (343)
                                                                                                                  -------
Comprehensive loss:............                                                                                   (10,548)
                                    --------    ------  -------  -------  --------  ---------  --------  ------   -------
Balance at June 30, 2000.......           --        --    7,807       78    37,216     (1,320)    3,292  (2,557)   36,709
Issuance of common stock:
Stock option exercises.........           --        --        2       --        60         --        --      --        60
Employee stock purchase plan...           --        --       63        1       194         --        --      --       195
Convertible preferred stock
   transferred from temporary
   equity......................          567    10,865       --       --        --         --        --      --    10,865
   Net loss, restated..........           --        --       --       --        --         --   (26,064)     --   (26,064)
   Foreign currency translation
    adjustment.................           --        --       --       --        --         --        --    (761)     (761)
                                                                                                                  -------
Comprehensive loss, restated...                                                                                   (26,825)
                                    --------    ------  -------  -------  --------  ---------  --------  ------   -------
Balance at June 30, 2001,
   restated....................          567    $10,865   7,872  $    79  $ 37,470  $  (1,320) $(22,772) $(3,318) $21,003
                                    ========    ======= =======  =======  ========  =========  ========  =======  =======


The accompanying notes are an integral part of these consolidated financial statements.

                                FRONTSTEP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED JUNE 30,
                                                                                      -------------------
                                                                          2001               2000             1999
                                                                          ----               ----             ----
                                                                        RESTATED
                                                                                        (IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss)..........................................         $   (26,064)     $   (10,205)      $     3,999
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation............................................               4,149            3,618             3,221
      Amortization............................................               7,333            7,811             5,289
      Restructuring and other charges.........................               6,403            1,067               835
      Deferred income taxes...................................              (1,792)          (2,333)              362
      Tax benefit on stock options exercised..................                  --              754               330
      Write-off of capitalized software.......................               1,913            1,868                --
      Changes in operating assets and liabilities, net of restructuring and other charges:
         Accounts receivable..................................               5,214            7,403           (11,392)
         Prepaid expenses and other assets....................                (837)             140            (1,964)
         Accounts payable and accrued expenses................              (3,928)          (3,409)            1,535
         Deferred revenue.....................................               2,274            1,267             3,996
         Income taxes payable/receivable......................               1,820           (1,331)             (407)
                                                                       -----------      -----------       -----------
Net cash provided by (used in) operating activities...........              (3,515)           6,650             5,804

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property and equipment........................              (3,996)          (4,496)           (3,624)
   Additions to capitalized software..........................              (5,074)          (7,009)           (4,871)
   Proceeds from sale of subsidiary...........................                  --            2,585                --
   Purchase of subsidiaries, net of acquired cash.............                  --           (2,116)           (1,069)
                                                                       -----------      -----------       -----------
Net cash used in investing activities.........................              (9,070)         (11,036)           (9,564)

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible preferred stock, net.                  --           10,865                --
   Proceeds from issuance of common stock warrants, net.......                  --            2,510                --
   Proceeds from issuance of common stock, net................                 253              654               674
   Proceeds from long-term obligations........................              76,090           40,964            30,086
   Payments on long-term obligations..........................             (74,026)         (44,076)          (27,882)
                                                                       -----------      -----------       -----------
Net cash provided by financing activities.....................               2,317           10,917             2,878
Effect of exchange rate changes on cash.......................                 (88)             101                 3
                                                                       -----------      -----------       -----------
Net increase (decrease) in cash and cash equivalents..........             (10,356)           6,632              (879)
Cash and cash equivalents at beginning of year................              11,868            5,236             6,115
                                                                       -----------      -----------       -----------
Cash and cash equivalents at end of year......................         $     1,512      $    11,868       $     5,236
                                                                       ===========      ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                 FRONTSTEP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999)


NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

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

         Capitalized Software. Capitalized software is stated at the lower of cost or net realizable value. The Company capitalizes the cost of developing its software products in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalized software costs are amortized by the straight-line method using estimated useful lives of three to five years. Amortization expense was $3,763,000, $4,033,000, and $2,980,000 for the years ended June 30, 2001, 2000 and 1999, respectively. In addition, during fiscal year 2001, the Company wrote off $1,913,000 of capitalized software as part of restructuring operations(see Note 2).

Capitalized software is summarized as follows:

                                              Year ended June 30,
                                           2001                 2000
                                       ==============      ==============
                                                (in thousands)
 Capitalized cost of:
      Internally developed software          $25,106             $22,196
      Acquired software                       11,608              10,459
                                       --------------      --------------
 Total capitalized software at cost           36,714              32,655
      Accumulated amortization                21,620              14,326
                                       --------------      --------------
 Capitalized software, net                   $15,094             $18,329
                                       ==============      ==============


         Intangibles. Intangibles consist principally of goodwill resulting from acquisitions accounted for using the purchase method of accounting. The intangible assets are amortized using the straight-line method over a period of three to ten years. Accumulated amortization of intangibles as of June 30, 2001 and 2000 was $2,262,000 and $1,047,000, respectively.


         Property and Equipment. Property and equipment, including assets under capital leases, are recorded at cost and include expenditures which substantially increase the useful lives of the assets. Maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method. Amortization of capital leases is provided over the lease terms using the straight-line method.

         Depreciation and amortization on the Company's property and equipment has been computed based on the following useful lives:

                                                                 YEARS
                                                                 -----
         Furniture and fixtures.........................         3 to 7
         Computers and other equipment..................         2 to 7
         Leasehold improvements.........................        5 to 10

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

         Comprehensive Income. The Company believes that the only item in addition to net income that would be included in comprehensive income is the foreign currency translation adjustment. Comprehensive income (loss) for the years ended June 30, 2001, 2000 and 1999 is as follows (in thousands):

                                                                         YEAR ENDED JUNE 30,
                                                                         ------------------
                                                               2001
                                                            RESTATED             2000            1999
                                                            --------             ----            ----
         Net income (loss)........................         $  (26,064)      $   (10,205)      $     3,999
         Foreign currency translation adjustment..               (761)             (343)             (302)
                                                           ----------       -----------       -----------
         Comprehensive net income (loss)..........         $  (26,825)      $   (10,548)      $     3,697
                                                           ==========       ===========       ===========

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

NOTE 2--RESTRUCTURING AND OTHER CHARGES

         Fiscal 2001 Restructuring Charges. In April 2001, the Company announced a broad restructuring plan to reduce operating costs by reducing its worldwide workforce by approximately 20%, or 162 employees, all of which were direct employees involved in all aspects of the Company's business, both domestic and international; discontinuing certain product development and other non-essential activities, including terminating activities related to its SyteCentre product and exiting certain license agreements; and closing certain office facilities in Arizona, California, Canada and Asia.

         As a result of this restructuring plan, the Company recorded pre-tax restructuring charges of $580,000 and $3,660,000 in the three months ended March 31, 2001 and June 30, 2001, respectively. These restructuring charges are recorded as a separate line in the consolidated statements of operations. The Company's restructuring plan consisted of the following significant items:

- Employee separation costs of $2,182,000 - The Company reduced its workforce by approximately 20%, or 162 employees. These costs consist primarily of severance for these employees.

- Contract termination liabilities - $900,000- The Company elected to discontinue its SyteCentre ERP product to focus resources on the Company's primary ERP product, SyteLine. The Company also discontinued its ASP hosting solution and its internet procurement software due to sluggish demand and unprofitable operations. As a result, the Company reserved $900,000 to cover anticipated contractual obligations to customers currently using the discontinued products and services.

- Facility closure costs - $1,158,000 - The Company recorded $1,158,000 of costs associated with closing certain offices in Arizona, California, Canada and Asia. For those leases with non-cancelable lease terms, the Company assumed that subleases would be obtained after a one-year period.


         The following table displays a rollforward of the accruals established for the restructuring and other charges from the announcement of the plan to June 30, 2001 (in thousands):

(In Thousands)                                            Initial Charge      Amounts used in      Accrual balance at
                                                                                fiscal 2001          June 30, 2001
                                                        ------------------- --------------------- ---------------------
Termination costs related to employees                        $2,182               $1,770                 $412
Exit costs:
   Facility closure costs                                     1,158                 280                   878
   Contract termination liabilities                            900                  120                   780
Total                                                        $ 4,240              $ 2,170                $2,070
                                                        =================== ===================== =====================

         The amounts used of $2,170,000 reflects cash payments of $2,090,000 and non-cash utilization of $80,000. The remaining accrual of $2,070,000, which is included in accounts payable and accrued expenses in the Consolidated Balance Sheets, represents cash payments expected to be completed primarily in the year ending June 30, 2002. However, some cash requirements will stretch into following fiscal periods based upon contract termination requirements.


         FISCAL 2001 OTHER CHARGES In relation to this restructuring plan, the Company also wrote-off certain accounts receivable and other non-performing assets. These charges have been reclassified to be reported separately from the restructuring charge in the Statement of Operations. The accounts receivable write-offs were recorded to reflect accounts deemed to be uncollectible due to economic and other situations that occurred subsequent to the recording of the sales related to those receivables. The non-performing assets are no longer in use. These charges are:

- Accounts receivable write-offs - $6,840,000 - As part of the restructuring, the Company elected to discontinue certain product lines and focus on more profitable endeavors. During the third quarter of the year, the Company realized this would result in related collection issues. Thus, the Company wrote off $3,460,000 in receivables related to discontinued products and services. Additionally, in the third quarter ended March 31, 2001 the Company recorded other charges of $3,380,000 to write-off customer receivables as a result of customer bankruptcies and solvency issues. These charges are reported in Operating expenses: selling, general and administrative in the Statement of Operations for the year ended June 30, 2001.

- Capitalized software write-offs - $1,913,000 - The Company elected to discontinue its SyteCentre ERP product to focus resources on the Company's primary ERP product, SyteLine. The Company also discontinued its ASP hosting solution and its internet procurement software due to sluggish demand and unprofitable operations. As a result, the Company wrote-off $1,463,000 of capitalized internally developed software relating to SyteCentre and $450,000 of capitalized purchased software relating to internet procurement products. These charges are reported in Cost of revenue; License fees in the Statement of Operations for the year ended June 30, 2001.


         Fiscal 2000 Restructuring Charges. In July 2000, the Company announced several structural changes to discontinue certain business operations, write off non-performing assets which are no longer in use and to restructure the Company to better focus on its core business strategy. These changes included divesting the Company's FieldPro subsidiary, terminating the operations of its e-Mongoose, Inc. subsidiary, consolidating the Company's product development organizations and restructuring the Company's sales channels. In connection with this announcement, the Company recorded a non-recurring charge of $429,000, pre-tax, in the three months ended June 30, 2000 and an additional non-recurring charge of $2,163,000, pre-tax, in the three months ended September 30, 2000. The aggregate pre-tax charge of $2,592,000 included non-cash charges of $429,000 related primarily to the sale of Visual Applications Software, Inc., all of which was expended in Fiscal 2000, and $2,163,000 to reduce the Company's headcount. The headcount reduction included approximately 90 employees associated with the operations discussed above and others terminated as part of the restructuring. All severance payments were paid during the year ended June 30, 2001 and no accruals remain for these costs as of June 30, 2001.

The following table displays a rollforward of the accruals at June 30, 2000 and June 30, 2001 established for the structural changes:

2000
(In Thousands)                                          Initial Charge in     Amounts Used in     Accrual at June 30,
                                                               2000             Fiscal 2000               2000
                                                        ------------------- --------------------- ---------------------
Loss on sale of Visual Applications Software,
Inc. assets                                                    $429                 $429                   --
                                                        ------------------- --------------------- ---------------------

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


         FISCAL 2000 OTHER CHARGES In relation to the fiscal 2000 restructuring plan, the Company also wrote-off certain accounts receivable and other non-performing assets. These charges have been reported separately from the restructuring charge in the Statement of Operations. The accounts receivable write-offs were recorded to reflect accounts deemed to be uncollectible due to economic and other situations that occurred subsequent to the recording of the sales related to those receivables. The non-performing assets are no longer in use. These charges are:

- Accounts receivable write-offs - The Company wrote off $714,000 in receivables related to the discontinuation of the e-mongoose products. These charges are reported in Operating expenses: Selling, general and administrative in the Statement of Operations for the year ended June 30, 2000.

- Capitalized software write-offs - The Company wrote-off $1,868,000 of capitalized internally developed software relating to e-mongoose. These charges are reported in Cost of revenue; License fees in the Statement of Operations for the year ended June 30, 2000.

NOTE 3 - Restatement and Reclassifications

         The Company has restated its financial statements for the year ended June 30, 2001. The restatement has been made to correct the previously reported financial results due to an isolated error in third-party software used by the Company which affected the timing of recognition of revenue from renewals of the Company's maintenance and support contracts during those reported periods.

         For the year ended June 30, 2001, this restatement reduced revenue by $1,210,000 or 1.0% of the previously reported revenue of $118,286,000. This decrease in revenue increased the reported net loss for the year by $1,210,000 or 4.9% of the previously reported net loss of $24,854,000. The balance sheet account entitled Deferred revenue increased as of June 30, 2001 by $1,210,000 or 6.3% from the previously reported balance of $19,067,000. The financial statements included herein reflect the restatement.

         The Company uses certain third-party software to calculate and account for revenues from renewals of its maintenance and support services contracts. The error, which was isolated and occurred only in a certain specific process, caused affected billing records to accelerate the timing of recognition of revenue, and consequently understate the amount of deferred revenue to be recognized in subsequent periods. Due to the limited number of records affected, the error was difficult to detect. After detection by Company personnel in July 2002, the third-party software provider identified the nature of the error and assisted the Company in determining which maintenance and support records had been affected. The error was associated with a specific version of the software and affected only the period from July 2000 to March 2002. The Company had already installed a newer version of the software which properly accounts for revenue recognition in the specific affected process.

         In relation to the Company's 2001 restructuring plan described in Note 2, the Company wrote-off certain accounts receivable and other non-performing assets. Originally these charges were recorded as a part of restructuring and other charges in the Statement of Operations. Now these amounts have been reclassified to selling, general and administrative expenses and cost of revenue, respectively.

         The restatement and reclassifications by reporting period is presented in the table and accompanying financial statements below (in thousands):

--------------------------------------------  ---------------- -------------- --------------- -------------- --------------
                                              TOTAL REVENUE    ADJUSTMENT     TOTAL           NET INCOME     NET INCOME
                                              AS PREVIOUSLY    OF REVENUE     REVENUE, AS     (LOSS), AS     (LOSS), AS
                                              REPORTED                        ADJUSTED        PREVIOUSLY     ADJUSTED
                                                                                              REPORTED
REPORTING PERIOD
--------------------------------------------  ---------------- -------------- --------------- -------------- --------------
Quarter ended September 30, 2000 (unaudited)      $28,033           $32          $28,065        $(3,549)        $(3,517)
--------------------------------------------  ---------------- -------------- --------------- -------------- --------------

Quarter ended December 31, 2000 (unaudited)     $34,063         $(207)         $33,856         $(957)         $(1,164)
------------------------------------------- ---------------- -------------- --------------- -------------- --------------
Quarter ended March 31, 2001 (unaudited)        $27,172         $(838)         $26,334        $(15,348)      $(16,186)
------------------------------------------- ---------------- -------------- --------------- -------------- --------------
Quarter ended June 30, 2001 (unaudited)         $29,018         $(197)         $28,821        $(5,000)        $(5,197)
------------------------------------------- ---------------- -------------- --------------- -------------- --------------
YEAR ENDED JUNE 30, 2001                       $118,286        $(1,210)        $117,076       $(24,854)      $(26,064)
------------------------------------------- ---------------- -------------- --------------- -------------- --------------

                                 FRONTSTEP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   as adjusted
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                          YEAR ENDED JUNE 30, 2001
                                                      ---------------------------------
                                                           2001              2001
                                                      ----------------  ---------------
                                                                              AS
                                                                           PREVIOUSLY
                                                         AS RESTATED        REPORTED
                                                      ----------------  ---------------
Revenue:
         License fees                                       51,309           51,309
         Services                                           30,921           30,921
         Maintenance and support                            34,846           36,056
                                                      ----------------  ---------------
               Total revenue                               117,076          118,286

Cost of revenue:
         License fees                                       21,885           19,972
         Service, maintenance and support                   36,941           36,941
                                                      ----------------  ---------------
               Cost of revenue                              58,826           56,913
                                                      ----------------  ---------------

Gross margin                                                58,250           61,373
                                                              49.8%            51.9%

Operating expenses:
         Selling, general and administrative                62,847           56,007
         Research and product development                   13,332           13,332
         Amortization of intangibles                         3,285            3,285
         Restructuring and other charges                     6,403           15,156
                                                      ----------------  ---------------
               Total operating expenses                     85,867           87,780
                                                      ----------------  ---------------

Operating income (loss)                                    (27,617)         (26,407)
                                                             -23.6%           -22.3%
Other income (expense), net                                   (510)            (510)
                                                      ----------------  ---------------

Income (loss) before income taxes                          (28,127)         (26,917)

Provision for income taxes                                  (2,063)          (2,063)
                                                       ----------------  ---------------

Net income (loss)                                        $ (26,064)      $  (24,854)
                                                      ================  ===============

Net income (loss) per share                              $   (3.46)      $    (3.30)
                                                      ================  ===============
Net income (loss) per share, assuming dilution           $   (3.46)      $    (3.30)
                                                      ================  ===============

Weighted average shares outstanding                          7,535            7,535
Weighted average shares outstanding, assuming dilution       7,535            7,535



                                 FRONTSTEP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                       AS OF JUNE 30,
                                                    2001              2001
                                               --------------------------------
                                                                 AS PREVIOUSLY
                                                 AS RESTATED        REPORTED
                                               ----------------  --------------
                  ASSETS

Current assets:
   Cash and cash equivalents                           $ 1,512         $ 1,512
   Trade accounts receivable, net                       31,446          31,446
   Prepaid expenses                                      3,756           3,756
   Income tax receivable                                    47              47
   Deferred income taxes                                 2,026           2,026
   Inventories                                             738             738
   Other current assets                                    979             979
                                               ----------------  --------------
                                                        40,504          40,504
Capitalized software, net                               15,094          15,094
Intangibles, net                                         7,911           7,911
Equipment and improvements, net                          7,646           7,646
Deposits and other assets                                1,438           1,438
                                               ----------------  --------------
     Total assets                                     $ 72,593        $ 72,593
                                               ================  ==============
   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses              $ 15,610        $ 15,610
   Deferred revenue                                     20,278          19,067
   Current portion of long-term obligations              1,967           1,967
                                               ----------------  --------------
                                                        37,855          36,644

Noncurrent liabilities:
   Long-term obligations                                 8,337           8,337
   Deferred income taxes                                 2,891           2,891
   Other                                                   405             405
                                               ----------------  --------------
                                                        11,633          11,633

Minority interest                                        2,102           2,102
Preferred stock                                             --              --

Shareholders' equity:
   Preferred stock                                      10,865          10,865
   Common stock                                             79              79
   Additional paid-in capital                           37,470          37,470
   Common stock in treasury, at cost                    (1,320)         (1,320)
   Retained earnings (deficit)                         (22,773)        (21,562)
   Accumulated other comprehensive loss                 (3,318)         (3,318)
                                               ----------------  --------------
                                                        21,003          22,214
                                               ----------------  --------------
     Total liabilities and shareholders'
        equity                                        $ 72,593        $ 72,593
                                               ================  ==============
Weighted average shares outstanding                      7,535           7,535
Weighted average shares outstanding,
  assuming dilution                                      7,535           7,535

                                 FRONTSTEP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                  YEAR ENDED
                                                                    JUNE 30,
                                                            --------------------------
                                                               2001          2001
                                                            ------------  ------------
                                                                               As
                                                                As         Previously
                                                             Restated       Reported
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                           $ (26,064)      $(24,854)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation                                                4,149         4,149
    Amortization                                                7,333         7,333
    Restructuring and other charges                             6,403        15,156
    Deferred income taxes                                      (1,792)       (1,792)
    Write-off of capitalized software                           1,913            --
    Changes in operating assets and liabilities, net of
        restructuring and other charges:
        Accounts receivable                                     5,214         (1,626)
        Prepaid expenses and other assets                        (837)          (837)
        Accounts payable and accrued expenses                  (3,928)        (3,928)
        Deferred revenue                                        2,274          1,064
        Income taxes payable/receivable                         1,820          1,820
                                                            ------------  ------------
Net cash provided by (used in) operating activities            (3,515)        (3,515)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment                            (3,996)        (3,996)
Additions to capitalized software                              (5,074)        (5,074)
Purchase of subsidiaries, net of acquired cash                     --             --
                                                            ------------  ------------
Net cash used in investing activities                          (9,070)        (9,070)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                         253           253
Proceeds from long-term obligations                              76,090        76,090
Payments on long-term obligations                               (74,026)      (74,026)
                                                            ------------  ------------
Net cash provided by financing activities                         2,317         2,317
Effect of exchange rate changes on cash                             (88)          (88)
                                                            ------------  ------------
Net decrease in cash and cash equivalents                       (10,356)      (10,356)
Cash and cash equivalents at beginning of period                 11,868        11,868
                                                            ------------  ------------
Cash and cash equivalents at end of period                      $ 1,512       $ 1,512
                                                            ============  ============


         Other.................................................................               3,112             3,087
                                                                                        -----------      ------------
                                                                                        $    15,610      $     13,613
                                                                                        ===========      ============


NOTE 7--OPERATING LEASE COMMITMENTS

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

NOTE 8--LONG-TERM OBLIGATIONS

         Long-term debt is summarized as follows (in thousands):

                                                                                                  JUNE 30,
                                                                                                  --------
                                                                                             2001             2000
                                                                                             ----             ----
         Revolving credit facility.............................................         $     8,337      $      3,000
         PSI acquisition note payable..........................................               1,573             5,000
         Present value of minimum capital lease payments.......................                 742               277
         Infomentum acquisition note payable...................................                  --               264
         Other.................................................................                  57               104
                                                                                        -----------      ------------
                                                                                             10,709             8,645
         Less current maturities...............................................               1,967             5,476
                                                                                        -----------      ------------
                                                                                        $     8,742      $      3,169
                                                                                        ===========      ============

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

         In July 2001, the Company executed a new credit facility with Foothill Capital Corporation, which consists of a $15,000,000 three-year term note and a $10,000,000 revolving line of credit, to replace the Credit Facility. See Note 20.

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

NOTE 4--ACCOUNTS RECEIVABLE

         Accounts receivable is summarized as follows (in thousands):

                                                                                                  JUNE 30,
                                                                                                  --------
                                                                                             2001             2000
                                                                                             ----             ----
         Accounts receivable...................................................         $    32,877      $     39,031
         Less allowance for doubtful accounts..................................               1,431             2,075
                                                                                        -----------      ------------
                                                                                        $    31,446      $     36,956
                                                                                        ===========      ============

         The following is a summary of activity in the allowance for doubtful accounts (in thousands):

                                                                                      YEAR ENDED JUNE 30,
                                                                                      ------------------
                                                                           2001              2000             1999
                                                                           ----              ----             ----

         Beginning balance....................................         $    2,075       $     1,500      $      1,063
         Provision for bad debts..............................              9,731             3,255             1,270
         Account write-offs, net..............................           (10,375)           (2,680)             (833)
                                                                       ----------       -----------      -----------
         Ending balance.......................................         $    1,431       $     2,075      $      1,500
                                                                       ==========       ===========      ============

NOTE 5--PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows (in thousands):

                                                                                                  JUNE 30,
                                                                                                  --------
                                                                                             2001             2000
                                                                                             ----             ----
         Furniture and fixtures................................................         $     3,655      $      3,568
         Computers and other equipment.........................................              21,720            18,410
         Leasehold improvements................................................               1,827             1,535
                                                                                        -----------      ------------
                                                                                             27,202            23,513
         Less accumulated depreciation and amortization........................              19,556            15,527
                                                                                        -----------      ------------
                                                                                        $     7,646      $      7,986
                                                                                        ===========      ============

NOTE 6--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses are summarized as follows (in thousands):

                                                                                                  JUNE 30,
                                                                                                  --------
                                                                                             2001             2000
                                                                                             ----             ----
         Accounts payable......................................................         $     5,579      $      5,134
         Accrued payroll and related costs.....................................               2,441             2,827
         Third party royalties.................................................               2,408             2,565
         Restructuring and other charges.......................................               2,070                --

NOTE 9--INCOME TAXES

         The components of the provision for (benefit from) income taxes are summarized as follows (in thousands):

                                                                                      YEAR ENDED JUNE 30,
                                                                                      --------------------
                                                                           2001             2000              1999
                                                                           ----             ----              ----
         Current:
              Federal.........................................         $       --       $      (516)      $     1,927
              State and local.................................                 --               (17)              475
              Foreign.........................................                (23)              541               582
                                                                       ----------       -----------       -----------
                                                                              (23)                8             2,984
         Deferred:
              Federal.........................................             (1,778)           (1,399)              131
              State and local.................................               (262)             (206)               43
              Foreign.........................................                 --                40                48
                                                                       ----------       -----------       -----------
                                                                           (2,040)           (1,565)              222
                                                                       ----------       -----------       -----------
                                                                       $   (2,063)      $    (1,557)      $     3,206
                                                                       ==========       ===========       ===========

The significant components of the Company's deferred tax asset and liability are as follows (in thousands):

                                                                                                  JUNE 30,
                                                                                                  --------
                                                                                             2001             2000
                                                                                             ----             ----
         Current deferred tax asset:
            Allowance for doubtful accounts....................................         $       195      $      1,105
            Accrued liabilities................................................               1,831               405
                                                                                        -----------      ------------
                                                                                        $     2,026      $      1,510
                                                                                        ===========      ============

         Long-term deferred tax (asset) liability:
            Capitalized software...............................................         $     5,072      $      4,966
            Intangibles........................................................               1,038             1,313
            Capitalized leases.................................................                 422               422
            Accrued liabilities................................................                 239               540
            Book over tax depreciation.........................................                (605)             (702)
            Domestic losses....................................................              (9,776)           (1,938)
            Foreign losses.....................................................                (682)             (682)
            Tax credits........................................................              (1,935)             (434)
                                                                                        -----------      ------------
                                                                                             (6,227)            3,485
            Less valuation allowance...........................................               9,118               682
                                                                                        -----------      ------------
                                                                                        $     2,891      $      4,167
                                                                                        ===========      ============

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

         Differences arising between the provision for (benefit from) income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                                                                 YEAR ENDED JUNE 30,
                                                                                                 -------------------
                                                                                            2001        2000        1999
                                                                                            ----        ----        ----
         Federal tax at statutory rate..................................................       (34)%       (34)%       34%
         State and local income taxes net of federal tax benefit........................        (4)         (3)         4
         Foreign operations taxes at rates different from U.S. federal statutory rate...         3           7          6
         Disposition of foreign operation...............................................        --           5         --
         Nondeductible acquisition research and development write off...................        --           2          4
         General business credits.......................................................        (2)                    (7)
         Nondeductible permanent differences............................................         1           4          3
         Valuation allowance recorded against deferred tax assets.......................        29           6         --
                                                                                          --------   ---------     ------
                                                                                                (7)%       (13)%       44%
                                                                                          ========   =========     ======

         The Company has domestic net operating losses for tax purposes of $490,000, $347,000, $37,000, $752,000, $1,344,000, $1,779,000 and $20,316,000
which expire in fiscal years 2008, 2010, 2012, 2013, 2018, 2019 and 2021, respectively.

NOTE 10--STOCK OPTION PLANS

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

         If the Company had elected to recognize compensation cost based on the fair value of options at the grant date (which includes shares issuable under the Employee Stock Purchase Plan--see Note 11) as prescribed by SFAS No. 123, the following table displays what reported net income (loss) and per share amounts would have been (in thousands, except per share data):

                                                                                 PRO FORMA YEAR ENDED JUNE 30,
                                                                                 -----------------------------
                                                                           2001
                                                                        RESTATED              2000            1999
                                                                        --------              ----            ----
         Net income (loss)....................................         $ (27,895)       $  (11,402)       $     2,955
         Net income (loss) per share, assuming dilution.......             (3.70)            (1.54)              0.41

         The pro forma financial effects of applying SFAS No. 123 may not be representative of the pro forma effects on reported results of operations for future years.

         The following table summarizes stock option activity:

                                                                                                             WEIGHTED-
                                                                                                              AVERAGE
                                                                                           NUMBER OF      EXERCISE PRICE
                                                                                          OPTIONS (#)      PER SHARE ($)
                                                                                         ------------      ------------
         Outstanding at July 1, 1998...........................................           1,619,535              7.17
              Granted..........................................................             263,050             15.92
              Cancelled........................................................             (52,425)            11.81
              Exercised........................................................             (74,888)             6.90
                                                                                        ------------
         Outstanding at June 30, 1999..........................................           1,755,272              8.26
              Granted..........................................................             377,100              9.69
              Cancelled........................................................             (79,150)            13.00
              Exercised........................................................            (117,300)             6.73
                                                                                        ------------
         Outstanding at June 30, 2000..........................................           1,935,922              8.44
              Granted..........................................................             351,000              5.95
              Cancelled........................................................            (204,550)            11.39
              Exercised........................................................              (1,500)             5.66
                                                                                        ------------
         Outstanding at June 30, 2001..........................................           2,080,872              7.73
                                                                                        ===========

         The weighted average fair value of options granted during the years ended June 30, 2001, 2000 and 1999 was $5.12, $5.92 and $5.39, respectively. At
June 30, 2001, 351,884 shares remained available for grant.

         The following table summarizes information regarding stock options outstanding as of June 30, 2001:

                                                     OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                                     -------------------                          -------------------
                                                         WEIGHTED
                                                          AVERAGE
                                                         REMAINING         WEIGHTED                              WEIGHTED
                                                        CONTRACTUAL         AVERAGE                               AVERAGE
       RANGE OF EXERCISE                                   LIFE            EXERCISE                              EXERCISE
           PRICE ($)               OPTIONS (#)            (YEARS)          PRICE ($)        OPTIONS (#)          PRICE ($)
           ---------               ----------             -------          ---------        -----------          --------
             3.81                     417,500               4.2              3.81             400,000              3.81
           3.82-5.66                  489,500               4.8              5.14             379,000              5.00
           5.67-7.56                  321,250               7.6              6.61             115,250              7.25
           7.57-9.31                  373,850               5.7              7.90             287,450              7.81
          9.32-14.81                  307,572               7.0             11.46             171,147             11.87
          14.82-18.63                  72,750               6.0             18.42              55,750             18.44
          18.64-24.06                  98,450               6.4             20.64              53,325             20.65
                                   ----------                                              ----------
          3.81-24.06                2,080,872               5.7              7.73           1,461,922              7.29
                                   ==========                                              ==========

NOTE 11--EMPLOYEE BENEFIT PLANS

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

NOTE 12--ACQUISITIONS

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

         On February 9, 2000, the Company acquired Profit Solutions, Inc. ("PSI"), a Minnesota corporation and provider of Web-centric customer relationship management applications with sales, marketing, service and business intelligence functionality, for approximately $2,100,000 in cash paid at closing and $5,000,000 in unsecured, subordinated promissory notes, of which, $1,573,000 remained payable as of June 30, 2001. The transaction was accounted for as a purchase and resulted in a one-time, non-recurring charge of $638,000 relating to the write-off of acquired in-process technology of PSI.

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

                                                                                              YEAR ENDED JUNE 30,
                                                                                              ------------------
                                                                                              2000            1999
                                                                                              ----            ----
                                                                                           (IN THOUSANDS, EXCEPT PER
                                                                                                  SHARE DATA)

         Revenue...............................................................         $   129,333      $    140,034
         Net income (loss).....................................................             (10,888)            2,828
         Net income (loss) per share, assuming dilution........................               (1.47)             0.39

NOTE 13--EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                                      YEAR ENDED JUNE 30,
                                                                                      ------------------
                                                                            2001
                                                                         RESTATED            2000             1999
                                                                         --------            ----             ----
          Numerator for basic and diluted income (loss)
              per share -- net income (loss)..................         $  (26,064)      $   (10,205)      $     3,999
                                                                       ===========      ============      ===========

          Denominator:
              Weighted average common shares outstanding......              7,535             7,411             6,654
              Contingently issuable shares....................                 --                --                57
                                                                       ----------       -----------       -----------
                  Denominator for basic income (loss) per share             7,535             7,411             6,711
              Effect of dilutive employee stock options.......                 --                --               553
                                                                       ----------       -----------       -----------
                  Denominator for diluted income (loss)
                    per share.................................              7,535             7,411             7,264
                                                                       ==========       ===========       ===========
          Basic net income (loss) per share...................         $    (3.46)      $      (1.38)     $      0.60
                                                                       ===========      =============     ===========
          Diluted net income (loss) per share.................         $    (3.46)      $      (1.38)     $      0.55
                                                                       ===========      =============     ===========

NOTE 14--MINORITY INTEREST

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

NOTE 15--PREFERRED STOCK

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

         The warrants are exercisable at $15 per share and expire five years from the date of the Transaction. The exercise price is subject to adjustment on the fourth anniversary of the Transaction if the Average Weighted Price is less than $15 per share. The adjusted exercise price is the greater of a) the Average Weighted Price or b) 75% of the exercise price. The exercise price is also subject to adjustment based on anti-dilution provisions. Mandatory exercise occurs if, at any time after the second anniversary of the Transaction, the daily price of the Company's common shares exceeds $24 per share for each and every day in any period of forty consecutive trading days. The Company has determined that the fair value of the warrants on the date of the Transaction, net of issuance costs, was $2,510,000. This value was determined using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.5%, no dividend yield, volatility factor of .827, and option life of 5 years.

         Under applicable securities exchange rules, the Company was required to obtain shareholder approval prior to issuing common shares if the adjusted price at the time of conversion of the preferred shares and/or exercise of the common stock warrants is less than the market price of the Company's common shares on the date of the Transaction ($9.1875 per share). The Company submitted to its shareholders at the Company's annual meeting on November 8, 2000, a proposal to approve the issuance of common shares upon conversion of the preferred shares and/or exercise of the warrants, at an adjusted conversion price per share if required, which is less than the market price per common share on the date of the Transaction. This approval was obtained. Because the Company had not obtained shareholder approval as of June 30, 2000, the proceeds from the issuance of the preferred shares were classified as temporary equity. Due to the shareholder approval, the preferred shares have been reclassified to permanent equity in the June 30, 2001 balance sheet.

NOTE 16--BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

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

         Summarized financial information attributable to each of the Company's geographic areas is shown in the following table (in thousands):

                                                                                      NORTH
                                                                                    AMERICA,
                                                                                    EXCLUDING
                                                                        UNITED       UNITED                       ASIA/
                                                                        STATES       STATES         EUROPE       PACIFIC
                                                                        ------      --------       -------       -------

         FISCAL 2001 - RESTATED
         Total revenue............................................     $  87,405    $   4,103    $  14,736    $  10,832
         Operating income (loss) before amortization of intangibles
              and special charges.................................       (18,099)       2,115          259       (2,204)
         Operating income (loss)..................................       (27,305)       2,115         (189)      (2,238)
         Long-lived assets........................................         6,793           29          312          512

                                                                                      NORTH
                                                                                    AMERICA,
                                                                                    EXCLUDING
                                                                        UNITED       UNITED                       ASIA/
                                                                        STATES       STATES         EUROPE       PACIFIC
                                                                        -----       -------         ------       -------
         FISCAL 2000
         Total revenue............................................     $  98,739    $   4,326    $  13,941    $  11,902
         Operating income (loss) before amortization of intangibles
              and special charges.................................        (3,564)       1,881       (3,376)      (1,077)
         Operating income (loss)..................................        (7,618)       1,881       (3,904)      (1,155)
         Long-lived assets........................................         7,099           36          383          468

         FISCAL 1999
         Total revenue............................................     $  95,696    $   5,254    $  16,400    $  11,722
         Operating income (loss) before amortization of intangibles
              and special charges.................................         8,569        1,469         (806)         797
         Operating income (loss)..................................         6,259        1,469       (1,383)         709
         Long-lived assets........................................         7,085          245          392          475


NOTE 17--COMMITMENTS AND CONTINGENCIES

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

NOTE 18--SALE OF VISUAL APPLICATIONS SOFTWARE

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

NOTE 19--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

This quarterly data reflects the restatement and reclassifications as described in Note 3.

                                                                                THREE MONTHS ENDED
                                                                                -------------------
                                                              JUNE 30         MARCH 31       DECEMBER 31       SEPTEMBER 30
                                                              -------         --------       -----------       ------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
         FISCAL 2001 - RESTATED
              Total revenue...........................    $    28,821       $   26,334       $    33,856     $     28,065
              Gross margin............................         16,066            9,605            18,801           13,778
              Operating loss..........................         (4,994)         (15,928)           (1,492)          (5,203)
              Net loss................................         (5,197)         (16,186)           (1,164)          (3,517)
              Basic loss per common share.............          (0.69)           (2.14)            (0.16)           (0.47)
              Diluted loss per common share...........          (0.69)           (2.14)            (0.16)           (0.47)

Frontstep, Inc.
Restated Income Statement
Year ended June 30, 2001 by quarter
(all numbers in 000's except per share data)



                                                        Q1 01                      Q2 01                      Q3 01
                                               ----------------------      ---------------------     -------------------
  Revenue:                                        as            as            as            as          as          as
                                               reported      restated      reported      restated    reported    restated
                                               --------      --------      --------      --------    --------    --------
        License fees                           $ 11,881       11,881        17,185       17,185        10,724     10,724
        Services                                     --        7,953            --        8,041            --      7,154
        Maintenance and support                  16,152        8,231        16,878        8,630        16,448      8,456
                                               --------       ------        ------       ------        ------     ------
              Total revenue                      28,033       28,065        34,063       33,856        27,172     26,334

Cost of revenue:
        License fees                              4,445        4,445         5,489        5,489         4,624      6,537
        Service, maintenance and support          9,842        9,842         9,566        9,566        10,192     10,192
                                               --------       ------        ------       ------        ------     ------
              Cost of revenue                    14,287       14,287        15,055       15,055        14,816     16,729
                                               --------       ------        ------       ------        ------     ------

Gross margin                                     13,746       13,778        19,008       18,801        12,356      9,605

Operating expenses:
        Selling, general and administrative      12,263       12,263        15,991       15,991        14,388     20,388
        Research and product development          3,718        3,718         3,471        3,471         3,737      3,737
        Amortization of intangibles                 837          837           831          831           828        828
        Restructuring and other charges           2,163        2,163            --           --         8,493        580
                                               --------       ------        ------       ------        ------     ------
              Total operating expenses           18,981       18,981        20,293       20,293        27,446     25,533
                                               --------       ------        ------       ------        ------     ------

Operating income (loss)                          (5,235)      (5,203)       (1,285)      (1,492)      (15,090)   (15,928)

Other income (expense), net                          73           73          (122)        (122)         (258)      (258)
                                               --------       ------        ------       ------        ------     ------

Income (loss) before income taxes                (5,162)      (5,130)       (1,407)      (1,614)      (15,348)   (16,186)

Provision for income taxes                       (1,613)      (1,613)         (450)        (450)           --         --
                                               --------       ------        ------       ------        ------     ------

Net income (loss)                              $ (3,549)      (3,517)         (957)      (1,164)      (15,348)   (16,186)
                                               ========       ======        ======       ======       =======    =======


        Shares outstanding                        7,504        7,504         7,505        7,505         7,563      7,563
                                               ========       ======        ======       ======       =======    =======
        EPS                                    $  (0.47)       (0.47)        (0.13)       (0.16)        (2.03)     (2.14)
                                               ========       ======        ======       ======       =======    =======




                                                         Q4 01                        FY 01
                                                ---------------------       ---------------------
  Revenue:                                         as            as             as          as
                                                reported      restated       reported    restated
                                                --------      --------       --------    --------
        License fees                            $ 11,519       11,519          51,309      51,309
        Services                                      --        7,773              --      30,921
        Maintenance and support                   17,499        9,529          66,977      34,846
                                                --------       ------         -------     -------
              Total revenue                       29,018       28,821         118,286     117,076

Cost of revenue:
        License fees                               5,414        5,414          19,972      21,885
        Service, maintenance and support           7,341        7,341          36,941      36,941
                                                --------       ------         -------     -------
              Cost of revenue                     12,755       12,755          56,913      58,826
                                                --------       ------         -------     -------

Gross margin                                      16,263       16,066          61,373      58,250

Operating expenses:
        Selling, general and administrative       13,365       14,205          56,007      62,847
        Research and product development           2,406        2,406          13,332      13,332
        Amortization of intangibles                  789          789           3,285       3,285
        Restructuring and other charges            4,500        3,660          15,156       6,403
                                                --------       ------         -------     -------
              Total operating expenses            21,060       21,060          87,780      85,867
                                                --------       ------         -------     -------

Operating income (loss)                           (4,797)      (4,994)        (26,407)    (27,617)

Other income (expense), net                         (203)        (203)           (510)       (510)
                                                --------       ------         -------     -------

Income (loss) before income taxes                 (5,000)      (5,197)        (26,917)    (28,127)

Provision for income taxes                            --           --          (2,063)     (2,063)
                                                --------       ------         -------     -------

Net income (loss)                               $ (5,000)      (5,197)        (24,854)    (26,064)
                                                ========       ======         =======     =======


        Shares outstanding                         7,568        7,568           7,535       7,535
                                                ========       ======         =======     =======
        EPS                                     $  (0.66)       (0.69)          (3.30)      (3.46)
                                                ========       ======         =======     =======


                                 FRONTSTEP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                          SEPTEMBER 30,  SEPTEMBER 30,  DECEMBER 31,    DECEMBER 31,    MARCH 31,      MARCH 31,
                                              2000           2000          2000            2000           2000           2000
                                          ----------------------------------------------------------------------------------------
                                               AS       AS PREVIOUSLY         AS        AS PREVIOUSLY       AS       AS PREVIOUSLY
                                            RESTATED      REPORTED         RESTATED       REPORTED       RESTATED      REPORTED
                                            --------    -------------    -----------   --------------   ---------    -------------

                 ASSETS

Current assets:
   Cash and cash equivalents                 $ 4,163          $ 4,163        $ 1,331       $ 1,331        $ 1,214         $  1,214
   Trade accounts receivable, net             38,089           38,089         43,736        43,736         31,441           31,441
   Prepaid expenses                            3,068            3,068          3,163         3,163          3,507            3,507
   Income tax receivable                       1,955            1,955          2,170         2,170             --               --
   Deferred income taxes                       1,510            1,510          1,510         1,510          1,458            1,458
   Inventories                                   838              838            878           878            738              738
   Other current assets                        1,780            1,780            700           700          1,718            1,718
                                            --------    -------------    -----------    ----------    -----------    -------------
                                              51,403           51,403         53,488        53,488         40,076           40,076

Capitalized software, net                     17,526           17,526         17,460        17,460         15,208           15,208
Intangibles, net                               9,322            9,322          8,860         8,860          8,355            8,355
Equipment and improvements, net                8,002            8,002          8,530         8,530          8,155            8,155
Deposits and other assets                      2,535            2,535          2,723         2,723          1,504            1,504
                                            --------   --------------    -----------    ----------    -----------    -------------
     Total assets                           $ 88,788         $ 88,788       $ 91,061      $ 91,061       $ 73,298         $ 73,298
                                            ========   ==============    ===========    ==========    ===========    =============

  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses    $ 12,718         $ 12,718       $ 14,083      $ 14,083       $ 14,859         $ 14,859
   Deferred revenue                           16,975           17,007         18,372        18,197         17,525           16,512
   Current portion of long-term
     obligations                               2,852            2,852          1,967         1,967         10,202           10,202
                                            --------   --------------    -----------    ----------    -----------    -------------
                                              32,545           32,577         34,422        34,247         42,586           41,573

Noncurrent liabilities:
   Long-term obligations                       6,982            6,982          8,578         8,578             --               --
   Deferred income taxes                       3,452            3,452          3,082         3,082          2,495            2,495
   Other                                          --               --            351           351            267              267
                                            --------   --------------    -----------    ----------    -----------    -------------
                                              10,434           10,434         12,011        12,011          2,762            2,762

Minority interest                              2,110            2,110          2,071         2,071          2,109            2,109
Preferred stock                                   --               --             --            --             --               --

Shareholders' equity:
   Preferred stock                            10,865           10,865         10,865        10,865         10,865           10,865
   Common stock                                   78               78             78            78             79               79
   Additional paid-in capital                 37,226           37,226         37,276        37,276         37,470           37,470
   Common stock in treasury, at cost          (1,320)          (1,320)        (1,320)       (1,320)        (1,320)          (1,320)
   Retained earnings (deficit)                  (225)            (257)        (1,389)       (1,214)       (17,575)         (16,562)
   Accumulated other comprehensive loss       (2,925)          (2,925)        (2,953)       (2,953)        (3,678)          (3,678)
                                            --------   --------------    -----------    ----------    -----------    -------------
                                              43,699           43,667         42,557        42,732         25,841           26,854
                                            --------   --------------    -----------    ----------    -----------    -------------
     Total liabilities and shareholders'
       equity                               $ 88,788         $ 88,788       $ 91,061      $ 91,061       $ 73,298         $ 73,298
                                            ========   ==============    ===========    ==========    ===========    =============


                                 FRONTSTEP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        THREE MONTHS ENDED          SIX MONTHS ENDED          NINE MONTHS ENDED
                                                           SEPTEMBER 30,               DECEMBER 31,               MARCH 31,
                                                        ------------------          ----------------          -----------------
                                                         2000          2000         2000         2000         2001          2001
                                                      ------------  ----------   -----------  -----------  ------------  ----------
                                                                        As                        As                         As
                                                                    Previously                Previously                 Previously
                                                      As Restated    Reported    As Restated   Reported    As Restated    Reported
                                                      ------------  ----------   -----------  -----------  ------------  ----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                     $(3,517)      $(3,549)     $ (4,681)     $(4,506)     $(20,867)    $(19,854)
    Adjustments to reconcile net income (loss)
        to net cash provided by (used in)
        operating activities:
    Depreciation                                        1,081         1,081         2,189        2,189         3,129        3,129
    Amortization                                        1,925         1,925         3,658        3,658         5,500        5,500
    Restructuring and other charges                     2,163         2,163         2,163        2,163        10,656       10,656
    Deferred income taxes                                (716)         (716)       (1,085)      (1,085)       (2,146)      (2,146)
    Write-off of capitalized software                      --            --            --            --           --           --
    Changes in operating assets and liabilities,
        net of restructuring and other charges:
        Accounts receivable                            (1,647)       (1,647)       (6,890)      (6,890)       (1,431)      (1,431)
        Prepaid expenses and other assets              (1,744)       (1,744)         (854)        (854)       (1,075)      (1,075)
        Accounts payable and accrued expenses          (2,864)       (2,864)       (1,779)      (1,779)       (1,287)      (1,287)
        Deferred revenue                               (1,143)       (1,111)          209           34          (493)      (1,506)
        Income taxes payable/receivable                   (14)          (14)         (366)        (366)        2,215        2,215
                                                      -------       -------      --------      -------      --------     --------
    Net cash used in operating activities              (6,476)       (6,476)       (7,436)      (7,436)       (5,799)      (5,799)

    CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment                    (1,095)       (1,095)       (2,806)      (2,806)       (3,362)      (3,362)
    Additions to capitalized software                  (1,395)       (1,395)       (2,593)      (2,593)       (3,738)      (3,738)
                                                      -------       -------      --------      -------      --------     --------
    Net cash used in investing activities              (2,490)       (2,490)       (5,399)      (5,399)       (7,100)      (7,100)

    CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock, net             8             8            58           58           253          253
    Proceeds from long-term obligations                 3,814         3,814        28,735       28,735        53,946       53,946
    Payments on long-term obligations                  (2,660)       (2,660)      (26,557)     (26,557)      (52,122)     (52,122)
                                                      -------       -------      --------      -------      --------     --------
    Net cash provided by financing activities           1,162         1,162         2,236        2,236         2,077        2,077
    Effect of exchange rate changes on cash                99            99            62           62           168          168
                                                      -------       -------      - -------     --------     ---------    ---------
    Net increase (decrease) in cash and
        cash equivalents                               (7,705)       (7,705)      (10,537)     (10,537)      (10,654)     (10,654)
    Cash and cash equivalents at beginning of period   11,868        11,868        11,868       11,868        11,868       11,868
                                                      -------       -------      --------      -------      --------     --------
    Cash and cash equivalents at end of period        $ 4,163       $ 4,163      $  1,331      $ 1,331      $  1,214     $  1,214
                                                      =======       =======      ========      =======      ========     ========


                                                                 TWELVE MONTHS ENDED
                                                                      JUNE 30,
                                                                 -------------------
                                                                  2001         2001
                                                                ----------  -----------
                                                                                 As
                                                                             Previously
                                                               As Restated    Reported
                                                               -----------  -----------
CASH FLOW FROM OPERATING ACTIVITIES:                             (26,064)   $ (24,854)
Net income (loss)
    Adjustments to reconcile net income (loss)
        to net cash provided by (used in)
        operating activities:
    Depreciation                                                   4,149        4,149
    Amortization                                                   7,333        7,333
    Restructuring and other charges                                6,403       15,156
    Deferred income taxes                                         (1,792)      (1,792)
    Write-off of capitalized software                              1,913        1,913
    Changes in operating assets and liabilities,
        net of restructuring and other charges:
        Accounts receivable                                        5,214       (1,626)
        Prepaid expenses and other assets                           (837)        (837)
        Accounts payable and accrued expenses                     (3,928)      (3,928)
        Deferred revenue                                           2,274        1,064
        Income taxes payable/receivable                            1,820        1,820
                                                                --------    ---------
    Net cash used in operating activities                         (3,515)      (3,515)

    CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment                               (3,996)      (3,996)
    Additions to capitalized software                             (5,074)      (5,074)
                                                                --------    ---------
    Net cash used in investing activities                         (9,070)      (9,070)

    CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock, net                      253          253
    Proceeds from long-term obligations                           76,090       76,090
    Payments on long-term obligations                            (74,026)     (74,026)
                                                                --------    ---------
    Net cash provided by financing activities                      2,317        2,317
    Effect of exchange rate changes on cash                          (88)         (88)
                                                                --------    ---------
    Net increase (decrease) in cash and
        cash equivalents                                         (10,356)     (10,356)
    Cash and cash equivalents at beginning of period              11,868       11,868
                                                                --------    ---------
    Cash and cash equivalents at end of period                  $  1,512    $   1,512
                                                                ========    =========



                                                                                THREE MONTHS ENDED
                                                                                ------------------
                                                              JUNE 30         MARCH 31       DECEMBER 31       SEPTEMBER 30
                                                              -------         --------       -----------       ------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
         FISCAL 2000
              Total revenue...........................    $    30,989       $   31,468       $    34,380     $     32,071
              Gross margin............................         13,282           17,340            18,726           17,704
              Operating income (loss).................        (10,823)          (2,379)              668            1,738
              Net income (loss).......................         (9,534)          (1,854)              288              895
              Basic income (loss) per common share....          (1.27)           (0.25)             0.04             0.12
              Diluted income (loss) per common share..          (1.27)           (0.25)             0.04             0.12

NOTE 20--SUBSEQUENT EVENTS

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

         In connection with the Foothill Credit Facility, Foothill Capital Corporation was granted 550,000 warrants to purchase common stock priced at the current market price as of the close of the deal ($3.36 per share), which expire in July 2006. The warrants will be recorded as a debt discount and are subject to certain anti-dilution provisions as defined in the agreement. The Company has determined the relative fair value of the warrants to be $1,276,000. This was determined using a Black-Scholes option pricing model, adjusted to take into consideration certain features of the warrants such as anti-dilution provisions, with the following assumptions: risk-free interest rate of 5.0%; no dividend yield; volatility factor of 1.0; and option life of 5 years.


         Additionally, in July 2001, the Company adjusted the price of 453,546 existing warrants to purchase common stock issued in fiscal year 2000 pursuant to the preferred stock private placement, with an original exercise price of $15 per share to $3.36 per share. Because this change in price was due to contractual provisions already in place at the inception of the arrangement, there is no impact on the company's financial statements.


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

ITEM 13.          CERTAIN BENEFICIAL RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the section entitled "Executive Compensation--Certain Transaction and Relationships" which appears in our Definitive Proxy Statement for the Annual Meeting of Shareholders, to be held on November 7, 2001, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year.

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

                  (a)(3)  Exhibits

                  The following exhibits are included in this Annual Report on Form 10-K:

EXHIBIT NO.                       DESCRIPTION                                                       PAGE
-----------                       -----------                                                       ----
3(a)(1)            Amended Articles of Incorporation of                         Incorporated herein by reference to
                   Frontstep, Inc. (f/k/a Symix Systems,                        Exhibit 3(a)(1) to Registrant's Annual Report
                   Inc.) (the "Registrant") (as filed on                        on Form 10-K for the fiscal year ended
                   February 8, 1991)                                            June 30, 1997 (File No. 0-19024)


3(a)(2)            Certificate of Amendment to the                              Incorporated herein by reference to
                   Amended Articles of Incorporation of                         Exhibit 3(a)(2) to Registrant's Annual Report
                   the Registrant (as filed on July 16, 1996)                   on Form 10-K for the fiscal year ended June 30,
                                                                                 1997 (File No. 0-19024)

3(a)(3)            Certificate of Amendment to the                              Incorporated herein by reference to
                   Amended Articles of Incorporation,                           Exhibit 3(a)(3) to Registrant's Quarterly
                   as amended, of the Registrant (as filed                      Report on Form 10-Q for the fiscal quarter
                   with the Ohio Secretary of State on                          ended March 31, 2000 (File No. 0-19024)
                   May 10, 2000)

3(a)(4)            Certificate of Amendment to the Amended                      Incorporated herein by reference to
                   Articles of Incorporation, as amended, of the                Exhibit 3(a)(4) to Registrant's Quarterly
                   Registrant (as filed with the Ohio Secretary                 Report on Form 10-Q for the fiscal quarter
                   of State on November 8, 2000)                                ended September 30, 2000 (File No. 0-19024)

3(a)(5)            Amended Articles of Incorporation, as amended,               Incorporated herein by reference to
                   of the Registrant (reflecting amendments through             Exhibit 3(a)(5) to Registrant's Quarterly
                   November 8, 2000 for purposes of Securities and              Report on Form 10-Q for the fiscal quarter
                   Exchange Commission reporting compliance only)               ended September 30, 2000 (File No. 0-19024)

EXHIBIT NO.                       DESCRIPTION                                      PAGE
-----------                       -----------                                      ----
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

4(a)(1)        Amended Articles of Incorporation of the          Incorporated herein by reference to
               Registrant (as filed on February 8, 1991)         Exhibit 3(a)(1) to Registrant's Annual
                                                                 Report on Form 10-K for the fiscal year
                                                                 ended June 30, 1997 (File No. 0-19024)


4(a)(2)        Certificate of Amendment to the Amended           Incorporated herein by reference to
               Articles of Incorporation of the Registrant       Exhibit 3(a)(2) to Registrant's Annual
               (as filed on July 16, 1996)                       Report on Form 10-K for the fiscal year
                                                                 ended June 30, 1997 (File No. 0-19024)

4(a)(3)        Certificate of Amendment to the Amended           Incorporated herein by reference to
               Articles of Incorporation, as amended,            Exhibit 3(a)(3) to Registrant's Quarterly
               of the Registrant (as filed with the Ohio         Report on Form 10-Q for the fiscal quarter
               Secretary of State on May 10, 2000)               ended March 31, 2000 (File No. 0-19024)

4(a)(4)        Certificate of Amendment to the Amended           Incorporated herein by reference to
               Articles of Incorporation, as amended, of the     Exhibit 3(a)(4) to Registrant's Quarterly
               Registrant (as filed with the Ohio Secretary      Report on Form 10-Q for the fiscal quarter
               of State on November 8, 2000)                     ended September 30, 2000 (File No. 0-19024)

4(a)(5)        Amended Articles of Incorporation, as             Incorporated herein by reference to
               amended, of the Registrant (reflecting            Exhibit 3(a)(5) to Registrant's Quarterly
               amendments through November 8, 2000 for           Report on Form 10-Q for the fiscal quarter
               purposes of Securities and Exchange               ended September 30, 2000 (File
               Commission reporting compliance only)             No. 0-19024)

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

4(c)           Investor Rights Agreement, dated as of            Incorporated herein by reference to
               May 10, 2000, among the Registrant, the           Exhibit 4(c) to Registrant's Quarterly
               Investors identified therein and Lawrence J.      Report on Form 10-Q for the fiscal quarter
               Fox                                               ended March 31, 2000 (File No. 0-19024)


EXHIBIT NO.                  DESCRIPTION                                       PAGE
-----------                  -----------                                       ----
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

4(e)**        Warrant for the Purchase of Shares of               Previously filed
              Common Stock of the Registrant issued to
              Morgan Stanley Dean Witter Venture
              Partners IV, L.P. and Exhibit A, identifying
              other identical warrants issued to the
              Investors identified on Exhibit A, for the
              number of common shares identified on
              Exhibit A, on the dates indicated

4(f)          Assignment and Assumption Agreement, by             Incorporated herein by reference to
              and between Morgan Stanley Dean Witter              Exhibit 4(g) to Registrant's Quarterly
              Equity Funding, Inc. and the Originators            Report on Form 10-Q for the fiscal quarter
              Investment Plan, L.P., dated November 24,           ended December 31, 2000 (File No. 0-
              2000                                                19024)

4(g)**        Common Share Purchase Warrant, dated                Previously filed
              July 17, 2001, issued to Foothill Capital
              Corporation

4(h)**        Registration Rights Agreement, dated                Previously filed
              July 17, 2001, by and between the Registrant
              and Foothill Capital Corporation

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

10(a)         Lease Agreement dated April 3, 1991 for             Incorporated herein by reference to
              corporate offices located at 2800 Corporate         Exhibit 10(c) to Registrant's Annual Report
              Exchange Drive, Columbus, Ohio                      on Form 10-K for the fiscal year ended
                                                                  June 30, 1991 (File No. 0-19024)

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
                                                                  June 30, 1998 (File No. 0-19024)

EXHIBIT NO.                       DESCRIPTION                                           PAGE
-----------                       -----------                                           ----
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

10(g)             Sixth Amendment to corporate offices lease            Incorporated herein by reference to
                                                                        Exhibit 10(g) to Registrant's Annual Report
                                                                        on Form 10-K for the fiscal year ended
                                                                        June 30, 2000 (File No. 0-19024)

10(h)             Eighth Amendment to corporate offices                 Incorporated herein by reference to
                  lease, with Seventh Amendment to corporate            Exhibit 10(h) to Registrant's Annual Report
                  offices lease attached as "Exhibit A"                 on Form 10-K for the fiscal year ended
                                                                        June 30, 2000 (File No. 0-19024)

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

10(j)             Amendment to Progress Software                        Incorporated herein by reference to
                  Application Partner Agreement dated July 1, 1997      Exhibit 10(h) to Registrants' Annual Report
                                                                        on Form 10-K for the fiscal year ended
                                                                        June 30, 1998 (File No. 0-19024)

10(k)             Second Amendment to Progress Software                 Incorporated herein by reference to
                  Application Partner Agreement dated July 1, 1998      Exhibit 10(i) to Registrants' Annual Report on
                                                                        Form 10-K for the fiscal year ended June 30,
                                                                        1998 (File No. 0-19024)

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

10(m)*            Non-Qualified Stock Option Plan for Key Executives    Incorporated herein by reference to
                                                                        Exhibit 10(a) to Registrant's Quarterly Report
                                                                        on Form 10-Q for the fiscal quarter ended
                                                                        March 31, 1996 (File No. 0-19024)

EXHIBIT NO.                       DESCRIPTION                                          PAGE
-----------                       -----------                                          ----
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

10(o)*            1999 Non-Qualified Stock Option Plan for              Incorporated herein by reference to
                  Key Employees                                         Exhibit 10(n) to Registrant's Annual Report
                                                                        on Form 10-K for the fiscal year ended
                                                                        June 30, 1999 (File No. 0-19024)

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

10(q)*            Amendment to Sasser Employment Agreement              Incorporated herein by reference to
                                                                        Exhibit 10(p) to Registrant's Annual Report
                                                                        on Form 10-K for the fiscal year ended
                                                                        June 30, 1999 (File No. 0-19024)

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

10(s)*            Stock Option Agreement between the                    Incorporated herein by reference to
                  Registrant and Stephen A. Sasser                      Exhibit 10(c) to Registrant's Quarterly Report
                  dated January 17, 1996                                on Form 10-Q for the fiscal quarter ended
                                                                        March 31, 1996 (File No. 0-19024)

10(t)             Employee Stock Purchase Plan, as approved             Incorporated herein by reference to
                  on July 8, 1996 and as amended on                     Exhibit 10(a)(a) to Registrant's Annual Report
                  November 11, 1998                                     on Form 10-K for the fiscal year ended
                                                                        June 30, 2000 (File No. 0-19024)

10(u)**           Loan and Security Agreement, by and                   Previously filed
                  among the Registrant, Frontstep Solutions
                  Group, Inc., brightwhite solutions, inc. and
                  Frontstep Canada, Inc., as Borrowers, and the
                  Lenders signatory thereto, as Lenders, and
                  Foothill Capital Corporation, as Arranger and
                  Administrative Agent

10(v)**           Common Share Purchase Warrant, dated                  Previously filed at Exhibit 4(g)
                  July 17, 2001, issued to Foothill Capital
                  Corporation

EXHIBIT NO.                   DESCRIPTION                                 PAGE
-----------                   -----------                                 ----
10(w)**        Registration Rights Agreement, dated                Previously filed at Exhibit 4(h)
               July 17, 2001, by and between the Registrant
               and Foothill Capital Corporation

10(x)**        Pledge and Security Agreement (Foreign),            Previously filed
               dated July 17, 2001, made by the Registrant
               and Frontstep Solutions Group, Inc., in favor
               of Foothill Capital Corporation, as agent
               for certain Lenders

10(y)**        Pledge and Security Agreement (Domestic),           Previously filed
               dated July 17, 2001, made by the Registrant and
               Frontstep Solutions Group, Inc., in favor of
               Foothill Capital Corporation, as agent for
               certain Lenders

10(z)**        Copyright Security Agreement, dated                 Previously filed
               July 17, 2000, made by the Registrant, Frontstep
               Solutions Group, Inc. and brightwhite
               solutions, inc., in favor of Foothill Capital
               Corporation, as agent for certain Lenders

10(a)(a)**     Trademark Security Agreement, dated                 Previously filed
               July 17, 2001, made by the Registrant,
               Frontstep Solutions Group, Inc., and
               brightwhite solutions, inc., in favor of
               Foothill Capital Corporation, as agent
               for certain Lenders

10(a)(b)**     Intercompany Subordination Agreement,               Previously filed
               dated July 17, 2001, made among the
               Registrant, Frontstep Solutions Group, Inc.,
               brightwhite solutions, inc., Frontstep Canada,
               Inc., and other future obligors, and Foothill
               Capital Corporation, as agent for certain Lenders

10(a)(c)       Securities Purchase Agreement, dated as of          Incorporated herein by reference to
               May 10, 2000, between the Registrant and the        Exhibit 10(a) to Registrant's Quarterly Report
               Investors identified therein                        on Form 10-Q for the fiscal quarter ended
                                                                   March 31, 2000 (File No. 0-19024)

10(a)(d)       Investor Rights Agreement, dated as of              Incorporated herein by reference to
               May 10, 2000, among the Registrant, the             Exhibit 4(c) to Registrant's Quarterly Report
               Investors identified therein and Lawrence J. Fox    on Form 10-Q for the fiscal quarter ended
                                                                   March 31, 2000 (File No. 0-19024)

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

EXHIBIT NO.                   DESCRIPTION                                          PAGE
-----------                   -----------                                          ----
10(a)(f)**       Warrant for the Purchase of Shares of             Previously filed at Exhibit 4(e)
                 Common Stock of the Registrant issued to
                 Morgan Stanley Dean Witter Venture
                 Partners IV, L.P. and Exhibit A, identifying
                 other identical warrants issued to the Investors
                 identified on Exhibit A, for the number of
                 common shares identified on Exhibit A,
                 on the dates indicated

10(a)(g)         Assignment and Assumption Agreement,              Incorporated herein by reference to
                 by and between Morgan Stanley Dean                Exhibit 4(g) to Registrant's Quarterly

                 Witter Equity Funding, Inc. and the               Report on Form 10-Q for the fiscal quarter
                 Originators Investment Plan, L.P., dated          ended December 31, 2000 (File No. 0-
                 November 24, 2000                                 19024)

21               Subsidiaries of the Registrant                    Previously filed

23               Consents of Independent Auditors                  Filed herein

24               Powers of Attorney                                Previously filed


99(a)            Certifications of Chief Executive Officer and     Filed herein
                 Chief Financial Officer pursuant to Title 18,
                 United States Code, Section 1350, as adopted
                 pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002



* Indicates management contracts or compensatory plans or arrangements that are required to be filed as an exhibit to this Annual Report on Form 10-K for the fiscal year ended June 30, 2001

** Filed as an exhibit to original Annual Report on Form 10-K for the year ended June 30, 2001 filed with the Securities and Exchange Commission on September 28, 2001.

         (b) There were no reports on Form 8-K filed during the three months ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September, 2002.

                                    Frontstep, Inc.

                                    By:  /s/ Stephen A. Sasser
                                        -------------------------------------
                                                 Stephen A. Sasser
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 28th day of September, 2002.

        Signature                                   Title

            *                        Chairman of the Board and Director
----------------------------------
     Lawrence J. Fox

            *                  President, Chief Executive Officer and Director
----------------------------------
    Stephen A. Sasser

            *                              Vice President, Finance, Chief
----------------------------------          Financial Officer and Secretary
    Daniel P. Buettin                Principal Financial and Accounting Officer


            *                                         Director
-----------------------------------
     Duke W. Thomas

            *                                         Director
-----------------------------------
   James A. Rutherford

            *                                         Director
-----------------------------------
   Roger D. Blackwell

            *                                         Director
-----------------------------------
    Guy L. de Chazal

            *                                         Director
-----------------------------------
   Barry M. Goldsmith

*By Power of Attorney

/s/ Daniel P. Buettin
-----------------------------------
 Daniel P. Buettin (Attorney-in-Fact)

                                 CERTIFICATIONS

I, Stephen A. Sasser, certify that:

          1. I have reviewed this report on Form 10-K/A of Frontstep, Inc.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 28, 2002

                                          By:      /s/ STEPHEN A. SASSER
                                            ------------------------------------
                                                     Stephen A. Sasser
                                               President and Chief Executive
                                                           Officer

I, Daniel P. Buettin, certify that:

          1. I have reviewed this report on Form 10-K/A of Frontstep, Inc.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 28, 2002

                                          By:      /s/ DANIEL P. BUETTIN
                                            ------------------------------------
                                                     Daniel P. Buettin
                                               Vice President, Finance, Chief
                                               Financial Officer And Secretary,
                                              Principal Financial and Accounting
                                                           Officer