Form 10-Q/A
period 2001-09-30
FRONTSTEP INC
filed 2002-09-30
CIK 872443

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-Q/A
(Mark One)

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

                        FRONTSTEP, INC. AND SUBSIDIARIES
                 FISCAL YEAR 2001 FORM 10-Q/A AND ANNUAL REPORT

This Amendment No 1 to Form 10-Q/A ("Form 10-Q/A") amends Item 1, 2 and 3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 including the consolidated financial statements therein, that was originally filed on November 14, 2001.

As described in Note 2 to consolidated financial statements, a restatement has been made to correct the previously reported financial results due to an isolated error in third-party software used by the Company which affected the timing of recognition of revenue from renewals of the Company's maintenance and support contracts. This amendment does not otherwise update the other information in the originally filed Form 10-Q to reflect events after the original filing date.


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

              Notes to Consolidated Financial Statements (unaudited)...........................................6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...........15

Item 3.       Quantitative and Qualitative Disclosures About Market Risk......................................19


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings...............................................................................21

Item 2.       Changes in Securities and Use of Proceeds.......................................................21

Item 3.       Defaults Upon Senior Securities.................................................................21

Item 4.       Submission of Matters to a Vote of Security Holders.............................................21

Item 5.       Other Information...............................................................................21

Item 6.       Exhibits and Reports on Form 8-K................................................................21


SIGNATURES ...................................................................................................22

EXHIBIT INDEX ................................................................................................24

                         PART I. - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                                 FRONTSTEP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                                                     SEPTEMBER 30,    JUNE 30,
                                                                                         2001           2001
                                                                                       --------       --------
                                                                                       RESTATED       RESTATED
                                                                                      (UNAUDITED)
                                      ASSETS
Current assets:
   Cash and cash equivalents                                                           $  3,493       $  1,512
   Trade accounts receivable, net                                                        30,845         31,446
   Prepaid expenses                                                                       4,135          3,756
   Income taxes receivable                                                                   10             47
   Deferred income taxes                                                                  1,907          2,026
   Inventories                                                                              740            738
   Other current assets                                                                     310            979
                                                                                       --------       --------
                                                                                         41,440         40,504
Capitalized software, net                                                                15,233         15,094
Goodwill, net                                                                             7,911          7,911
Property and equipment, net                                                               6,882          7,646
Other assets                                                                              1,244          1,438
                                                                                       --------       --------
Total assets                                                                           $ 72,710       $ 72,593
                                                                                       ========       ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                               $ 11,420       $ 15,610
   Deferred revenue                                                                      18,210         20,278
   Current portion of long-term obligations                                               6,106          1,967
                                                                                       --------       --------
                                                                                         35,736         37,855
Noncurrent liabilities:
   Long-term debt                                                                         9,208          8,337
   Deferred income taxes                                                                  2,643          2,891
   Other                                                                                    381            405
                                                                                       --------       --------
                                                                                         12,232         11,633
Minority interest                                                                         2,105          2,102
Shareholders' equity:
   Series A Convertible Participating Preferred Stock, no par value; 1,000,000 shares authorized; 566,933 shares issued and outstanding at September 30,
     2001 and June 30, 2001; liquidation preference $13,606                              10,865         10,865

   Common stock; no par value; 20,000,000 shares authorized; 7,872,418 shares issued at September 30, 2001 and June 30, 2001, at stated capital amounts of
     $0.01 per share                                                                         79             79
   Additional paid-in capital                                                            38,746         37,470
   Treasury stock, at cost; 304,200 shares                                               (1,320)        (1,320)
   Retained deficit                                                                     (22,576)       (22,773)
   Accumulated other comprehensive loss                                                  (3,157)        (3,318)
                                                                                       --------       --------
                                                                                         22,637         21,003
                                                                                       --------       --------
Total liabilities and shareholders' equity                                             $ 72,710       $ 72,593
                                                                                       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                 FRONTSTEP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                 -----------------------
                                                   2001           2000
                                                 --------       --------
                                                 RESTATED       RESTATED
                                                       (UNAUDITED)

Revenue:
   License fees                                  $  9,329       $ 11,881
   Services                                         6,186          7,953
   Maintenance and support                          9,456          8,231
                                                 --------       --------
     Total revenue                                 24,971         28,065

Cost of revenue:
   License fees                                     4,250          4,445
   Service, maintenance and support                 6,926          9,842
                                                 --------       --------
     Total cost of revenue                         11,176         14,287
                                                 --------       --------
Gross margin                                       13,795         13,778

Operating expenses:
   Selling, general and administrative             10,823         12,263
   Research and development                         1,691          3,718
   Amortization of acquired intangibles               530            837
   Restructuring and other charges                      -          2,163
                                                 --------       --------
     Total operating expenses                      13,044         18,981
                                                 --------       --------
Operating income (loss)                               751         (5,203)
Other income (expense), net                          (528)            73
                                                 --------       --------
Income (loss) before income taxes                     223         (5,130)
Provision for (benefit from) income taxes              26         (1,613)
                                                 --------       --------
Net income (loss)                                $    197       $ (3,517)
                                                 ========       ========

Net income (loss) per common share:
   Basic                                         $   0.03       $  (0.47)
                                                 ========       ========
   Diluted                                       $   0.03       $  (0.47)
                                                 ========       ========

Shares used in computing per share amounts:
   Basic                                            7,568          7,504
   Diluted                                          7,661          7,504




The accompanying notes are an integral part of these consolidated financial statements.

                                 FRONTSTEP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                              THREE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                            -----------------------
                                                                                              2001           2000
                                                                                            --------       --------
                                                                                            RESTATED       RESTATED
                                                                                                  (UNAUDITED)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                                           $    197       $ (3,517)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation                                                                                854          1,081
     Amortization                                                                              1,608          1,925
     Restructuring and other charges                                                               -          2,163
     Deferred income taxes                                                                      (154)          (716)
     Changes in operating assets and liabilities, net of restructuring and other charges:
       Accounts receivable                                                                       670         (1,647)
       Prepaid expenses and other assets                                                         294         (1,744)
       Accounts payable and accrued expenses                                                  (4,207)        (2,864)
       Deferred revenue                                                                       (2,138)        (1,143)
       Income taxes payable/receivable                                                           269            (14)
                                                                                            --------       --------
Net cash used in operating activities                                                         (2,607)        (6,476)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                              (73)        (1,095)
Additions to capitalized software                                                             (1,575)        (1,395)
                                                                                            --------       --------
Net cash used in investing activities                                                         (1,648)        (2,490)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                                                        -              8
Proceeds from long-term obligations                                                           21,548          3,814
Payments on long-term obligations                                                            (15,617)        (2,660)
                                                                                            --------       --------
Net cash provided by financing activities                                                      5,931          1,162
Effect of exchange rate changes on cash                                                          305             99
                                                                                            --------       --------
Net increase (decrease) in cash and cash equivalents                                           1,981         (7,705)
Cash and cash equivalents at beginning of period                                               1,512         11,868
                                                                                            --------       --------

Cash and cash equivalents at end of period                                                  $  3,493       $  4,163
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

      Comprehensive Income. The only item in addition to net income that is included in comprehensive income is the foreign currency translation adjustment. Comprehensive income (loss) for the three months ended September 30, 2001 and 2000 is as follows (in thousands):

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                   --------------------
                                                    2001         2000
                                                   -------      -------
                                                   RESTATED    RESTATED

      Net income (loss)                            $   197      $(3,517)
      Foreign currency translation adjustment          161         (368)
                                                   -------      -------

      Comprehensive income (loss)                  $   358      $(3,885)
                                                   =======      =======

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 - RESTATEMENT

         The Company has restated its financial statements for the year ended June 30, 2001 (the "Restatement") and the three months ended September 30, 2001. The Restatement has been made to correct the previously reported financial results due to an isolated error in third-party software used by the Company which affected the timing of recognition of revenue from renewals of the Company's maintenance and support contracts during those reported periods.

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

         For the quarter ended September 30, 2001, this restatement increased revenue by $53,000 or 0.2% of the previously reported revenue of $24,918,000. This increase in revenue increased the reported net income for the quarter by $53,000 or 36.8% of the previously reported net income of $144,000. The balance sheet account entitled deferred revenue increased $1,158,000 or 6.8% from the previously reported balance of $17,052,000. The financial statements included herein reflect the restatement.

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

         The correction of the error by reporting period is presented in the table and accompanying financial statements below (in thousands):


------------------------------------------ ---------------- -------------- --------------- -------------- --------------
                                           TOTAL REVENUE    ADJUSTMENT     TOTAL           NET INCOME     NET INCOME
                                           AS PREVIOUSLY    OF REVENUE     REVENUE, AS     (LOSS), AS     (LOSS), AS
                                           REPORTED                        ADJUSTED        PREVIOUSLY     ADJUSTED
                                                                                           REPORTED
REPORTING PERIOD
------------------------------------------ ---------------- -------------- --------------- -------------- --------------
Quarter ended September 30, 2000               $28,033           $32          $28,065        $(3,549)        $(3,517)
------------------------------------------ ---------------- -------------- --------------- -------------- --------------
Quarter ended December 31, 2000                $34,063         $(207)         $33,856          $(957)        $(1,164)
------------------------------------------ ---------------- -------------- --------------- -------------- --------------
Quarter ended March 31, 2001                   $27,172         $(838)         $26,334       $(15,348)       $(16,186)
------------------------------------------ ---------------- -------------- --------------- -------------- --------------
Quarter ended June 30, 2001                    $29,018         $(197)         $28,821        $(5,000)        $(5,197)
------------------------------------------ ---------------- -------------- --------------- -------------- --------------
        Year ended June 30, 2001              $118,286       $(1,210)        $117,076       $(24,854)       $(26,064)
        ------------------------
------------------------------------------ ---------------- -------------- --------------- -------------- --------------
Quarter ended September 30, 2001               $24,918           $53          $24,971           $144            $197
------------------------------------------ ---------------- -------------- --------------- -------------- --------------

                                Frontstep, Inc.
                        Quarter ended September 30, 2001
                  (all numbers in 000's except per share data)


                                                             Three Months Ended
                                                                September 30,
                                                            2001              2001
                                                         As Reported      As Restated
                                                      ----------------  ---------------
Revenue:
         License fees                                 $         9,329            9,329
         Services                                               6,186            6,186
         Maintenance and support                                9,403            9,456
                                                      ----------------  ---------------
               Total revenue                                   24,918           24,971

Cost of revenue:
         License fees                                           4,250            4,250
         Service, maintenance and support                       6,926            6,926
                                                      ----------------  ---------------
               Cost of revenue                                 11,176           11,176
                                                      ----------------  ---------------

Gross margin                                                   13,742           13,795

Operating expenses:
         Selling, general and administrative                   10,823           10,823
         Research and product development                       1,691            1,691
         Amortization of intangibles                              530              530
         Restructuring and other charges                            -                -
                                                      ----------------  ---------------
               Total operating expenses                        13,044           13,044
                                                      ----------------  ---------------

Operating income (loss)                                           698              751

Other income (expense), net                                      (528)            (528)
                                                      ----------------  ---------------

Income (loss) before income taxes                                 170              223

Provision for income taxes                                         26               26
                                                      ----------------  ---------------

Net income (loss)                                     $           144              197
                                                      ================  ===============


         Shares outstanding                                     7,661            7,661
                                                      ================  ===============
         EPS                                          $          0.02             0.03
                                                      ================  ===============


                                FRONTSTEP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                          SEPTEMBER 30,    SEPTEMBER 30,
                                                             2001              2001
                                                        ---------------------------------
                                                                           AS PREVIOUSLY
                                                           AS RESTATED       REPORTED
                                                          -------------   ---------------
                        ASSETS

Current assets:
   Cash and cash equivalents                                    $3,493            $3,493
   Trade accounts receivable, net                               30,845            30,845
   Prepaid expenses                                              4,135             4,135
   Income tax receivable                                            10                10
   Deferred income taxes                                         1,907             1,907
   Inventories                                                     740               740
   Other current assets                                            310               310
                                                          -------------   ---------------
                                                                41,440            41,440
Capitalized software, net                                       15,233            15,233
Intangibles, net                                                 7,911             7,911
Equipment and improvements, net                                  6,882             6,882
Deposits and other assets                                        1,244             1,244
                                                          -------------   ---------------
     Total assets                                              $72,710           $72,710
                                                          =============   ===============
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                       $11,420           $11,420
   Deferred revenue                                             18,210            17,052
   Current portion of long-term obligations                      6,106             6,106
                                                          -------------   ---------------
                                                                35,736            34,578

Noncurrent liabilities:
   Long-term obligations                                         9,208             9,208
   Deferred income taxes                                         2,643             2,643
   Other                                                           381               381
                                                          -------------   ---------------
                                                                12,232            12,232

Minority interest                                                2,105             2,105

Shareholders' equity:
   Preferred stock                                              10,865            10,865
   Common stock                                                     79                79
   Additional paid-in capital                                   38,746            38,746
   Common stock in treasury, at cost                            (1,320)           (1,320)
   Retained earnings (deficit)                                 (22,576)          (21,418)
   Accumulated other comprehensive loss                         (3,157)           (3,157)
                                                          -------------   ---------------
                                                                22,637            23,795
                                                          -------------   ---------------
     Total liabilities and shareholders' equity                $72,710           $72,710
                                                          =============   ===============

                                FRONTSTEP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                            THREE MONTHS ENDED           THREE MONTHS ENDED
                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                         --------------------------   --------------------------
                                                             2001           2001          2000           2000
                                                         ------------- -------------- -------------  ------------
                                                                        As Previously                As Previously
                                                         As Restated      Reported     As Restated     Reported
                                                         -------------  -----------   ------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                               $ 197        $ 144       $ (3,517)      $(3,549)
 Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
     Depreciation                                                 854          854          1,081         1,081
     Amortization                                               1,608        1,608          1,925         1,925
     Restructuring and other charges                               --           --          2,163         2,163
     Deferred income taxes                                       (154)        (154)          (716)         (716)
     Write-off of capitalized software                             --           --             --            --
     Changes in operating assets and liabilities, net of
     restructuring and other charges:
         Accounts receivable                                      670          670         (1,647)       (1,647)
         Prepaid expenses and other assets                        294          294         (1,744)       (1,744)
         Accounts payable and accrued expenses                 (4,207)      (4,207)        (2,864)       (2,864)
         Deferred revenue                                      (2,138)      (2,085)        (1,143)       (1,111)
         Income taxes payable/receivable                          269          269            (14)          (14)
                                                         -------------  -----------   ------------  ------------
     Net cash used in operating activities                     (2,607)      (2,607)        (6,476)       (6,476)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment                               (73)         (73)        (1,095)       (1,095)
Additions to capitalized software                              (1,575)      (1,575)        (1,395)       (1,395)
                                                         -------------  -----------   ------------  ------------
     Net cash used in investing activities                     (1,648)      (1,648)        (2,490)       (2,490)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                        --           --              8             8
Proceeds from long-term obligations                            21,548       21,548          3,814         3,814
Payments on long-term obligations                             (15,617)     (15,617)        (2,660)       (2,660)
                                                         -------------  -----------   ------------  ------------
     Net cash provided by financing activities                  5,931        5,931          1,162         1,162
Effect of exchange rate changes on cash                           305          305             99            99
                                                         -------------  -----------   ------------  ------------
Net increase (decrease) in cash and cash
   equivalents                                                  1,981        1,981         (7,705)       (7,705)
Cash and cash equivalents at beginning of period                1,512        1,512         11,868        11,868
                                                         -------------  -----------   ------------  ------------
Cash and cash equivalents at end of period                    $ 3,493      $ 3,493        $ 4,163       $ 4,163
                                                         =============  ===========   ============  ============


NOTE 3 - LONG-TERM DEBT

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

NOTE 4 - RESTRUCTURING AND OTHER CHARGES

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

- Contract termination liabilities - $900,000- The Company elected to discontinue its SyteCentre ERP product to focus resources on the Company's primary ERP product, SyteLine. The Company also discontinued its ASP hosting solution and its internet procurement software due to sluggish demand and unprofitable operations. As a result, the Company provided $900,000 to cover anticipated liabilities to customers currently using the discontinued products and services.

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

      The following table displays a rollforward of the accruals established for the restructuring and other charges from June 30, 2001 to September 30, 2001 (in thousands):

(IN THOUSANDS)                                                 INITIAL     AMOUNTS       ACCRUAL      AMOUNTS     ACCRUAL
                                                               CHARGE      USED IN       BALANCE      USED IN        AT
                                                                            FISCAL       AT JUNE       FISCAL      MARCH
                                                                             2001       30, 2001        2002      31, 2002
                                                              ---------     ------      ---------      ------      ------

      Termination costs related to
      employees                                               $   2,182     $1,770      $     412      $  400      $   12
      Exit costs:
           Facility closure costs                                 1,158        280            878         144         734
           Contract termination liabilities                         900        120            780         215         565

                                                              ---------     ------      ---------      ------      ------
      Total                                                   $   4,240     $2,170      $   2,070      $  759      $1,311
                                                              =========     ======      =========      ======      ======


      The amounts used of $759,000 and $2,170,000 in fiscal 2002 and 2001, respectively, reflects cash payments of $2,849,000 and non-cash charges of $80,000. The remaining accrual of $1,311,000, which is included in accounts payable and accrued expenses in the Consolidated Balance Sheets, represents cash payments expected to be made over the course of the remaining contracts through 2004.

         In relation to this restructuring plan, the Company wrote-off certain accounts receivable amounting to $6,840,000 in the quarter ended March 31, 2001, which is presented in the Statement of Operations in Operating expenses:
Selling, general and administrative. Also, in relation to the restructuring plan, the Company wrote-off other non-performing assets amounting to $1,913,000 in the quarter ended March 31, 2001, which is presented in the Statement of Operations in Cost of revenue: License fees. The accounts receivable write-offs were recorded to reflect accounts deemed to be uncollectible due to economic and other situations that occurred subsequent to the recording of the sales related to those receivables. The non-performing assets are no longer in use and were completely written off.

         Fiscal 2000 Restructuring. In July 2000, the Company announced several structural changes to discontinue certain business operations, write off non-performing assets which are no longer in use and to restructure the Company to better focus on its core business strategy. These changes included divesting the Company's FieldPro subsidiary, terminating the operations of its e-Mongoose, Inc. subsidiary, consolidating the Company's product development organizations and restructuring the Company's sales channels. In connection with this announcement, the Company recorded a non-recurring charge of $429,000, pre-tax, in the three months ended June 30, 2000 and an additional non-recurring charge of $2,163,000, pre-tax, in the three months ended September 30, 2000. The aggregate pre-tax charge of $2,592,000 included non-cash charges of $429,000 related primarily to the sale of Visual Applications Software, Inc. and $2,163,000 to reduce the Company's headcount. The headcount reduction included approximately 90 employees associated with the operations discussed above and others terminated as part of the restructuring. All severance payments were paid during the year ended June 30, 2001 and no accruals remained for these costs as of June 30, 2001.

NOTE 5 - EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):



                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       --------------------
                                                         2001         2000
                                                       -------      -------

      Numerator for basic and diluted income
         (loss) per share - net income (loss)          $   197      $(3,517)
                                                       =======      =======


      Denominator for basic income (loss) per
         share - weighted average common shares
         outstanding                                     7,568        7,504
         Effect of dilutive warrants                        93            -
                                                       -------      -------
      Denominator for diluted income (loss) per
         share - adjusted weighted average common
         shares and assumed conversions                  7,661        7,504
                                                       =======      =======

      Basic net income (loss) per share                $  0.03      $ (0.47)
                                                       =======      =======

      Diluted net income (loss) per share              $  0.03      $ (0.47)
                                                       =======      =======

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

NOTE 6 - INTANGIBLE ASSETS

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

      The following table illustrates what reported net income (loss) and net income (loss) per share would have been in the periods presented exclusive of amortization expense recognized in those periods related to goodwill (in thousands, except per share data):

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          -----------------------
                                                             2001          2000
                                                          ---------     ---------
                                                          RESTATED
      Net income (loss)                                   $     197     $  (3,517)
      Goodwill amortization, net of tax                           -           198
                                                          ---------     ---------
      Adjusted net income (loss)                          $     197     $  (3,319)
                                                          =========     =========

      Basic and diluted net income (loss) per share:
         Net income (loss)                                $    0.03     $   (0.47)
         Goodwill amortization, net of tax                        -          0.03
                                                          ---------     ---------
         Adjusted net income (loss)                       $    0.03     $   (0.44)
                                                          =========     =========

NOTE 7 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

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

      Summarized financial information attributable to each of the Company's geographic areas is shown in the following table (in thousands):

                                                                       NORTH                        ASIA/
                                                                      AMERICA        EUROPE        PACIFIC
                                                                   ------------------------------------------

      THREE MONTHS ENDED SEPTEMBER 30, 2001 - RESTATED
      Total revenue                                                    $18,793        $3,553        $2,625
      Operating income before amortization of intangibles                  996           195            90
      Operating income                                                     562            99            90

      THREE MONTHS ENDED SEPTEMBER 30, 2000
      Total revenue                                                    $21,638        $3,308        $3,119
      Operating income (loss) before amortization of intangibles
         and special charges                                            (2,295)          125           (33)
      Operating income (loss)                                           (5,158)            5           (50)

NOTE 8 - SUBSEQUENT EVENTS

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

         RESTATEMENT. The Company is restating its Statements of Operations and its Balance Sheets for the three-months ended September 30, 2001 (the "Restatement"). The Restatement is being made to correct the previously reported financial results due to an isolated error in third-party software used by the Company which affected the timing of recognition of revenue from renewals of the Company's maintenance and support contracts during those reported periods. The financial results reported in this Form 10-Q have been restated to reflect the correction of this error. See Note 2 to the Financial Statements included herein. The following discussion reflects effects of reclassifications and restatements.

      Current Financial Results and Events. After nearly two years of difficult economic and market conditions, during which the Company undertook to significantly enhance its product capabilities, the Company reported positive financial results for the quarter ended September 30, 2001 (the "current fiscal quarter" or "fiscal 2002 quarter"). Throughout the quarter, the Company believed that it was on track to become profitable and to maintain a positive cash flow primarily as a result of the cost savings achieved from the restructuring program initiated in April 2001 as discussed below. The Company reported operating income of $0.8 million and net income of $0.2 million for the current fiscal quarter.

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

         In July 2000, the Company made several structural changes to discontinue certain business operations, write off non-performing assets and to restructure the Company to better focus on its core business strategy. In connection with these changes, the Company recorded a $0.4 million, pre-tax, non-recurring charge in the June 2000 quarter and an additional $2.2 million, pre-tax, non-recurring charge in the September 2000 quarter. Because this restructuring was completed in the quarter ended September 30, 2000, there were minimal effects to our ongoing operations. The charge taken in the June 2000 quarter was entirely a non-cash charge. However, the charge taken in the September 2000 quarter represented cash outlays for employee termination costs and facility closures. All of these cash payments were made during the first half of fiscal year 2001.


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

RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

      Revenue. Total revenue decreased $3.1 million, or 11.0%, to $25.0 million in the current fiscal quarter from $28.1 million in the three months ended September 30, 2000 (the "prior year fiscal quarter" or "fiscal 2001 quarter"). The total revenue mix is shown in the table below (in thousands, except percentage data):

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                              ---------------------------------------------
                                                                      2001                    2000
                                                              ---------------------   ---------------------
                                                                    RESTATED

             License fees revenue                                 $9,329     37.4%       $11,881     42.4%
             Services                                              6,186     24.8%         7,953     28.3%
             Maintenance and support revenue                       9,456     37.9%         8,231     29.3%
                                                              ---------------------   ---------------------

                 Total revenue                                   $24,971    100.0%       $28,065    100.0%
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

      Service revenue decreased 22.2% in the fiscal 2002 quarter from the fiscal 2001 quarter. The decrease is primarily the result of sluggish license fees revenue experienced by the Company in the last few quarters. Service revenues in particular are directly dependent on new license purchases by new and existing customers.

      Maintenance and support revenue has increased 14.9% due primarily to the steadily improving number of contracts over the last few years as the base of customers under such programs has continued to grow.

      Cost of Revenue. Total cost of revenue as a percentage of total revenue decreased to 44.8% for the fiscal 2002 quarter from 51.0% for the fiscal 2001 quarter.

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

      Cost of service, maintenance and support revenue decreased $2.9 million, or 29.6%, to $6.9 million in the fiscal 2002 quarter from $9.8 million in the fiscal 2001 quarter and as a percentage of service, maintenance and support revenue, decreased to 44.3% in the fiscal 2002 quarter from 60.8% in the fiscal 2001 quarter. The decrease in cost is attributable to a decline in service revenue as compared to the year earlier period. The percentage decrease is primarily due to improvements in gross margin for maintenance and support and services as a result of the cost management efforts of the Company since the April 2001 restructuring and continued growth of maintenance and support revenues which have higher margins than services revenues.

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

                                 FRONTSTEP, INC.



Dated:  September 28, 2002         By:  /s/ Daniel P. Buettin
        ------------------            ------------------------------------------
                                        Daniel P. Buettin
                                        Vice President, Finance, Chief Financial
                                        Officer and Secretary
                                        (on behalf of the Registrant and as
                                        Principal Financial Officer)

                                 CERTIFICATIONS

I, Stephen A. Sasser, certify that:

          1. I have reviewed this report on Form 10Q-A of Frontstep, Inc.;

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

Date: September 28, 2002

                                          By:      /s/ STEPHEN A. SASSER
                                            ------------------------------------
                                                     Stephen A. Sasser
                                               President and Chief Executive
                                                           Officer

I, Daniel P. Buettin, certify that:

          1. I have reviewed this report on Form 10Q-A of Frontstep, Inc.;

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

99(a)                   Certification of Chief Executive Officer and    Filed herein
                        Chief Financial Officer pursuant to Title 18,
                        United States Code, Section 1350, as adopted
                        pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002