Form 10-Q/A
period 2001-12-31
FRONTSTEP INC
filed 2002-09-30
CIK 872443

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                   FORM 10-Q/A
                                    (AMENDED)

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ___________________ TO ____________________

                         COMMISSION FILE NUMBER: 0-19024

                                 --------------

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

                                 --------------

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

This Amendment No 1 to Form 10-Q/A ("Form 10-Q/A") amends Item 1, 2 and 3 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 including the consolidated financial statements therein, that was originally filed on February 14, 2002.

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


                        FRONTSTEP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                              PAGE
PART I.     FINANCIAL INFORMATION PAGE

Item 1.     Financial Statements

            Consolidated Balance Sheets as of December 31, 2001 (unaudited) and June 30, 2001...........        3

            Consolidated Statements of Operations (unaudited) for the Three and
            Six Months Ended December 31, 2001 and 2000.................................................        4

            Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended
            December 31, 2001 and 2000..................................................................        5

            Notes to Consolidated Financial Statements (unaudited)......................................        6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......       16

Item 3.     Quantitative and Qualitative Disclosures About Market Risk..................................       23

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings...........................................................................       24

Item 2.     Changes in Securities and Use of Proceeds...................................................       24

Item 3.     Defaults Upon Senior Securities.............................................................       24

Item 4.     Submission of Matters to a Vote of Security Holders.........................................       24

Item 5.     Other Information...........................................................................       25

Item 6.     Exhibits and Reports on Form 8-K............................................................       25

SIGNATURES  ............................................................................................       26

EXHIBIT INDEX...........................................................................................       28


                         PART I. - FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS.

                                 FRONTSTEP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     DECEMBER 31,     JUNE 30,
                                                                                         2001           2001
                                                                                         ----           ----
                                                                                       RESTATED     RESTATED
                                                                                      (UNAUDITED)
                                         ASSETS
Current assets:
   Cash and cash equivalents....................................................    $      6,611    $       1,512
   Trade accounts receivable, net...............................................          27,135           31,446
   Prepaid expenses.............................................................           4,255            3,756
   Income taxes receivable......................................................               -               47
   Deferred income taxes........................................................           2,026            2,026
   Inventories..................................................................             685              738
   Other current assets.........................................................             373              979
                                                                                    ------------    -------------
                                                                                          41,085           40,504
Capitalized software, net.......................................................          15,329           15,094
Goodwill, net...................................................................           7,902            7,911
Property and equipment, net.....................................................           6,219            7,646
Other assets....................................................................           1,506            1,438
                                                                                    ------------    -------------
Total assets....................................................................    $     72,041    $      72,593
                                                                                    ============    =============
                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses........................................    $     13,810    $      15,610
   Deferred revenue.............................................................          18,224           20,278
   Current portion of long-term obligations.....................................           7,061            1,967
                                                                                    ------------    -------------
                                                                                          39,095           37,855
Noncurrent liabilities:
   Long-term debt...............................................................           9,387            8,337
   Deferred income taxes........................................................           2,737            2,891
   Other .......................................................................             188              405
                                                                                    ------------    -------------
                                                                                          12,312           11,633
Minority interest...............................................................           1,045            2,102
Shareholders' equity:
   Series A Convertible Participating Preferred Stock, no par
      value; 1,000,000 shares authorized; 566,933 shares issued
      and outstanding at December 31, 2001 and June 30, 2001;
      liquidation preference $13,606,392........................................          10,865           10,865
   Common stock; no par value; 20,000,000 shares authorized;
      7,872,418 shares issued at December 31, 2001 and
      June 30, 2001, at stated capital amounts of $0.01 per share...............              79               79
   Additional paid-in capital...................................................          38,746           37,470
   Treasury stock, at cost; 304,200 shares......................................          (1,320)          (1,320)
   Retained deficit.............................................................         (25,462)         (22,773)
   Accumulated other comprehensive loss.........................................          (3,319)          (3,318)
                                                                                    ------------    -------------
                                                                                          19,589           21,003
                                                                                    ------------    -------------
Total liabilities and shareholders' equity......................................    $     72,041    $      72,593
                                                                                    ============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                                 FRONTSTEP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                          DECEMBER 31,                     DECEMBER 31,
                                                          ------------                     ------------
                                                      2001           2000             2001             2000
                                                      ----           ----             ----             ----
                                                            RESTATED                          RESTATED
                                                          (UNAUDITED)                       (UNAUDITED)

Revenue:
   License fees...............................   $      9,366    $      17,185    $     18,695    $      29,066
   Service....................................          5,197            8,041          11,383           15,994
   Maintenance and support....................          8,764            8,630          18,220           16,861
                                                 ------------    -------------    ------------    -------------
      Total revenue...........................         23,327           33,856          48,298           61,921
Cost of revenue:
   License fees...............................          4,421            5,489           8,671            9,934
   Service, maintenance and support...........          7,326            9,566          14,252           19,408
                                                 ------------    -------------    ------------    -------------
      Total cost of revenue...................         11,747           15,055          22,923           29,342
                                                 ------------    -------------    ------------    -------------
Gross margin..................................         11,580           18,801          25,375           32,579
Operating expenses:
   Selling, general and administrative........         11,995           15,991          22,818           28,254
   Research and development...................          1,712            3,471           3,403            7,189
   Amortization of acquired intangibles.......            380              831             910            1,668
   Restructuring and other charges............              -                -               -            2,163
                                                 ------------    -------------    ------------    -------------
      Total operating expenses................         14,087           20,293          27,131           39,274
                                                 ------------    -------------    ------------    -------------
Operating income (loss).......................         (2,507)          (1,492)         (1,756)          (6,695)
Other income (expense), net...................           (380)            (122)           (908)             (49)
                                                 ------------    -------------    ------------    -------------
Income (loss) before income taxes.............         (2,887)          (1,614)         (2,664)          (6,744)
Provision for (benefit from)
  income taxes................................              -             (450)             26           (2,063)
                                                 ------------    -------------    ------------    -------------
Net income (loss).............................   $     (2,887)   $      (1,164)   $     (2,690)   $      (4,681)
                                                 ============    =============    ============    =============
Net income (loss) per common share:
   Basic .....................................   $      (0.38)   $       (0.16)   $      (0.36)   $       (0.62)
                                                 ============    =============    ============    =============
   Diluted....................................   $      (0.38)   $       (0.16)   $      (0.36)           (0.62)
                                                 ============    =============    ============    =============
Shares used in computing per share amounts:
   Basic .....................................          7,568            7,505           7,568            7,505
   Diluted....................................          7,568            7,505           7,568            7,505


The accompanying notes are an integral part of these consolidated financial statements.

                                 FRONTSTEP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          SIX MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                         2001          2000
                                                                                         ----          ----
                                                                                            (UNAUDITED)
                                                                                             RESTATED
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)..............................................................    $      (2,690) $      (4,681)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation.............................................................            1,648          2,189
      Amortization.............................................................            3,022          3,658
      Deferred income taxes....................................................             (154)        (1,085)
      Changes in operating assets and liabilities:
         Accounts receivable...................................................            3,797         (6,890)
         Prepaid expenses and other assets.....................................               48           (854)
         Accounts payable and accrued expenses.................................           (1,655)           384
         Deferred revenue......................................................           (1,206)           209
         Income taxes payable/receivable.......................................            1,064           (366)
                                                                                   -------------  -------------
Net cash provided by (used in) operating activities............................            3,874         (7,436)

CASH FLOW FROM INVESTING ACTIVITIES:

Purchases of property and equipment............................................             (212)        (2,806)
Additions to capitalized software..............................................           (3,169)        (2,593)
                                                                                   -------------  -------------
Net cash used in investing activities..........................................           (3,381)        (5,399)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net....................................                -             58
Proceeds from long-term obligations............................................           38,443         28,735
Payments on long-term obligations..............................................          (33,477)       (26,557)
                                                                                   -------------  -------------

Net cash provided by financing activities......................................            4,966          2,236
Effect of exchange rate changes on cash........................................             (360)            62
                                                                                   -------------  -------------
Net increase (decrease) in cash and cash equivalents...........................            5,099        (10,537)
Cash and cash equivalents at beginning of period...............................            1,512         11,868
                                                                                   -------------  -------------
Cash and cash equivalents at end of period.....................................    $       6,611  $       1,331
                                                                                   =============  =============


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

     Comprehensive Income. The only item in addition to net income that is included in comprehensive income is the foreign currency translation adjustment. Comprehensive income (loss) for the three and six months ended December 31, 2001 and 2000 is as follows (in thousands):


                                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   DECEMBER 31,             DECEMBER 31,
                                                                   ------------             ------------
                                                                 2001          2000         2001        2000
                                                                 ----          ----         ----        ----
                                                                     RESTATED                  RESTATED
         Net income (loss)................................    $   (2,887)  $  (1,164)   $  (2,690)   $  (4,681)
         Foreign currency translation adjustment..........          (162)        (19)          (1)        (272)
                                                              ----------   ---------    ---------    ---------
         Comprehensive income (loss)......................    $   (3,049)  $  (1,183)   $  (2,691)   $  (4,953)
                                                              ==========   =========    =========    =========


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

NOTE 2 - RESTATEMENT

     The Company is restating its financial statements for the six-months ended December 31, 2001 (the "Restatement"). The Restatement is being made to correct the previously reported financial results due to an isolated error in third-party software used by the Company which affected the timing of recognition of revenue from renewals of the Company's maintenance and support contracts during those reported periods.

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

     For the six months ended December 31, 2001, this restatement will reduce revenue by $135,000 or 0.3% of the previously reported revenue of $48,433,000. This decrease in revenue will increase the reported net loss for the six-month period by $135,000 or 5.3% of the previously reported net loss of $2,555,000. The balance sheet account entitled deferred revenue will increase as of December 31, 2001 by $1,346,000 or 8.0% from the previously reported balance of $16,878,000.

     For the year ended June 30, 2001, this restatement reduced revenue by $1,210,000 or 1.0% of the previously reported revenue of $118,286,000. This decrease in revenue will increase the reported net loss for the year by $1,210,000 or 4.9% of the previously reported net loss of $24,854,000. The balance sheet account entitled Deferred revenue will increase as of June 30, 2001 by $1,210,000 or 6.3% from the previously reported balance of $19,067,000.

     The correction of the error by reporting period is presented in the table and accompanying financial statements below (in thousands):

------------------------------------------ ---------------- -------------- --------------- -------------- --------------
                                           TOTAL REVENUE    ADJUSTMENT     TOTAL           NET INCOME     NET INCOME
                                           AS PREVIOUSLY    OF REVENUE     REVENUE, AS     (LOSS), AS     (LOSS), AS
                                           REPORTED                        ADJUSTED        PREVIOUSLY     ADJUSTED
                                                                                           REPORTED
REPORTING PERIOD
------------------------------------------ ---------------- -------------- --------------- -------------- --------------
Quarter ended September 30, 2000               $28,033         $32            $28,065        $(3,549)        $(3,517)
------------------------------------------ ---------------- -------------- --------------- -------------- --------------
Quarter ended December 31, 2000                $34,063         $(207)         $33,856        $(957)          $(1,164)
------------------------------------------ ---------------- -------------- --------------- -------------- --------------
Quarter ended March 31, 2001                   $27,172         $(838)         $26,334        $(15,348)       $(16,186)
------------------------------------------ ---------------- -------------- --------------- -------------- --------------
Quarter ended June 30, 2001                    $29,018         $(197)         $28,821        $(5,000)        $(5,197)
------------------------------------------ ---------------- -------------- --------------- -------------- --------------
Year ended June 30, 2001                       $118,286        $(1,210)       $117,076       $(24,854)       $(26,064)
------------------------------------------ ---------------- -------------- --------------- -------------- --------------
Quarter ended September 30, 2001               $24,918         $53            $24,971        $144            $197
------------------------------------------ ---------------- -------------- --------------- -------------- --------------
Quarter ended December 31, 2001                $23,515         $(188)         $23,327        $(2,699)        $(2,887)
------------------------------------------ ---------------- -------------- --------------- -------------- --------------
Six-months ended December 31, 2001             $48,433         $(135)         $48,298        $(2,555)        $(2,690)
------------------------------------------ ---------------- -------------- --------------- -------------- --------------


                                FRONTSTEP, INC.
                        QUARTER ENDED DECEMBER 31, 2001
                  (all numbers in 000's except per share data)

                                                           Three Months Ended                 Six Months Ended
                                                             December 31,                       December 31,
                                                    ------------------------------     ------------------------------
                                                         2001             2001              2001             2001
                                                    ---------------  ---------------   ---------------  ---------------
                                                       As Reported      As Restated       As Reported      As Restated
                                                    ---------------  ---------------   ---------------  ---------------
Revenue:
         License fees                               $        9,366            9,366            18,695           18,695
         Services                                            5,197            5,197            11,383           11,383
         Maintenance and support                             8,952            8,764            18,355           18,220
                                                    ---------------  ---------------   ---------------  ---------------
               Total revenue                                23,515           23,327            48,433           48,298
Cost of revenue:
         License fees                                        4,421            4,421             8,671            8,671
         Service, maintenance and support                    7,326            7,326            14,252           14,252
                                                    ---------------  ---------------   ---------------  ---------------
               Cost of revenue                              11,747           11,747            22,923           22,923
                                                    ---------------  ---------------   ---------------  ---------------

Gross margin                                                11,768           11,580            25,510           25,375

Operating expenses:
         Selling, general and administrative                11,995           11,995            22,818           22,818
         Research and product development                    1,712            1,712             3,403            3,403
         Amortization of intangibles                           380              380               910              910
         Restructuring and other charges                        --               --                --               --
                                                    ---------------  ---------------   ---------------  ---------------
               Total operating expenses                     14,087           14,087            27,131           27,131
                                                    ---------------  ---------------   ---------------  ---------------

Operating income (loss)                                     (2,319)          (2,507)           (1,621)          (1,756)

Other income (expense), net                                   (380)            (380)             (908)            (908)
                                                    ---------------  ---------------   ---------------  ---------------

Income (loss) before income taxes                           (2,699)          (2,887)           (2,529)          (2,664)

Provision for income taxes                                      --               --                26               26
                                                    ---------------  ---------------   ---------------  ---------------

Net income (loss)                                   $       (2,699)          (2,887)           (2,555)          (2,690)
                                                    ===============  ===============   ===============  ===============


         Shares outstanding                                  7,568            7,568             7,568            7,568
                                                    ===============  ===============   ===============  ===============
         EPS                                        $        (0.36)           (0.38)            (0.34)           (0.36)
                                                    ===============  ===============   ===============  ===============


                                 FRONTSTEP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                DECEMBER 31,      DECEMBER 31,
                                                    2001              2001
                                            ------------------------------------
                                                                  AS PREVIOUSLY
                                                  AS RESTATED        REPORTED
                                               ----------------  ---------------
                  ASSETS

Current assets:
   Cash and cash equivalents                           $ 6,611          $ 6,611
   Trade accounts receivable, net                       27,135           27,135
   Prepaid expenses                                      4,255            4,255
   Income tax receivable                                    --               --
   Deferred income taxes                                 2,026            2,026
   Inventories                                             685              685
   Other current assets                                    373              373
                                               ----------------  ---------------
                                                        41,085           41,085
Capitalized software, net                               15,329           15,329
Intangibles, net                                         7,902            7,902
Equipment and improvements, net                          6,219            6,219
Deposits and other assets                                1,506            1,506
                                               ----------------  ---------------
     Total assets                                     $ 72,041         $ 72,041
                                               ================  ===============
   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses              $ 13,810         $ 13,810
   Deferred revenue                                     18,224           16,878
   Current portion of long-term obligations              7,061            7,061
                                               ----------------  ---------------
                                                        39,095           37,749

Noncurrent liabilities:
   Long-term obligations                                 9,387            9,387
   Deferred income taxes                                 2,737            2,737
   Other                                                   188              188
                                               ----------------  ---------------
                                                        12,312           12,312

Minority interest                                        1,045             1,045

Shareholders' equity:
   Preferred stock                                      10,865           10,865
   Common stock                                             79               79
   Additional paid-in capital                           38,746           38,746
   Common stock in treasury, at cost                    (1,320)          (1,320)
   Retained earnings (deficit)                         (25,462)         (24,116)
   Accumulated other comprehensive loss                 (3,319)          (3,319)
                                               ----------------  ---------------
                                                        19,589           20,935
                                               ----------------  ---------------
     Total liabilities and shareholders'
        equity                                        $ 72,041         $ 72,041
                                               ================  ===============

                                FRONTSTEP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                SIX MONTHS ENDED           SIX MONTHS ENDED
                                                                  DECEMBER 31,                DECEMBER 31,
                                                            --------------------------  --------------------------
                                                               2001          2001          2000          2000
                                                            ------------  ------------  ------------  ------------
                                                                          As Previously               As Previously
                                                             As Restated     Reported    As Restated    Reported
                                                            ------------  ------------  ------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES:Net income (loss)          $ (2,690)      $(2,555)     $ (4,681)      $(4,506)
    Adjustments to reconcile net income (loss)
        to net cash provided by
    (used in) operating activities:
    Depreciation                                                  1,648         1,648         2,189         2,189
    Amortization                                                  3,022         3,022         3,658         3,658
    Restructuring and other charges                                  --            --            --            --
    Deferred income taxes                                          (154)         (154)       (1,085)       (1,085)
    Write-off of capitalized software                                --            --            --            --
    Changes in operating assets and liabilities, net of
        restructuring and other charges:
    Accounts receivable                                           3,797         3,797        (6,890)       (6,890)
    Prepaid expenses and other assets                                48            48          (854)         (854)
    Accounts payable and accrued expenses                        (1,655)       (1,655)          384           384
    Deferred revenue                                             (1,206)       (1,341)          209            34
    Income taxes payable/receivable                               1,064         1,064          (366)         (366)
                                                            ------------  ------------  ------------  ------------
Net cash used in operating activities                             3,874         3,874        (7,436)       (7,436)

    CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                (212)         (212)       (2,806)       (2,806)
    Additions to capitalized software                            (3,169)       (3,169)       (2,593)       (2,593)
                                                            ------------  ------------  ------------  ------------
    Net cash used in investing activities                        (3,381)       (3,381)       (5,399)       (5,399)

    CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock, net                      --            --            58            58
    Proceeds from long-term obligations                          38,443        38,443        28,735        28,735
    Payments on long-term obligations                           (33,477)      (33,477)      (26,557)      (26,557)
                                                            ------------  ------------  ------------  ------------
    Net cash provided by financing activities                     4,966         4,966         2,236         2,236
    Effect of exchange rate changes on cash                        (360)         (360)           62            62
                                                            ------------  ------------  ------------  ------------
    Net increase (decrease) in cash and cash equivalents          5,099         5,099       (10,537)      (10,537)
    Cash and cash equivalents at beginning of period              1,512         1,512        11,868        11,868
                                                            ------------  ------------  ------------  ------------
    Cash and cash equivalents at end of period                  $ 6,611       $ 6,611       $ 1,331       $ 1,331
                                                            ============  ============  ============  ============


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

     As a result of this restructuring plan, the Company recorded pre-tax restructuring charges of $580,000 and $3,660,000 in the three months ended March 31, 2001 and June 30, 2001, respectively. These restructuring charges are recorded as a separate line in the consolidated statements of operations. The Company's restructuring plan consisted of the following significant items:

|X| Employee separation costs of $2,182,000 - The Company reduced its workforce by approximately 20%, or 162 employees. These costs consist primarily of severance for these employees.

|X| Contract termination liabilities - $900,000- The Company elected to discontinue its SyteCentre ERP product to focus resources on the Company's primary ERP product, SyteLine. The Company also discontinued its ASP hosting solution and its internet procurement software due to sluggish demand and unprofitable operations. As a result, the Company provided $900,000 to cover anticipated liabilities to customers currently using the discontinued products and services.

|X| Facility closure costs - $1,158,000 - The Company recorded $1,158,000 of costs associated with closing certain offices in Arizona, California, Canada and Asia. For those leases with non-cancelable lease terms, the Company assumed that subleases would be obtained after a one-year period.

     The following table displays a rollforward of the accruals established for the restructuring and other charges from June 30, 2001 to September 30, 2001 (in thousands):


                                                 ACCRUAL AT      AMOUNTS USED        AMOUNTS          ACCRUAL AT
                                                JUNE 30, 2001   IN FISCAL 2002    REALLOCATED IN     DECEMBER 31,
                                                                                   FISCAL 2002           2001
                                               ---------------- ---------------  ----------------- -----------------
           Employee separation costs              $   412            $ 528            $ 723            $   607
           Exit costs:
                    Facility closure costs            878              187            (248)                443
                    Contract termination              780              215            (475)                 90
                      liabilities
                                               ---------------- ---------------  -----------------  ----------------
           Total                                  $ 2,070            $ 930            $  0             $ 1,140
                                               ================ ===============  =================  ================


     The amounts used of $930,000 and $2,170,000 in fiscal 2002 and 2001, respectively, reflects cash payments of $3,020,000 and non-cash charges of $80,000. The remaining accrual of $1,140,000, which is included in accounts payable and accrued expenses in the Consolidated Balance Sheets, represents cash payments expected to be made over the course of the remaining contracts through 2004.

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

NOTE 5 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      DECEMBER 31              DECEMBER 31,
                                                                      -----------              ------------
                                                                    2001        2000       2001         2000
                                                                    ----        ----       ----         ----
                                                                        RESTATED                RESTATED
         Numerator for basic and diluted income (loss)
            per share - net income (loss).....................   $   (2,887)  $  (1,164) $    (2,690) $  (4,681)
                                                                 ==========   =========  ===========  =========
         Denominator for basic income (loss) per share -
            weighted average common shares outstanding
                                                                      7,568       7,505        7,568      7,505
         Effect of dilutive warrants..........................            -           -            -          -
                                                                 ----------   ---------  -----------  ---------
         Denominator for diluted income (loss) per share
            - adjusted weighted average common shares and
            assumed conversions...............................        7,568       7,505        7,568      7,505
                                                                 ==========   =========  ===========  =========
         Basic net income (loss) per share....................   $    (0.38)  $   (0.16) $     (0.36) $   (0.62)
                                                                 ==========   =========  ===========  =========
         Diluted net income (loss) per share..................   $    (0.38)  $   (0.16) $     (0.36) $   (0.62)
                                                                 ==========   =========  ===========  =========


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

     The following table illustrates what reported net income (loss) and net income (loss) per share would have been in the periods presented exclusive of amortization expense recognized in those periods related to goodwill (in thousands, except per share data):

                                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      DECEMBER 31              DECEMBER 31,
                                                                      -----------              ------------
                                                                    2001        2000       2001         2000
                                                                    ----        ----       ----         ----
                                                                        RESTATED               RESTATED
         Net income (loss)....................................   $   (2,887)  $  (1,164) $    (2,690) $  (4,681)
         Goodwill amortization................................            -         289            -        577
                                                                 ----------   ---------  -----------  ---------
         Adjusted net income (loss)...........................   $   (2,887)       (875) $    (2,690) $  (4,104)
                                                                 ==========   =========  ===========  =========
         Basic and diluted net income (loss) per share:
            Net income (loss).................................   $    (0.38)      (0.16) $     (0.36) $   (0.62)
            Goodwill amortization.............................            -        0.04            -       0.08
                                                                 ----------   ---------  -----------  ---------
            Adjusted net income (loss)........................   $    (0.38)      (0.12) $     (0.36) $   (0.54)
                                                                 ===========  =========  ===========  =========


NOTE 7 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     The Company designs, develops, markets and supports business software and services for mid-sized manufacturing, distribution and other companies, including business units of larger companies. The Company operates exclusively in this market and, therefore, only reports on one primary segment.

     Summarized financial information attributable to each of the Company's geographic areas is shown in the following table (in thousands):

                                                                                 NORTH                   ASIA/
                                                                                AMERICA      EUROPE     PACIFIC
                                                                                -------      ------     -------
         THREE MONTHS ENDED DECEMBER 31, 2001 - RESTATED
         Total revenue....................................................    $  16,696  $     4,263  $   2,368
         Operating income before amortization of intangibles..............       (2,269)         312       (170)
         Operating income.................................................       (2,702)         365       (170)

         THREE MONTHS ENDED DECEMBER 31, 2000 - RESTATED

         Total revenue....................................................    $  27,197  $     3,615  $   3,044
         Operating income (loss) before amortization of intangibles
           and special charges............................................         (219)         158       (600)
         Operating income (loss)..........................................         (920)          44       (616)

         SIX MONTHS ENDED DECEMBER 31, 2001 - RESTATED

         Total revenue....................................................    $  35,489  $     7,816  $   4,993
         Operating income before amortization of intangibles..............       (1,273)         507        (80)
         Operating income.................................................       (2,140)         464        (80)

         SIX MONTHS ENDED DECEMBER 31, 2000 - RESTATED

         Total revenue....................................................    $  48,835  $     6,923  $   6,163
         Operating income (loss) before amortization of intangibles
           and special charges............................................       (2,514)         283       (633)
         Operating income (loss)..........................................       (6,078)          49       (666)


NOTE 8 - VOLUNTARY STOCK OPTION EXCHANGE PROGRAM

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

NOTE 9 - SUBSEQUENT EVENTS

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

     RESTATEMENT. The Company is restating its financial statements for the six-months ended December 31, 2001 (the "Restatement"). The Restatement is being made to correct the previously reported financial results due to an isolated error in third-party software used by the Company which affected the timing of recognition of revenue from renewals of the Company's maintenance and support contracts during those reported periods. The financial results reported in this Form 10-Q have been restated to reflect the correction of this error. See Note
2 to the Financial Statements included herein. The following discussion reflects effects of reclassifications and restatements.

     Current Financial Results and Events. After nearly two years of difficult economic and market conditions, during which the Company undertook significant efforts to enhance its product capabilities, the Company reported positive financial results for the quarter ended September 30, 2001. The Company reported operating income of $0.8 million and net income of $0.2 million for the September 2001 quarter. In spite of the negative impact of the tragic events of September 11, 2001, the Company believes it was able to achieve these positive results primarily due to the cost reductions initiated in April 2001 and the careful management of the Company's costs since that time.

     Throughout the quarter ended December 31, 2001 (the "current fiscal quarter" or "fiscal 2002 quarter"), the Company believed that it was on track to continue to be profitable and to maintain a positive cash flow, both as a result of the cost savings achieved and a belief that our customers and potential customers would not continue to defer their buying decisions as they did in the September 2001 quarter. We had previously indicated that further economic slowdown and lessening of demand or a continuation of the uncertainty created by the war against terrorism could have a negative impact on the Company. In fact, these factors did impact our results for the current quarter and we did not achieve our revenue expectations, primarily due to continued delays by our customers and potential customers in making critical buying decisions, particularly those in North America. As a result, we reported an operating loss of $2.5 million and a net loss of $2.9 million.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

     Revenue. Total revenue decreased $10.6 million, or 31.3%, to $23.3 million in the current fiscal quarter from $33.9 million in the three months ended December 31, 2000 (the "prior year fiscal quarter" or "fiscal 2001 quarter"). The total revenue mix is shown in the table below (in thousands, except percentage data):

                                                                    THREE MONTHS ENDED DECEMBER 31,
                                                                    -------------------------------
                                                                   2001                         2000
                                                                   ----                         ----
                                                                 RESTATED                     RESTATED
         License fees revenue.......................   $     9,366         40.1%    $     17,185          50.8%
         Service revenue............................         5,197         22.3%           8,041          23.8%
         Maintenance and support revenue............         8,764         37.6%           8,630          25.5%
                                                       -----------   ----------     ------------    ----------
                   Total revenue....................   $    23,327        100.0%    $     33,856         100.0%
                                                       ===========   ==========     ============    ==========


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

     Maintenance and support revenue increased 1.6% in the fiscal 2002 quarter from the fiscal 2001 quarter. Maintenance and support contracts and the related revenue from these contracts have been steadily improving over the last few years as the base of customers under such programs has continued to grow. The Company expects such revenues to remain stable in the short-term.

     Cost of Revenue. Total cost of revenue as a percentage of total revenue increased to 50.4% for the fiscal 2002 quarter from 44.5% for the fiscal 2001 quarter.

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

     Cost of service, maintenance and support revenue decreased $2.2 million, or 23.4%, to $7.3 million in the fiscal 2002 quarter from $9.6 million in the fiscal 2001 quarter and as a percentage of service and maintenance and support revenue, decreased to 52.5% in the fiscal 2002 quarter from 57.4% in the fiscal 2001 quarter. The decrease is attributable to the continued growth of maintenance and support revenues which have higher margins than services revenues as a percentage of the total of service and maintenance and support revenue. This is offset by lower margins in the quarter on service revenue as a result of lower service revenues affecting certain fixed costs of service revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.0 million, or 25.0%, to $12.0 million in the fiscal 2002 quarter from $16.0 million in the fiscal 2001 quarter. Such expenses as a percentage of total revenue increased to 51.4% in the fiscal 2002 quarter from 47.2% in the fiscal 2001 quarter. The decrease in costs is attributable to the restructuring that was undertaken during the June 2001 quarter. The

Company expects that these costs will decrease as a percentage of total revenue when total revenue increases since many of these costs are fixed in nature.

     Research and Development. Total research and development costs, including amounts capitalized, decreased $1.4 million or 29.2% to $3.3 million for the fiscal 2002 quarter from $4.7 million for the fiscal 2001 quarter and increased as a percentage of total revenue to 14.2% in the fiscal 2002 quarter from 13.8% in the fiscal 2001 quarter. Although total research and development spending decreased from the fiscal 2001 quarter, the Company is continuing to spend a substantial portion of total revenue on the development of its expanded product offerings and product capabilities and development of future releases of the Company's ERP software. The Company believes that these investments are critical to the success and market acceptance of its new product offerings and total suite of integrated collaborative business systems.

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

     SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2000

     Revenue. Total revenue decreased $13.6 million, or 22.0%, to $48.3 million in the six months ended December 31, 2001 (the "current fiscal six month period") from $61.9 million in the six months ended December 31, 2000 (the "prior fiscal six month period"). The total revenue mix is shown in the table below (in thousands, except percentage data):

                                                                    SIX MONTHS ENDED DECEMBER 31,
                                                                    -----------------------------
                                                                   2001                         2000
                                                                   ----                         ----
                                                                 RESTATED                      RESTATED
         License fees revenue.......................   $    18,695         38.7%    $     29,066          47.0%
         Service revenue............................        11,383         23.6%          15,994          25.8%
         Maintenance and support revenue............        18,220         37.7%          16,861          27.2%
                                                       -----------   ----------     ------------    ----------
                   Total revenue....................   $    48,298        100.0%    $     61,921         100.0%
                                                       ===========   ==========     ============    ==========


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

     Maintenance and support revenue increased 8.1% in the current fiscal six month period from the prior fiscal six month period. Maintenance and support contracts and the related revenue from these contracts have been steadily improving over the last few years as the base of customers under such programs has continued to grow. The Company expects such revenues to remain stable over the coming year.

     Cost of Revenue. Total cost of revenue as a percentage of total revenue remained steady at 47.5% for both the current fiscal six month period and the prior fiscal six month period.

     Cost of license fees revenue decreased $1.3 million, or 12.7%, to $8.7 million in the current fiscal six month period from $9.9 million in the prior fiscal six month period and as a percentage of license fees revenue, increased to 46.4% in the current fiscal six month period from 34.2% in the prior fiscal six month period. The percentage increase is primarily attributable to an increase in the number of third party product vendors included in the Company's new product offerings, discounting and lower license fees revenue affecting certain fixed and related costs.

     Cost of service, maintenance and support revenue decreased $5.2 million, or 26.6%, to $14.3 million in the current fiscal six month period from $19.4 million in the prior fiscal six month period and as a percentage of service, maintenance and support revenue, decreased to 48.1% in the current fiscal six month period from 59.1% in the prior fiscal six month period. The decrease is attributable to the continued growth of maintenance and support revenues which have higher margins than services revenues as a percentage of the total of service and maintenance and support revenue. This is offset by lower margins on service revenue as a result of lower service revenues affecting certain fixed costs of service revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.4 million, or 19.2%, to $22.8 million in the current fiscal six month period from $28.3 million in the prior fiscal six month period. Such expenses as a percentage of total revenue increased to 47.2% in the current fiscal six month period from 45.6% in the prior fiscal six month period. Strict cost savings measures were put in place to reduce overall selling, general and administrative expenses. However, reduced revenue levels account for the percentage increase in selling, general and administrative expenses in the current fiscal six month period.

     Research and Development. Total research and development expenses, including amounts capitalized, decreased $3.2 million or 32.8%, to $6.8 million for the current fiscal six month period from $9.8 million for the prior fiscal six month period and decreased as a percentage of total revenues to 13.6% in the current fiscal six month period from 15.8% in the prior fiscal six month period. This decrease is due to a reduction in headcount from the fiscal year 2001 restructuring. The Company is continuing to spend a substantial portion of total revenues on the development of its e-business software products and capabilities, development of future releases of the Company's ERP software and development of interfaces with third-party software products. The Company believes that these investments are critical to the success and market acceptance of its new e-business offerings and the total suite of integrated collaborative business systems.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Foreign Exchange. Frontstep's revenues originating outside of North America were 28.4% and 19.7% of total revenue for the current and prior year fiscal quarters, respectively and 26.5% and 21.1% for the current and prior fiscal six month periods, respectively. By geographic region, revenues originating in Europe were 18% and 11% of total revenue for the current and prior year fiscal quarters, respectively and 16% and 11% for the current and prior fiscal six month periods, respectively. Revenues originating in Asia Pacific were 10% and 9% of total revenue for both the current and prior year fiscal quarters, respectively and 10% for the both the current and prior fiscal six month periods. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

               NAME                      VOTES "FOR"        AUTHORITY TO VOTE
                                                                WITHHEDL

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


             SHARES VOTES           SHARES VOTED      ABSTENTIONS     BROKER
                 "FOR"                "AGAINST"                      NON-VOTES

             3,802,026                  325,284           9,648        None

          The manner in which the votes were cast with respect to the proposed amendment to the 1999 Non-Qualified Stock Option Plan was as follows:

             SHARES VOTES           SHARES VOTED      ABSTENTIONS     BROKER
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

                                                   FRONTSTEP, INC.


Dated: September 28, 2002                  By: /s/ Daniel P. Buettin
       ------------------                      ----------------------------
                                                Daniel P. Buettin
                                                Vice President, Finance, Chief
                                                Financial Officer and Secretary
                                                (on behalf of the Registrant and
                                                as Principal Financial Officer)

                                 CERTIFICATIONS

I, Stephen A. Sasser, certify that:

          1. I have reviewed this report on Form 10-Q/A of Frontstep, Inc.;

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

Date: September 28, 2002

                                          By:      /s/ STEPHEN A. SASSER
                                            ------------------------------------
                                                     Stephen A. Sasser
                                               President and Chief Executive
                                                           Officer

I, Daniel P. Buettin, certify that:

          1. I have reviewed this report on Form 10-Q/A of Frontstep, Inc.;

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



Exhibit No.      Description                                       Page
-----------      -----------                                       ----
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

10(A)***         First Amendment to Loan and Security              Previously filed
                 Agreement, by and among the Registrant,
                 Frontstep Solutions Group, Inc.,
                 brightwhite solutions, inc. and Frontstep
                 Canada, Inc., as Borrowers, and the
                 Lenders signatory thereto, as Lenders,
                 and Foothill Capital Corporation, as
                 Arranger and Administrative Agent.

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