Form 10-Q/A
period 2002-03-31
FRONTSTEP INC
filed 2002-09-30
CIK 872443

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

This Quarterly Amendment No 1 to Form 10-Q/A ("Form 10-Q/A") amends Item 1, 2 and 3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 including the consolidated financial statements therein, that was originally filed on April 13, 2002.

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


                        FRONTSTEP, INC. AND SUBSIDIARIES

                                      INDEX


PART I.       FINANCIAL INFORMATION                                                                         PAGE

Item 1.       Financial Statements

              Consolidated Balance Sheets as of March 31, 2002 (unaudited) and June 30, 2001...................3

              Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended
              March 31, 2002 and 2001..........................................................................4

              Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended
              March 31, 2002 and 2001..........................................................................5

              Notes to Consolidated Financial Statements (unaudited)...........................................6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...........16

Item 3.       Quantitative and Qualitative Disclosures About Market Risk......................................22


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings...............................................................................23

Item 2.       Changes in Securities and Use of Proceeds.......................................................23

Item 3.       Defaults Upon Senior Securities.................................................................24

Item 4.       Submission of Matters to a Vote of Security Holders.............................................24

Item 5.       Other Information...............................................................................24

Item 6.       Exhibits and Reports on Form 8-K................................................................24


SIGNATURES....................................................................................................25

EXHIBIT INDEX................................................................................................ 27


                         PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                 FRONTSTEP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                        MARCH 31,       JUNE 30,
                                                                                          2002            2001
                                                                                    -----------------  ------------
                                                                                        RESTATED
                                                                                      (UNAUDITED)       RESTATED
                                      ASSETS

Current assets:
   Cash and cash equivalents                                                            $   3,942        $   1,512
   Trade accounts receivable, net                                                          26,206           31,446
   Prepaid expenses                                                                         5,639            3,756
   Income taxes receivable                                                                  1,146               47
   Deferred income taxes                                                                    2,807            2,026
   Inventories                                                                                535              738
   Other current assets                                                                       254              979
                                                                                      ------------     ------------
                                                                                           40,529           40,504
Capitalized software, net                                                                  15,655           15,094
Goodwill, net                                                                               7,883            7,911
Property and equipment, net                                                                 5,543            7,646
Other assets                                                                                1,155            1,438
                                                                                      ------------     ------------
Total assets                                                                             $ 70,765        $  72,593
                                                                                      ============     ============
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                                 $ 13,231        $  15,610
   Deferred revenue                                                                        17,036           20,278
   Income taxes payable                                                                        --                -
   Current portion of long-term obligations                                                 7,039            1,967
                                                                                      ------------     ------------
                                                                                           37,306           37,855
Noncurrent liabilities:
   Long-term debt                                                                          10,867            8,337
   Deferred income taxes                                                                    3,595            2,891
   Other                                                                                       97              405
                                                                                      ------------     ------------
                                                                                           14,559           11,633
                                                                                      ------------     ------------

Minority interest                                                                             105            2,102
Shareholders' equity:
   Series A Convertible Participating Preferred Stock, no par value; 1,000,000 shares authorized; 566,933 shares issued and outstanding at March 31, 2002
     and June 30, 2001; liquidation preference $13,606,392                                 10,865           10,865

   Common stock; no par value; 20,000,000 shares authorized; 7,872,418 shares issued at March 31, 2002 and June 30, 2001, respectively, at stated capital
     amounts of $0.01 per share                                                                79               79
   Additional paid-in capital                                                              39,341           37,470
   Treasury stock, at cost; 304,200 shares                                                 (1,320)          (1,320)
   Retained earnings (deficit)                                                            (26,704)         (22,773)
   Accumulated other comprehensive loss                                                    (3,466)          (3,318)
                                                                                      ------------     ------------
                                                                                           18,795           21,003
                                                                                      ------------     ------------
Total liabilities and shareholders' equity                                               $ 70,765        $  72,593
                                                                                      ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

                                 FRONTSTEP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   MARCH 31,                     MARCH 31,
                                                           --------------------------    --------------------------
                                                              2002          2001            2002          2001
                                                           ------------  ------------    ------------  ------------
                                                                   RESTATED                      RESTATED
                                                                  (UNAUDITED)                   (UNAUDITED)

Revenue:
   License fees                                               $  7,482       $10,724       $  26,177       $39,790
   Service                                                       5,589         7,154          16,972        23,148
   Maintenance and support                                       8,661         8,456          26,881        25,317
                                                           ------------  ------------    ------------  ------------
     Total revenue                                              21,732        26,334          70,030        88,255

Cost of revenue:
   License fees                                                  4,125         6,537          12,796        16,471
   Service, maintenance and support                              6,745        10,192          20,997        29,600
                                                           ------------  ------------    ------------  ------------
     Total cost of revenue                                      10,870        16,729          33,793        46,071
                                                           ------------  ------------    ------------  ------------
Gross margin                                                    10,862         9,605          36,237        42,184

Operating expenses:
   Selling, general and administrative                          10,050        20,388          32,868        48,642
   Research and development                                      1,657         3,737           5,060        10,926
   Amortization of acquired intangibles                            433           828           1,343         2,496
   Restructuring and other charges                                   -           580               -         2,743
                                                           ------------  ------------    ------------  ------------
     Total operating expenses                                   12,140        25,533          39,271        64,807
                                                           ------------  ------------    ------------  ------------
Operating income (loss)                                         (1,278)      (15,928)         (3,034)      (22,623)
Other expense, net                                                (683)         (258)         (1,591)         (307)
                                                           ------------  ------------    ------------  ------------
Loss before income taxes                                        (1,961)      (16,186)         (4,625)      (22,930)
Benefit from income taxes                                         (719)            -            (693)       (2,063)
                                                           ------------  ------------    ------------  ------------
Net loss                                                      $ (1,242)    $ (16,186)       $ (3,932)   $  (20,867)
                                                           ============  ============    ============  ============

Net loss per common share:
   Basic                                                   $    (0.16)     $   (2.14)    $    (0.52)     $   (2.77)
                                                           ============  ============    ============  ============
   Diluted                                                 $    (0.16)     $   (2.14)    $    (0.52)     $   (2.77)
                                                           ============  ============    ============  ============

Shares used in computing per share amounts:
   Basic                                                         7,568         7,563           7,568         7,524
   Diluted                                                       7,568         7,563           7,568         7,524



The accompanying notes are an integral part of these consolidated financial statements.

                                 FRONTSTEP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                             NINE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                         --------------------------
                                                                                            2002          2001
                                                                                         ------------  ------------
                                                                                                  RESTATED
                                                                                                (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES:

Net loss                                                                                     $(3,932)     $(20,867)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation                                                                              2,344         3,129
     Amortization                                                                              4,694         5,500
     Restructuring and other charges                                                               -         2,743
     Deferred income taxes                                                                    (1,105)       (2,146)
     Write-off of capitalized software                                                             -         1,913
     Changes in operating assets and liabilities, net of restructuring and other charges:
       Accounts receivable                                                                     6,250         4,569
       Prepaid expenses and other assets                                                      (1,929)       (1,075)
       Accounts payable and accrued expenses                                                  (1,100)       (1,287)
       Deferred revenue                                                                       (3,243)         (493)
       Income taxes payable/receivable                                                           570         2,215
                                                                                         ------------  ------------
Net cash provided by (used in) operating activities                                            2,549        (5,799)

CASH FLOW FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                                             (316)       (3,362)
Additions to capitalized software                                                             (5,178)       (3,738)
Purchase of subsidiaries, net of acquired cash                                                     -             -
                                                                                         ------------  ------------
Net cash used in investing activities                                                         (5,494)       (7,100)

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock, net                                                        -           253
Proceeds from long-term obligations                                                           53,605        53,946
Payments on long-term obligations                                                            (48,002)      (52,122)
                                                                                         ------------  ------------
Net cash provided by financing activities                                                      5,603         2,077
Effect of exchange rate changes on cash                                                         (228)          168
                                                                                         ------------  ------------
Net decrease in cash and cash equivalents                                                      2,430       (10,654)
Cash and cash equivalents at beginning of period                                               1,512        11,868
                                                                                         ------------  ------------

Cash and cash equivalents at end of period                                                $    3,942    $    1,214
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

     Comprehensive Income. The only item in addition to net income that is included in comprehensive income is the foreign currency translation adjustment. Comprehensive income (loss) for the three and six months ended March 31, 2002 and 2001 is as follows (in thousands):


                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   MARCH 31,                     MARCH 31,
                                                          ---------------------------  ----------------------------
                                                              2002          2001           2002          2001
                                                          ------------- -------------  ------------- --------------
                                                                    RESTATED                     RESTATED
     Net loss                                                $(1,242)     $(16,186)       $(3,932)     $(20,867)
     Foreign currency translation adjustment, net of taxes      (147)         (725)          (148)       (1,121)
                                                          ------------- -------------  ------------- --------------

     Comprehensive loss, net of taxes                        $(1,389)     $(16,911)       $(4,080)     $(21,988)
                                                          ============= =============  ============= ==============


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

NOTE 2 - RESTATEMENT

     The Company is restating its financial statements for the nine-months ended March 31, 2002 (the "Restatement"). The Restatement is being made to correct the previously reported financial results due to an isolated error in third-party software used by the Company which affected the timing of recognition of revenue from renewals of the Company's maintenance and support contracts during those reported periods.

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

     For the nine months ended March 31, 2002, this restatement will reduce revenue by $427,000 or 0.6% of the previously reported revenue of $70,457,000. This decrease in revenue will increase the reported net loss for the nine-month period by 427,000 or 12.2% of the previously reported net loss of $3,505,000. The balance sheet account entitled Deferred revenue will increase as of March 31, 2002 by $1,637,000 or 10.6% from the previously reported balance of $15,398,000.

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

     The correction of the error by reporting period is presented in the table and accompanying financial statements below (in thousands):

------------------------------------------ ---------------- -------------- --------------- -------------- --------------
                                           TOTAL REVENUE    ADJUSTMENT     TOTAL           NET INCOME     NET INCOME
                                           AS PREVIOUSLY    OF REVENUE     REVENUE, AS     (LOSS), AS     (LOSS), AS
                                           REPORTED                        ADJUSTED        PREVIOUSLY     ADJUSTED
                                                                                           REPORTED
REPORTING PERIOD
------------------------------------------ ---------------- -------------- --------------- -------------- --------------
Quarter ended September 30, 2000               $28,033           $32          $28,065        $(3,549)        $(3,517)
------------------------------------------ ---------------- -------------- --------------- -------------- --------------
Quarter ended December 31, 2000                $34,063         $(207)         $33,856         $(957)         $(1,164)
------------------------------------------ ---------------- -------------- --------------- -------------- --------------
Quarter ended March 31, 2001                   $27,172         $(838)         $26,334        $(15,348)      $(16,186)
------------------------------------------ ---------------- -------------- --------------- -------------- --------------
Quarter ended June 30, 2001                    $29,018         $(197)         $28,821        $(5,000)        $(5,197)
------------------------------------------ ---------------- -------------- --------------- -------------- --------------
Year ended June 30, 2001                      $118,286        $(1,210)        $117,076       $(24,854)      $(26,064)
------------------------------------------ ---------------- -------------- --------------- -------------- --------------
Quarter ended September 30, 2001               $24,918           $53          $24,971          $144            $197
------------------------------------------ ---------------- -------------- --------------- -------------- --------------
Quarter ended December 31, 2001                $23,515         $(188)         $23,327        $(2,699)        $(2,887)
------------------------------------------ ---------------- -------------- --------------- -------------- --------------
Quarter ended March 31, 2002                   $22,024         $(292)         $21,732         $(950)         $(1,242)
------------------------------------------ ---------------- -------------- --------------- -------------- --------------
Nine-months ended March 31, 2002               $70,457         $(427)         $70,030        $(3,505)        $(3,932)
------------------------------------------ ---------------- -------------- --------------- -------------- --------------


                                 FRONTSTEP, INC.
                          QUARTER ENDED MARCH 31, 2002
                  (all numbers in 000's except per share data)



                                                                                   Three Months Ended
                                                                                         March 31,
                                                                      ------------------         --------------
                                                                            2002                     2002
                                                                      ------------------         --------------
                                                                          As Reported             As Restated
                                                                      ------------------         --------------
Revenue:
         License fees                                                 $           7,482                  7,482
         Services                                                                 5,589                  5,589
         Maintenance and support                                                  8,953                  8,661
                                                                      ------------------         --------------
               Total revenue                                                     22,024                 21,732

Cost of revenue:
         License fees                                                             4,125                  4,125
         Service, maintenance and support                                         6,745                  6,745
                                                                      ------------------         --------------
               Cost of revenue                                                   10,870                 10,870
                                                                      ------------------         --------------

Gross margin                                                                     11,154                 10,862

Operating expenses:
         Selling, general and administrative                                     10,050                 10,050
         Research and product development                                         1,657                  1,657
         Amortization of intangibles                                                433                    433
         Restructuring and other charges                                              -                      -
                                                                      ------------------         --------------
               Total operating expenses                                          12,140                 12,140
                                                                      ------------------         --------------

Operating income (loss)                                                            (986)                (1,278)

Other income (expense), net                                                        (683)                  (683)
                                                                      ------------------         --------------

Income (loss) before income taxes                                                (1,669)                (1,961)

Provision for income taxes                                                         (719)                  (719)
                                                                      ------------------         --------------

Net income (loss)                                                     $            (950)                (1,242)
                                                                      ==================         ==============


         Shares outstanding                                                        7,568                  7,568
                                                                      ==================         ==============
         EPS                                                          $           (0.13)         $       (0.16)
                                                                      ==================         ==============





                                                                       Nine Months Ended
                                                                           March 31,
                                                              ----------------    ---------------
                                                                   2002                2002
                                                              ----------------    ---------------
                                                                As Reported         As Restated
                                                              ----------------    ---------------
Revenue:
         License fees                                         $        26,177             26,177
         Services                                                      16,972             16,972
         Maintenance and support                                       27,308             26,881
                                                              ----------------    ---------------
               Total revenue                                           70,457             70,030

Cost of revenue:
         License fees                                                  12,796             12,796
         Service, maintenance and support                              20,997             20,997
                                                              ----------------    ---------------
               Cost of revenue                                         33,793             33,793
                                                              ----------------    ---------------

Gross margin                                                           36,664             36,237

Operating expenses:
         Selling, general and administrative                           32,868             32,868
         Research and product development                               5,060              5,060
         Amortization of intangibles                                    1,343              1,343
         Restructuring and other charges                                   --                 --
                                                              ----------------    ---------------
               Total operating expenses                                39,271             39,271
                                                              ----------------    ---------------

Operating income (loss)                                                (2,607)            (3,034)

Other income (expense), net                                            (1,591)            (1,591)
                                                              ----------------    ---------------

Income (loss) before income taxes                                      (4,198)            (4,625)

Provision for income taxes                                               (693)              (693)
                                                              ----------------    ---------------

Net income (loss)                                                      (3,505)            (3,932)
                                                              ================    ===============


         Shares outstanding                                   $         7,568              7,568
                                                              ================    ===============
         EPS                                                  $         (0.46)           $ (0.52)
                                                              ================    ===============



                                 FRONTSTEP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                               MARCH 31,                   MARCH 31,
                                                                 2002                         2002
                                                          ------------------------------------------------
                                                                                         AS PREVIOUSLY
                                                              AS RESTATED                   REPORTED
                                                          --------------------         -------------------
                        ASSETS
Current assets:
   Cash and cash equivalents                                           $3,942                      $3,942
   Trade accounts receivable, net                                      26,206                      26,206
   Prepaid expenses                                                     5,639                       5,639
   Income tax receivable                                                1,146                       1,146
   Deferred income taxes                                                2,807                       2,807
   Inventories                                                            535                         535
   Other current assets                                                   254                         254
                                                          --------------------         -------------------
                                                                       40,529                      40,529
Capitalized software, net                                              15,655                      15,655
Intangibles, net                                                        7,883                       7,883
Equipment and improvements, net                                         5,543                       5,543
Deposits and other assets                                               1,155                       1,155
                                                          --------------------         -------------------
     Total assets                                                     $70,765                     $70,765
                                                          ====================         ===================

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                              $13,231                     $13,231
   Deferred revenue                                                    17,036                      15,398
   Current portion of long-term obligations                             7,039                       7,039
                                                          --------------------         -------------------
                                                                       37,306                      35,668

Noncurrent liabilities:
   Long-term obligations                                               10,867                      10,867
   Deferred income taxes                                                3,595                       3,595
   Other                                                                   97                          97
                                                          --------------------         -------------------
                                                                       14,559                      14,559

Minority interest                                                         105                         105

Shareholders' equity:
   Preferred stock                                                     10,865                      10,865
   Common stock                                                            79                          79
   Additional paid-in capital                                          39,341                      39,341
   Common stock in treasury, at cost                                   (1,320)                     (1,320)
   Retained earnings (deficit)                                        (26,704)                    (25,066)
   Accumulated other comprehensive loss                                (3,466)                     (3,466)
                                                          --------------------         -------------------
                                                                       18,795                      20,433
                                                          --------------------         -------------------
     Total liabilities and shareholders' equity                       $70,765                     $70,765
                                                          ====================         ===================




                                 FRONTSTEP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                     NINE MONTHS ENDED                   NINE MONTHS ENDED
                                                                          MARCH 31,                          MARCH 31,
                                                            --------------------------------   ----------------------------------
                                                                2002              2002                2001               2001
                                                            -------------  -----------------   -------------------   -------------
                                                                              As Previously                          As Previously
                                                             As Restated          Reported           As Restated       Reported
                                                            -------------     -------------          -----------      -------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                               $ (3,932)         $ (3,505)          $ (20,867)         $(19,854)
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
    Depreciation                                                   2,344             2,344               3,129             3,129
    Amortization                                                   4,694             4,694               5,500             5,500
    Restructuring and other charges                                   --                --              10,656            10,656
    Deferred income taxes                                         (1,105)           (1,105)             (2,146)           (2,146)
    Write-off of capitalized software                                                                       --                --
    Changes in operating assets and liabilities, net of
        restructuring and other charges:
    Accounts receivable                                            6,250             6,250              (1,431)           (1,431)
    Prepaid expenses and other assets                             (1,929)           (1,929)             (1,075)           (1,075)
    Accounts payable and accrued expenses                         (1,100)           (1,100)             (1,287)           (1,287)
    Deferred revenue                                              (3,243)           (3,670)               (493)           (1,506)
    Income taxes payable/receivable                                  570               570               2,215             2,215
                                                            -------------  -----------------   -------------------    ------------
    Net cash used in operating activities                          2,549             2,549              (5,799)           (5,799)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                 (316)             (316)             (3,362)           (3,362)
Additions to capitalized software                                 (5,178)           (5,178)             (3,738)           (3,738)
                                                            -------------  -----------------   -------------------    ------------
    Net cash used in investing activities                         (5,494)           (5,494)             (7,100)           (7,100)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                           --                --                 253               253
Proceeds from long-term obligations                               53,605            53,605              53,946            53,946
Payments on long-term obligations                                (48,002)          (48,002)            (52,122)          (52,122)
                                                            -------------  -----------------   -------------------    ------------
    Net cash provided by financing activities                      5,603             5,603               2,077             2,077
Effect of exchange rate changes on cash                             (228)             (228)                168               168
                                                            -------------  -----------------   -------------------    ------------
Net increase (decrease) in cash and cash equivalents               2,430             2,430             (10,654)          (10,654)
Cash and cash equivalents at beginning of period                   1,512             1,512              11,868            11,868
                                                            -------------  -----------------   -------------------    ------------
Cash and cash equivalents at end of period                       $ 3,942           $ 3,942             $ 1,214           $ 1,214
                                                            =============  =================   ===================    ============


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

     As a result of this restructuring plan, the Company recorded pre-tax restructuring and other charges of $580,000 and $3,660,000 in the three months ended March 31, 2001 and June 30, 2001, respectively.

     The following table displays a roll-forward of the accruals established for the restructuring and other charges from the announcement of the plan to March 31, 2002 (in thousands):



(IN THOUSANDS)                       INITIAL       AMOUNTS        ACCRUAL        AMOUNTS       AMOUNTS       ACCRUAL
                                      CHARGE       USED IN        BALANCE      RECLASSIFIED    USED IN      AT MARCH
                                                    FISCAL        AT JUNE        IN 2002        FISCAL      31, 2002
                                                     2001         30, 2001                       2002
                                     ----------   ----------    -----------    -----------    ----------   ----------
Termination costs related to
employees                              $ 2,182     $  1,770        $   412        $   723        $  570       $  565
Exit costs:
     Facility closure costs              1,158          280            878          (248)           222          408
     Contract termination
     liabilities                           900          120            780          (475)           215           90
                                     ----------   ----------    -----------    -----------    ----------   ----------
Total                                  $ 4,240      $ 2,170       $  2,070         $    0       $ 1,007      $ 1,063
                                     ==========   ==========    ===========    ===========    ==========   ==========



     The amounts used of $1,007,000 and $2,170,000 in fiscal 2002 and 2001, respectively, reflects cash payments of $3,097,000 and non-cash charges of $80,000. During fiscal 2002, the Company reclassified estimated amounts previously allocated in the restructuring reserve, as noted in the above chart, to reflect the actual amounts needed for each category. The remaining accrual of $1,063,000, which is included in accounts payable and accrued expenses, represents cash payments to be made over the course of remaining contracts through 2004.

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

     Fiscal 2000 Restructuring. In July 2000, the Company commenced a restructuring to discontinue certain business operations, write off non-performing assets that were no longer in use and complete other cost reductions to better focus on its core business strategy. The Company recorded a non-recurring charge of $429,000, pre-tax, in the three months ended June 30, 2000 and an additional non-recurring charge of $2,163,000, pre-tax, in the three months ended September 30, 2000. The aggregate pre-tax charges of $2,592,000 included non-cash charges of $429,000 primarily related to the sale of Visual Applications Software, Inc. and $2,163,000 to reduce the Company's headcount. All restructuring cash payments were paid during the year ended June 30, 2001 and no accruals remained for these costs as of June 30, 2001.

NOTE 5 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   MARCH 31,                     MARCH 31,
                                                          ---------------------------  ----------------------------
                                                              2002          2001           2002          2001
                                                          ------------- -------------  ------------- --------------
                                                                   RESTATED                      RESTATED
       Numerator for basic and diluted loss per share -
          net loss                                           $(1,242)     $(16,186)       $(3,932)     $(20,867)
                                                          ============= =============  ============= ==============

       Denominator for basic loss per share - weighted
          average common shares outstanding                    7,568         7,563          7,568         7,524
          Effect of dilutive employee stock options and            -             -              -             -
            warrants
                                                          ------------- -------------  ------------- --------------
       Denominator for diluted loss per share - adjusted
          weighted average common shares and assumed
          conversions                                          7,568         7,563          7,568         7,524
                                                          ============= =============  ============= ==============

       Basic net loss per share                            $   (0.16)   $    (2.14)    $    (0.52)   $    (2.77)
                                                          ============= =============  ============= ==============

       Diluted net loss per share                          $   (0.16)   $    (2.14)    $    (0.52)   $    (2.77)
                                                          ============= =============  ============= ==============


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

     The following table illustrates what reported net income (loss) and net income (loss) per share would have been in the periods presented exclusive of amortization expense recognized in those periods related to goodwill (in thousands, except per share data):

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   MARCH 31,                     MARCH 31,
                                                          ---------------------------  ----------------------------
                                                              2002          2001           2002          2001
                                                          ------------- -------------  ------------- --------------
                                                                   RESTATED                     RESTATED
       Numerator for basic and diluted loss per share -
          net loss                                          $   (1,242)   $  (16,186)    $    (3,932)  $  (20,867)
          Goodwill amortization                                     -            289              -           866
                                                          ------------- -------------  ------------- --------------
       Adjusted net income /(loss)                          $   (1,242)   $  (15,897)    $    (3,932)  $  (20,001)
                                                          ============= =============  ============= ==============
       Basic and diluted net income (loss) per share:
            Net income (loss)                               $    (0.16)   $    (2.14)    $    (0.52)   $    (2.77)
            Goodwill amortization                                   -     $     0.04              -    $     0.12
                                                          ------------- -------------  ------------- --------------

            Adjusted net income (loss)                      $    (0.16)   $    (2.10)    $    (0.52)   $    (2.65)
                                                          ============= =============  ============= ==============



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

     Summarized financial information attributable to each of the Company's geographic areas is shown in the following table (in thousands, except percentage data):


                                                        NORTH AMERICA         ASIA/PACIFIC          EUROPE
                                                      -------------------   -----------------   ---------------
      THREE MONTHS ENDED MARCH 31, 2002 - RESTATED

      Total revenue                                      $15,065                $2,668             $3,999
      Operating income (loss) before amortization
         of intangibles                                   (1,059)                    9                205
      Operating income (loss)                             (1,492)                    9                205

      THREE MONTHS ENDED MARCH 31, 2001 - RESTATED

      Total revenue                                      $20,182                $2,616             $3,536
      Operating loss before amortization of
         intangibles and special charges                 (11,654)               (2,071)              (795)
      Operating loss                                     (13,062)               (2,071)              (795)

      NINE MONTHS ENDED MARCH 31, 2002 - RESTATED

      Total revenue                                      $50,554                $7,661            $11,815
      Operating income (loss) before amortization
         of intangibles                                   (2,332)                  (71)               712
      Operating income (loss)                             (3,632)                  (71)               669

      NINE MONTHS ENDED MARCH 31, 2001 - RESTATED

      Total revenue                                      $69,017                $8,779            $10,459
      Operating income (loss) before amortization
         of intangibles and special charges              (14,168)               (2,704)              (512)
      Operating loss                                     (19,140)               (2,737)              (746)


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

NOTE 9 - CONVERTIBLE NOTES OFFERING

     On March 7, 2002, the Company executed an agreement pursuant to which certain holders of its Series A Convertible Participating Preferred Stock and certain members of the Company's Board, including the Company's founder, agreed to provide $5.0 million to the Company for working capital needs in exchange for convertible notes (the "Convertible Notes") with a term expiring May 2004. The Convertible Notes will be entitled, upon issuance, to convert into the Company's common stock based on a conversion price equal to 80% of the market value of the Company's common stock for a specified period prior to closing. The Convertible Notes will be subordinated to Foothill and will bear interest at 10%. Also under the terms of the agreement, $1.5 million of the offering in the form of "Initial Notes" was provided to the Company on March 7, 2002. These Initial Notes are due May 2004 or, at the option of the holders August 31, 2002 if the convertible note offering is not completed. The Company issued 600,000 warrants to the holders of the Initial Notes with an exercise price of $0.01 per share. Of these warrants, 240,000 warrants issued to directors are not exercisable Also relating to the execution of the agreement, the Company and the holders of Series A Preferred Stock agreed that the conversion price for the Series A Preferred Stock would be immediately reset from $12.00 per share to $6.00 per share and, in exchange, all other anti-dilution rights with respect to the convertible note offering would be waived. The completion of the offer is subject to, among other things, shareholder approval that the Company expects to obtain at a special meeting of shareholders scheduled for June 20, 2002.

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

NOTE 10 - PROVISION FOR INCOME TAXES

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

     RESTATEMENT. The Company is restating its financial statements for the nine-months ended March 31, 2002 (the "Restatement"). The Restatement is being made to correct the previously reported financial results due to an isolated error in third-party software used by the Company which affected the timing of recognition of revenue from renewals of the Company's maintenance and support contracts during those reported periods. The financial results reported in this Form 10-Q have been restated to reflect the correction of this error. See Note 2 to the Financial Statements included herein. The following discussion reflects effects of reclassifications and restatements.

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

     Throughout the quarter ended December 31, 2001, the Company believed that it was on track to continue to be profitable and to maintain a positive cash flow, both as a result of the cost savings achieved and a belief that our customers and potential customers would not continue to defer their buying decisions as they did in the September 2001 quarter. The Company had previously indicated that further economic slowdown and lessening of demand or a continuation of the uncertainty created by the war against terrorism could have a negative impact on the Company. In fact, these factors did impact the Company's operating results for the December quarter and the Company did not achieve its revenue expectations, primarily due to continued delays by customers and potential customers, particularly those in North America, in making critical buying decisions. As a result, Frontstep reported an operating loss of $2.5 million and a net loss of $2.9 million.

     Early in the quarter ended March 31, 2002 (the "current fiscal quarter" or "fiscal 2002 quarter") the Company announced that it would further reduce its operating costs by $8.0 million through reductions in personnel, facilities and other related costs. During the current fiscal quarter Frontstep completed nearly all of these actions and believe cost savings equal to $6.8 million of annualized savings have already taken effect.

     Our results for the current fiscal quarter continue to reflect the effects of delays by customers and potential customers, particularly in North America, in making critical buying decisions. For the current fiscal quarter, the Company reported revenue of $21.7 million, an operating loss of $1.3 million and a net loss of $1.2 million. The Company believes that the levels of its revenue throughout its business have stabilized and, with the exception of sales to new customers and prospects, have modestly improved during the current fiscal quarter. As a result of more stable revenue levels and the impact of its cost reduction actions, The Company expects to return to operating profitability and positive cash flows in the June 2002 quarter. Our expectations are for revenue of $22.5 to $23.5 million in the June and September quarters with operating income in the range of 2% to 5%. For the December 2002 quarter, Frontstep expects revenue of $24.0 to $26.0 million with operating income in the range of 5% to 10%.

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

     PRIOR FINANCIAL RESULTS AND EVENTS. Since the second quarter of fiscal 2000, the Company has experienced changing market conditions resulting from a recession in many manufacturing industries. Well before these market changes began to affect results of operations, the Company began to enhance its product offerings beyond traditional ERP systems to participate in higher growth market segments. These enhancements included a comprehensive suite of integrated software and services that (1) support the management and resources of an enterprise, (2) support customer relationship management and other front office business activities and (3) support an enterprise's supply chain management activities. We have invested more than $55 million over the last few years to continue to invest in these enhancements and new product offerings.

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

     Consequently, in April 2001, the Company initiated a broad restructuring program in order to reduce operating costs. The Company's worldwide workforce was reduced by approximately 20%, certain product development and other non-essential activities were discontinued and certain Company offices around the world were closed. In the March and June 2001 quarters, the Company recorded an aggregate of approximately $4.2 million, pre-tax, in related restructuring charges. In the March quarter, the Company also wrote-off $6.8 million of accounts receivable and $1.9 million of related product assets in relation to our restructuring strategy.

     Earlier, in July 2000, the Company had previously conducted cost reduction activities and had made structural changes to discontinue certain business operations and to write off non-performing assets to better focus on its core business strategy. In connection with these changes, the Company recorded a $429,000, pre-tax, non-recurring charge in the June 2000 quarter and an additional $2.2 million, pre-tax, non-recurring charge in the September 2000 quarter.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     Revenue. Total revenue decreased $4.6 million, or 17.5%, to $21.7 million in the current fiscal quarter from $26.3 million in the three months ended March 31, 2001 (the "prior year fiscal quarter" or "fiscal 2001 quarter"). The total revenue mix is shown in the table below (in thousands, except percentage data):


                                                    THREE MONTHS ENDED MARCH 31,
                                            ---------------------------------------------
                                                    2002                    2001
                                            ---------------------   ---------------------

       License fees revenue                     $7,482     34.4%       $10,724     40.7%
       Service revenue                           5,589     25.7%         7,154     27.2%
       Maintenance and support revenue           8,661     39.9%         8,456     32.1%
                                            ---------------------   ---------------------

           Total revenue                       $21,732    100.0%       $26,334    100.0%
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

     Maintenance and support revenue increased 2.4% in the fiscal 2002 quarter from the fiscal 2001 quarter. Maintenance and support contracts and the related revenue from these contracts have remained steady during the last year despite the fact that the base of customers under such programs has grown slowly. The Company expects such revenues to remain stable in the short-term and to grow as license fees revenue grows.

     Cost of Revenue. Total cost of revenue as a percentage of total revenue decreased to 50.0% for the fiscal 2002 quarter from 63.5% for the fiscal 2001 quarter.

     Cost of license fees revenue decreased $2.4 million, or 36.9%, to $4.1 million in the fiscal 2002 quarter from $6.5 million in the fiscal 2001 quarter and as a percentage of license fees revenue, decreased to 55.1% in the fiscal 2002 quarter from 61.0% in the fiscal 2001 quarter. The percentage decrease is primarily attributable to a one-time charge in the prior year fiscal quarter to write-off certain non-producing assets as part of a broader restructuring effort by the Company at that time. In the current fiscal quarter, the effects of product mix relative to third party royalty arrangements, discounting as a result of weakened demand and lower license fees revenue in general had the effect of increasing this percentage as compared to the prior year fiscal quarter. Cost of license fees includes certain fixed components including amortization of capitalized software.

     Cost of service, maintenance and support revenue decreased $3.4 million, or 33.8%, to $6.7 million in the fiscal 2002 quarter from $10.2 million in the fiscal 2001 quarter. As a percentage of service and maintenance and support revenue, such costs decreased to 47.3% in the fiscal 2002 quarter from 65.3% in the fiscal 2001 quarter. The decrease is attributable to the higher percentage of maintenance and support revenues relative to services revenues in the current fiscal quarter. Maintenance and support revenues have higher margins than services revenues. This is offset by lower margins on services revenues in the current fiscal quarter than in the fiscal 2001 quarter due to the cost of personnel and certain fixed costs of service revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $10.3 million, or 50.7%, to $10.1 million in the fiscal 2002 quarter from $20.3 million in the fiscal 2001 quarter. Such expenses as a percentage of total revenue decreased to 46.2% in the fiscal 2002 quarter from 77.4% in the fiscal 2001 quarter. The decrease in costs is attributable primarily to the one-time charge in the prior year fiscal quarter to write-off $6.8 million of accounts receivable as part of a broader restructuring effort by the Company at that time. Also, the decrease in costs was a result of the cost reductions that have occurred, in part from these restructuring efforts undertaken over the last twelve months. The Company expects that these costs will continue to decrease in the June quarter and will also continue to decrease as a percentage of total revenue, particularly when total revenue increases, since many of these costs are fixed in nature.

     Research and Development. Total research and development costs, including amounts capitalized, decreased $1.2 million or 24.5% to $3.7 million for the fiscal 2002 quarter from $4.9 million for the fiscal 2001 quarter but decreased only modestly as a percentage of total revenue to 16.9% in the fiscal 2002 quarter from 18.5% in the fiscal 2001 quarter. The decrease was primarily attributable to spending in the prior fiscal year on products and other development efforts that were discontinued as part of the Company's restructuring efforts in April 2001. Although total research and development spending decreased from the fiscal 2001 quarter, the Company is continuing to spend a substantial amount on the development of its expanded product offerings and product capabilities and development of future releases of the Company's ERP software. The Company believes that these investments are critical to the success and market acceptance of its new product offerings and total suite of integrated collaborative business systems.

     The Company capitalized research and development costs of $2.0 million during the fiscal 2002 quarter and $1.1 million during the fiscal 2001 quarter.

     Restructuring and Other Charges. The restructuring programs undertaken by the Company in July 2000 and March 2001 and their related costs are discussed above (see Note 3 to the Financial Statements).

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

     NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO NINE MONTHS ENDED MARCH 31,
2001

     Revenue. Total revenue decreased $18.2 million, or 20.7%, to $70.0 million in the nine months ended March 31, 2002 (the "current fiscal nine month period") from $88.3 million in the nine months ended March 31, 2001 (the "prior fiscal nine month period"). The total revenue mix is shown in the table below (in thousands, except percentage data):

                                                       NINE MONTHS ENDED MARCH 31,
                                               ---------------------------------------------
                                                       2002                    2001
                                               ---------------------   ---------------------

        License fees revenue                      $26,177     37.4%       $39,790     45.1%
        Service revenue                            16,972     24.2%        23,148     26.2%
        Maintenance and support revenue            26,881     38.4%        25,317     28.7%
                                               ---------------------   ---------------------

            Total revenue                         $70,030    100.0%       $88,255    100.0%
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

     Maintenance and support revenue increased 6.2% in the current fiscal nine month period from the prior fiscal nine month period. Maintenance and support contracts and the related revenue from these contracts have been stable in fiscal 2002, after significant growth in the several years preceding the last year, despite the sluggish license fees revenue during this period.

     Cost of Revenue. Total cost of revenue as a percentage of total revenue decreased to 48.3% for the current fiscal nine month period from 52.2% for the prior fiscal nine month period.

     Cost of license fees revenue decreased $3.7 million, or 22.3%, to $12.8 million in the current fiscal nine month period from $16.5 million in the prior fiscal nine month period and as a percentage of license fees revenue, increased to 48.9% in the current fiscal nine month period from 41.4% in the prior fiscal nine month period. The percentage increase is primarily attributable to the same factors as discussed above for the current fiscal quarter.

     Cost of service, maintenance and support revenue decreased $8.6 million, or 29.1%, to $21.0 million in the current fiscal nine month period from $29.6 million in the prior fiscal nine month period and as a percentage of service, maintenance and support revenue, decreased to 47.9% in the current fiscal nine month period from 61.1% in the prior fiscal nine month period. The decrease is attributable to the higher percentage of maintenance and support revenues relative to services revenues in the current fiscal nine month period and the other factors discussed above for the current fiscal quarter.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $15.8 million, or 32.4%, to $32.9 million in the current fiscal nine month period from $42.6 million in the prior fiscal nine month period. Such expenses as a percentage of total revenue decreased to 46.9% in the current fiscal nine month period from 55.1% in the prior fiscal nine month period. The decrease in costs is attributable to the Company's restructuring efforts undertaken over the last twelve months.

     Research and Development. Total research and development expenses, including amounts capitalized, decreased $4.4 million or 30.2%, to $10.2 million for the current fiscal nine month period from $14.7 million for the prior fiscal nine month period and decreased as a percentage of total revenues to 14.6% in the current fiscal nine month period from 16.6% in the prior fiscal nine month period. The decrease was primarily attributable to spending in the prior fiscal year on products and other development efforts that were discontinued as part of the Company's restructuring efforts in April 2001 and, to a lesser extent, to a reduction in headcount from the Company's restructuring efforts. Although total spending on research and development has declined in the current fiscal year, the Company is continuing to spend a substantial amount on the development of its expanded product offerings and product capabilities and development of future releases of the Company's ERP software. The Company believes that these investments are critical to the success and market acceptance of its new product offerings and total suite of integrated collaborative business systems.

     The Company capitalized research and development costs of $5.2 million during the current fiscal nine month period and $3.7 million during the prior fiscal nine month period.

     Restructuring and Other Charges. The restructuring programs undertaken by the Company in July 2000 and March 2001 and their related costs are discussed above (see Note 3).

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

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, the Company had cash and cash equivalents of $3.9 million and working capital of $3.2 million. During the current fiscal year, the Company had net cash provided by operating activities of $2.5 million, including cash expenditures for restructuring as described in Note 3 to Consolidated Financial Statements in Item 1 above. The Company purchased $0.3 million of property and equipment and used $5.2 million in relation to capitalized software. Net cash provided by financing activities for the current fiscal year was $5.6 million. Gross borrowings on Term Note A (see below) were $13.9 million at March 31, 2002. Gross borrowings on the revolving credit facility were $0.8 million as of March 31, 2002.

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

     As of March 31, 2002, the Company was not in compliance with certain financial covenants under the Credit Facility as a result of its reported losses for the three months ended March 31, 2002. The noncompliance does not relate to any payment due under the Credit Facility. On May 13, 2002, effective as of March 31, the Company and Foothill amended the Credit Facility to waive the conditions of noncompliance and to reset the related financial covenants as of March 31, 2002 and for the remainder of the Company's fiscal year.

\
     On March 7, 2002, the Company executed an agreement pursuant to which holders of its Series A Convertible Participating Preferred Stock and certain members of the Company's Board, including the Company's founder, agreed to provide $5.0 million to the Company for working capital needs in exchange for convertible notes (the "Convertible Notes") with a term expiring May 2004. The Convertible Notes, upon issuance, will be entitled to convert into the Company's common stock based on a conversion price equal to 80% of the market value of the Company's common stock at the time of closing. The Convertible Notes will be subordinated to Foothill and will bear interest at 10%. Also under the terms of the agreement, $1.5 million in the form of "Initial Notes" was provided to the Company on March 7, 2002. These Initial Notes are due May 2004 or, at the option of the holders August 31, 2002 if the convertible note offering is not completed. The Company issued 600,000 warrants to the holders of the Initial Notes with an exercise price of $0.01 per share. Also relating to the execution of the agreement, the Company and the holders of Series A Preferred Stock agreed that the conversion price for the Series A Preferred Stock would be immediately reset from $12.00 per share to $6.00 per share and, in exchange, all other anti-dilution rights with respect to the agreement would be waived. The completion of the offer is subject to, among other things, shareholder approval that the Company expects to obtain at a special meeting of shareholders scheduled for June 20, 2002.

     While the Company has had difficulty over the last twelve months meeting operating needs and debt obligations, primarily as a result of economic conditions in the industry and related shortfall in revenues, the Company believes that the additional borrowing availability under the Credit Facility, the infusion of the $1.5 million from the Initial Notes and the completion of the Convertible Note offering upon shareholder approval will be sufficient to meet the Company's debt obligations and operating needs in the coming twelve months. While the Company believes it will obtain shareholder approval for the Convertible Notes, there can be no assurance, however, that the Company will obtain such approval. The Company will be investigating alternative sources of debt or equity in the interim period and expect that, if such shareholder approval is not obtained, other sources to meet its working capital needs will be identified and pursued.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Foreign Exchange. Frontstep's revenues originating outside of North America were 30.7% and 23.4% of total revenue for the current and prior year fiscal quarters, respectively, and 27.8% and 21.8% for the current and prior fiscal nine month periods, respectively. By geographic region, revenues originating in Europe were 18.4% and 13.4% of total revenue for the current and prior year fiscal quarters, respectively, and 16.9% and 11.9% for the current and prior fiscal nine month periods, respectively. Revenues originating in Asia Pacific were 12.3% and 9.9% of total revenue for both the current and prior year fiscal quarters, respectively, and 10.9% and 9.9% for the current and prior fiscal nine month periods, respectively. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     (a) As of March 31, 2002, the Company was not in compliance with certain covenants under the Credit Facility, particularly covenants requiring the maintenance of minimum levels of net worth and cumulative EBITDA, as a result of its reported losses. The noncompliance does not relate to any payment due under the Credit Facility. Foothill has waived this noncompliance for the period ended March 31, 2002.

          On May 13, 2002, the Company and Foothill have amended the Credit Facility to waive the conditions of noncompliance as of March 31, 2002, to reset the related financial covenants and to adjust certain other provisions of the agreement.

     (b)  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) See Index to Exhibits filed with this Quarterly Report on Form 10-Q following the Signature Page.

     (b)  Reports on Form 8-K.

          The Company filed a current report on Form 8-K on January 10, 2002 indicating under Item 5 (Other Events) that a press release had been issued on January 9, 2002 to announce the registrant's preliminary results for the second quarter of fiscal 2002 ended December 31, 2001. The release was attached thereto as an exhibit for further description of the event.

          The Company filed a current report on Form 8-K, dated March 11, 2002, to report under Item 5 (Other Events) that, on March 7, 2002, the registrant had issued its warrants for an aggregate of 600,000 common shares, with an exercise price of $0.01 per share, and unsecured subordinated notes in the aggregate principal amount of $1.5 million in a private placement to certain of its preferred shareholders, including entities affiliated with Morgan Stanley Dean Witter & Co. and Fallen Angel Equity Fund, and two directors of the Company, Lawrence J. Fox and James A. Rutherford. The transaction is part of an agreement by such investors to provide a total of $5 million of funding to the Company, provided certain closing conditions are met with regard to the remaining $3.5 million investment. The transaction was publicly announced on February 14, 2002 in a press release issued by the Company, a copy of which was included as an exhibit to this filing.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FRONTSTEP, INC.



Dated:  September 28, 2002                By:   /s/ Daniel P. Buettin
        ------------------                    ----------------------------------
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

4(d)                    Amended and Restated Investor Rights            Incorporated herein by reference to
                        Agreement, dated as of March 7, 2002,           Exhibit 4(c) to the Company's Quarterly
                        among the Company and the Investors             Report on Form 10-Q for the fiscal quarter
                        identified therein                              ended March 31, 2000 (File No. 0-19024)

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

99(a)                   Certifications of Chief Executive Officer       Filed herein
                        and Chief Financial Officer pursuant to
                        Title 18, United States Code, Section
                        1350, as adopted pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002


