Form 10-K
period 2002-06-30
FRONTSTEP INC
filed 2002-10-01
CIK 872443

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



                 FOR THE FISCAL YEAR ENDED JUNE 30, 2002



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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant's common stock in the Nasdaq National Market on September 10, 2002, was approximately $22,704,654. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of September 10, 2002, 7,568,218 shares of the issuer's common stock, without par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FRONTSTEP, INC. AND SUBSIDIARIES
                  FISCAL YEAR 2002 FORM 10-K AND ANNUAL REPORT

                                     INDEX

                                                                         PAGE
                                                                         ----
                                     PART I
Item 1.   Business....................................................     3
Item 2.   Properties..................................................    11
Item 3.   Legal Proceedings...........................................    11
Item 4.   Submission of Matters to a Vote of Securities Holders.......    11

                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    12
Item 6.   Selected Financial Data.....................................    14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    15
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................    28
Item 8.   Financial Statements and Supplementary Data.................    29
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    55

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........    55
Item 11.  Executive Compensation......................................    57
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................    63
Item 13.  Certain Relationships and Related Transactions..............    66

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    67

                             ---------------------

                           FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current beliefs, plans, objectives and expectations of the Company's management. The words "expect," "anticipate," "intend," "plan," "believe," "estimate," "would" and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include but are not limited to those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors That May Affect Future Results and Market Price of Stock". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q to be filed in the coming year.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Frontstep, Inc. is a leading global provider of software and services for midsize discrete, to-order manufacturers and business units of larger companies. For more than 23 years, Frontstep has helped manufacturers create and implement business solutions -- including extended enterprise resource management, customer relationship management, and supply chain management -- that simplify and streamline business processes and operations. Through these innovative and practical solutions, manufacturers can respond better and faster to customers' demands for quality products and services.

     Our innovative and practical solutions are designed specifically for meeting the unique needs of manufacturers of complex, custom products in to-order, job shop and mixed-mode environments. Our software solutions span the business of manufacturing and provide our customers a comprehensive suite of integrated software and services that (1) support the enterprise resource planning ("ERP") and traditional back-office management needs of an extended enterprise; (2) support customer relationship management ("CRM"); and (3) support an enterprise's supply chain management ("SCM") activities. The software products associated with each of these solutions provide a customer with a comprehensive business system that is typically their primary business system.

     Over the last three years, we have advanced the architecture of our products and have chosen Microsoft as our primary technology platform for the continued delivery of our software applications. Our CustomerSynchronized Solutions, built on Microsoft enterprise servers, languages and development tools, represent a fundamental technology shift that takes advantage of the vision and capabilities of Microsoft.NET. By providing a complete business solution on a single technology platform, Frontstep is able to offer a practical combination of industry-standard technologies designed specifically to work well together. Eliminating the need for disparate technology integration increases efficiency and value, making our solutions more attractive to cost-conscious manufacturers in today's lean economy. Frontstep will continue to support the current Progress-based versions of SyteLine.

     Frontstep develops, markets and supports the following products:

          Extended ERP. Manufacturers are spending more time improving operations and processes to compete in this economy. Frontstep's comprehensive Extended ERP offering, SyteLine, is designed to enable manufacturing companies to continue improving internal operations while extending the reach of the enterprise beyond the four walls.

          The SyteLine software suite provides the means for forward-thinking to-order manufacturers to connect sales, marketing, manufacturing, financials and service. SyteLine also helps companies connect manufacturing operations and core business processes with suppliers and customers.

          The SyteLine suite goes beyond standard ERP functionality by providing them with the means for competing effectively through enterprise-wide customer visibility and dynamic personalization. SyteLine is the platform for establishing and maintaining a strong business and technical foundation for manufacturing.

          Customer Relationship Management. Manufacturers are seeking to increase customer loyalty and retention, increase productivity and grow sales revenue. At the same time, with the wealth of information available to customers, expectations are on the rise.

          Frontstep's customer relationship management solutions provide a single interface point for customers, employees, suppliers and partners to view and execute activity with orders and customers. Frontstep's applications tightly integrate order management and back-office execution capabilities.

          Frontstep's customer relationship management solutions provide seamless integration of every business process that touches the customer.

          Supply Chain Management. Supply chain management requires communication among a variety of trading partners. Frontstep's supply chain management applications provide real-time, Internet-based synchronization of manufacturing, distribution and external supply to customer demand. Based on the Microsoft infrastructure for successful business-to-business commerce, Frontstep's supply chain management integrates a company's front-office order entry and customer service operations with its back-office execution systems to assure that promises made are promises kept.

          Frontstep's supply chain management applications streamline the planning process by providing real-time order promising, dynamic synchronization, real-time intelligent messaging and analysis in both single-site and multisite, multi-ERP environments.

          Services and Support. Frontstep offers a full portfolio of professional services to help manufacturers achieve a rapid, ongoing return on their business system investment. With more than 23 years experience helping manufacturers, the Frontstep services team can help improve operations over the life of the partnership with Frontstep. Frontstep also provides a full range of education, support, and application hosting services to help operate business systems efficiently, at a low cost, and with high reliability.

     Our reputation for successful installations and implementations of these CustomerSynchronized Solutions is a function of our discipline and product capabilities and distinguishes the Company from its competition. Our solutions are rapidly deployable, scalable, flexible and reliable resulting in a comparatively low total cost of ownership and rapid return on investment. This is especially true of our newer product offerings, which are based on Microsoft technology to further enhance the ease of maintenance and long-term value. We believe that our approach to solving customers' business system issues results in increased efficiencies, reduced total costs of ownership and enhanced customer relations. More specifically:

          Increased efficiencies. In today's fast-paced, competitive environment, increased intra-enterprise business process efficiency is more critical to manufacturers than ever before. Frontstep's customers typically manufacture customer products order-by-order, often in small quantities. Increasing the efficiency and transparency of every step, from order entry to shipment and service, translates into valuable competitive benefit. Frontstep's software allows manufacturers to automate business processes, thereby building customer value by enabling and optimizing enterprise and intra-enterprise collaborative operational and financial processes, gaining greater efficiency at every stage.

          Reduced total cost of ownership. The Company's solutions are designed to minimize the total cost of implementing, operating and maintaining enterprise systems and to maximize operating efficiency, thereby providing tangible return on investments made by the customer. Our software runs on standard hardware platforms, providing users with the flexibility to leverage existing technology systems and to optimize system configurations. The modular design of the Company's software allows manufacturers to implement systems quickly and easily and provides the flexibility to add additional functionality or change business process models as customer needs and business requirements change. Our newer products utilize a unified architecture that is open, integrated, and leverages Microsoft SQL Server 2000, Web services, and more.

          Enhanced customer relationships. The Company's extended ERP, CRM and SCM solutions integrate customer requirements with sales, marketing, engineering, manufacturing and customer service information, in order to achieve more accurate planning and scheduling decisions, rapid response times, better on-time deliveries, improved order fulfillment, improved field service delivery and overall customer satisfaction. This customer-centric focus satisfies manufacturers' needs by unifying and synchronizing valued-customer touch points. It promotes knowledge accessibility so manufacturers can efficiently respond and deliver on time -- every time, thereby creating customer value by elevating the quality of knowledge.

     As a result of these factors, which we believe set us apart from our competition, Frontstep has been one of the leading providers of software and services in the enterprise software industry for more than 23 years, particularly with midsize discrete, to-order manufacturing companies. We provide our customers with the software solutions we have developed, professional consulting services associated with the implementation of our products and related training for customer personnel. We have more than 4,400 customer sites and a worldwide network of 26 offices in 16 countries. Our offices are equipped to provide our services, support our products and, in several countries around the world, translate our products into other languages. The Company's principal executive offices are located at 2800 Corporate Exchange Drive, Columbus, Ohio 43231, and its telephone number is
(614) 523-7000.

THE ENTERPRISE APPLICATIONS SOFTWARE INDUSTRY

     We are in the enterprise applications software industry. This industry is large and has many companies that provide various types of software to meet general or specific business needs. Frontstep develops and markets products that solve business system issues for the manufacturing industry, specifically for midsize companies or divisions of larger companies. The enterprise application software industry has experienced tremendous change during 2001 and 2002 as software providers were impacted by difficult economic conditions. Software companies focused on generating revenues from their current customers and serving the market with improved return on investment and lower total cost of ownership.

     The enterprise applications market has been characterized historically as enterprise resource planning. Enterprise resource planning has generally been available since the early 1990's when corporate reengineering began and primarily supports the control and management of operations of a manufacturing enterprise. It has its roots with material requirements planning software and inventory control software that were utilized in the 1980's as a means of managing inventories and production schedules. More recently, our industry has been described as "Collaborative Commerce" by industry analysts, to more accurately reflect a changing business systems model for manufacturing companies to a more Internet-centric model. In recent years, many software providers have focused in recent years on system integration, security and development of Web-based solutions to meet the requirements of an Internet-driven marketplace.

     Our customers do business in an extremely competitive manufacturing environment. Changing technologies and the prospects for growth of collaboration via the Internet have dramatically altered the manner in which these customers do business or will do business in the future. These changes are also impacting business systems requirements to support these new ways of doing business. We believe that maximizing manufacturing efficiency and productivity, managing customer relationships, managing distribution channels, improving supplier relationships and improving performance of supply chains are essential requirements for the economy of the 21st century as companies seek to increase global reach, innovation, productivity and profitability.

     Given the difficult economic climate of the last few years and intense competitive factors affecting our customers and potential customers, we believe that mid-market companies are rethinking their business models and changing the way they do business to remain competitive. As they change, business systems requirements will include an enterprise management software solution that integrates front-office capabilities, customer relationship management and supply chain management, with more traditional ERP applications. We also believe that, in the mid-market, the solution must be rapidly deployable, scalable and flexible, resulting in a comparatively low total cost of ownership and rapid return on investment. Since 1998, the Company has been investing in the development of such software products and capabilities and the open architecture required to effectively solve these new challenges for our customers.

     According to AMR Research, a software market analysis firm, the worldwide marketplace for enterprise software will grow from approximately $37 billion in calendar year 2001 to more than $70 billion in calendar year 2006. For each of the major product markets, the projected annual growth rates are estimated to be approximately as follows:

                                                  WORLDWIDE       WORLDWIDE
SOFTWARE MARKET                                 REVENUES 2001   REVENUES 2006   GROWTH RATE
---------------                                 -------------   -------------   -----------
                                                        (IN BILLIONS)
Supply chain and product life-cycle
  management..................................      $5.6            $13.6           20%
Customer relationship management..............      11.0             26.0           19%
Enterprise resource planning..................      20.0             31.0            9%

STRATEGY

     Our objective is to become the leading provider of enterprise business software solutions for discrete, to-order manufacturing companies concentrated primarily in the mid-market, including subsidiaries and divisions of larger companies on a single platform: Microsoft. Our customer focus includes both single-site and multi-site manufacturers, including those with facilities around the world. Our product focus centers on extended ERP as the enterprise platform, together with fully integrated CRM and SCM solutions to meet all of an enterprise's primary business system requirements. The key components of our strategy include:

          Deliver a comprehensive, high value solution. We believe that we have the most complete software suite available to discrete, to-order manufacturing companies. The SyteLine brand is a well-known ERP software solution, and we have invested heavily over the last several years in delivering a new version of SyteLine on a 100% Microsoft-based platform and enhancing its base capabilities. Our efforts have also included the integration of complementary software applications to broaden the scope and flexibility of our offerings. We believe companies in our target vertical markets typically have limited economic and staff resources and prefer a single vendor to provide their end-to-end business system. As a result, we believe we can compete with larger, better-capitalized competitors on both the price and functionality of our offerings.

          Embrace a single technology platform for growing market share. We are committed to delivering a simple, but powerful, technology solution to better manage and leverage our costs of development and maintenance and to simplify our customers' information technology environment. We have chosen Microsoft as our primary technology platform for the continued delivery of all software applications. This standard technology, used by many of the Company's customers in other areas of their business, allows customers to leverage their existing technology investments and capabilities. While currently deployed versions of our ERP software use the Progress Software Corporation database and tools, the new version of SyteLine will advance, standardize and simplify our customers' technology platform as the marketplace increasingly adopts the Microsoft database and architecture. We intend to continue leveraging our strategic relationship with Microsoft to provide complementary solutions to its business applications.

          Provide outstanding services and support. We are committed to serving our customers beyond the sale of our products with excellence in professional services and support. The Company's worldwide services organization, which employs approximately 175 consultants and managers, uses a tailored, consultative approach and structured implementation methodology. Services include account management, consulting, project management, implementation, education, technical consulting, programming and system integration services, and ongoing maintenance and support. Our methodology and capabilities allow customers to rapidly and efficiently install and maximize the benefits of the Company's software products. The Company considers its ability to implement its software solution rapidly to more quickly provide business value a key competitive factor.

          Build on our leadership position in key vertical sectors. We believe that we are a leading provider of enterprise system solutions, which are broad and deep, to specific business environments. Our solutions fit single- or multi-site manufacturing companies in specific key verticals including: industrial equipment, fabricated metals, electrical equipment and electronics, furniture and fixtures, specialty vehicles and automotive, and aerospace. These companies employ discrete, to-order manufacturing styles such as engineer-to-order, make-to-order, and mixed mode/hybrid. They are demand pull-driven and need to compress lead times to better manage a complex product ordering and sales process. They need solutions that easily integrate with and complement parent-company systems like SAP or Oracle. We intend to leverage our experience and customer base to enhance our leadership position in the discrete, to-order manufacturing market.

          Leverage our global alliance of partners. We continue to nurture and grow our alliances with strategic technology partners to expand the breadth of our product capabilities, to expand our ability to market and sell our products, and to support our customers after the product sale. Microsoft, Cognos, Lexign and Crystal Decisions are notable alliances we have undertaken to date. We also retain an exceptional network of preferred business partners around the world that provide sales, consulting and technical services to expand our ability to serve our customers. We believe these alliances bring the best of many disciplines to our customers while allowing us to maintain control over our costs of doing business. We intend to continue to pursue additional important alliances with industry-leading companies that will further enhance the Company's offerings and capabilities.

          Gain international market share and awareness. We have been serving the mid-market for 23 years and have more than 4,400 customer sites around the world. We service and support these customers from our worldwide network of 26 offices in 16 countries. Given this substantial and loyal customer base, we intend to leverage our comprehensive, integrated suite to further enhance add-on sales. In addition, we intend to enhance our leadership position by leveraging our new SyteLine version as a replacement for less-modern ERP software to grow market share within the 25,000 manufacturing locations using legacy or unsupported ERP software versions.

          Advance our innovative and practical solutions. Collaborative business is absolutely essential to improving manufacturers' productivity and competitive position. Because of the importance of technology return on investment, ERP solutions must address the extended enterprise and collaboration. We are committed to leveraging enabling technologies, like Web services, to deliver services capabilities as manufacturers are looking to extend their enterprises to collaborate with customers and partners outside their four walls.

          Advance our products rapidly. We have rapidly advanced our products and capabilities as technologies and business systems requirements have dramatically changed over the last few years. Since fiscal 1998, we have heavily invested in both the acquisition and development of our products and product capabilities. Approximately $60 million has been invested in acquired and developed software along with research and development expenditures. We are committed to ensuring that the Company's products are technologically advanced and best-of-class in the mid-market.

PRODUCTS

     The software solutions we provide to our customers include a comprehensive suite of integrated software and services that (1) support the traditional back-office management and resources of an enterprise through Extended ERP, (2) support customer relationship management and other front-office business activities and (3) support an enterprise's supply chain management activities. The software products associated with each of these solutions are comprised of the following:

          Extended ERP. SyteLine is the Company's hallmark Enterprise Resource Planning product for midsize discrete manufacturing companies that provides a comprehensive operations and financial business process solution to an enterprise. SyteLine's functionality includes support for customer service, order processing, inventory control and purchasing, manufacturing production management, production planning and scheduling, cost management, project control, accounting functions and financial administration. With the release of SyteLine 7 in September 2002, the Company will offer this product for use on the Microsoft platform. For many years, this product has been offered for use on the Progress platform.

          Additional Extended ERP products include:

        - SyteLine Configuration -- product configuration for sales order and manufacturing

        - SyteLine Advanced Planning and Scheduling (APS) -- real-time inventory and capacity planning

        - SyteLine Business Intelligence -- data analysis and charting

        - SyteLine Workflow Automation -- business process definition and execution

        - SyteLine Data Collection -- labor and materials data management

        - SyteLine EDI -- integrate SyteLine with industry-leading EDI translators

        - SyteLine Advanced Forms -- design and deployment of custom laser printed forms

        - SyteLine Business Process Management -- enterprise business process modeling

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

          CRM. Frontstep CRM is a single interface point for employees, sales representatives and channel partners to view and execute marketing and sales activity pertaining to prospects and customer orders. CRM solutions improve customer service, lower costs and drive increased revenues. Frontstep CRM provides a sales force automation solution, contact and customer management, marketing, customer service and order management tools integrated with SyteLine and architected for integration with other ERP systems.

          Additional customer relationship management products include:

          - Frontstep Customer Center -- Web-based customer self-service solution

          - Frontstep Configuration -- Web-based product and sales order configuration

          - Frontstep Advanced Pricer -- Web-based pricing for complex orders

          SCM. Frontstep's SCM solutions provide the fastest way for companies to align supply with demand, provide real-time order promise dates to customers and ensure on-time delivery. Our solution provides the capability to improve customer service by synchronizing inventory and capacity with customer orders. This solution lowers operational costs and improves on-time deliveries by automating inventory sourcing and manufacturing planning activities through real-time synchronization of demand and supply across multi-site operations and suppliers.

          Our Supply Chain products include:

          - Frontstep Intelligent Sourcer -- starting point when accessing sourcing rules and promising engines to balance supply and demand between multiple sites or suppliers

          - Frontstep Point Promiser -- promising engine for
            Available-to-Promise (ATP) collaboration that balances inventory availability with demand requirements

          - Frontstep Capacity Promiser -- promising engine for
            Capable-to-Promise (CTP) collaboration that balances selected materials and rate based capacity with demand requirements

          - Frontstep Advanced Planning and Scheduling (APS) -- advanced planning and scheduling for all materials and capacities across multiple sites or through multiple levels of the supply chain

          Frontstep Knowledge Zone. Frontstep Knowledge Zone is our subscription-based, on-line education service. Users can access education for Frontstep solutions anytime and anywhere they have Internet access. It is a convenient, low cost alternative to hardcopy training manuals and selected classroom education.

SERVICES AND SUPPORT

     We maintain a worldwide professional services organization of over 175 employees and a network of more than 40 business partners and strategic alliances which offer to our customers a full range of services to support installation and ongoing operations and to maximize the benefits of our software products. These services include, but are not limited to, project management, implementation support, product education, technical consulting, programming and system integration services and ongoing maintenance and product support. We employ our own structured services methodology to manage and support customer implementation.

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

SALES AND DISTRIBUTION

     We currently license our software to customers primarily based on a license fee for each concurrent session or concurrent execution of its software products. We receive additional license fees whenever a customer increases the number of concurrent sessions, usually as a result of the growth of the customer's business or expansion to other sites. Sales opportunities are generated through a combination of in-house telemarketing, our web site, leads from consulting partners, advertising, trade shows and direct contacts by sales representatives. Our product offerings are sold to customers through two primary channels:

          Direct sales. This sales channel is comprised of direct sales representatives selling to manufacturers and focuses on selling the total business system under the Frontstep brand name. This channel targets the Company's traditional midsize manufacturing markets. We presently have approximately 40 direct sales representatives located around the world.

          Business partners. This sales channel is comprised of approximately 40 third-party business partner firms that resell the Company's entire suite of products. These partners include sales and consulting firms and application service providers that specialize in the Company's products.

     We derive our revenues and service our customers in 16 countries around the world. We derived approximately 28%, 22% and 20% of our fiscal 2002, 2001 and 2000 revenues, respectively, from sales outside of North America. The distribution of total revenue, operating income and identifiable assets attributable to each of our geographic market areas for fiscal years 2002, 2001 and 2000 were as follows (in thousands):

                                                     NORTH AMERICA   EUROPE    ASIA/PACIFIC
                                                     -------------   -------   ------------
FISCAL 2002
Total Revenue......................................    $ 66,425      $16,036     $10,125
Operating Income (loss)............................      (2,535)         928        (389)
Long-lived assets..................................       4,301          397         332
FISCAL 2001
Total Revenue......................................    $ 91,508      $14,736     $10,832
Operating Income (loss)............................     (25,190)        (189)     (2,238)
Long-lived assets..................................       6,822          312         512
FISCAL 2000
Total Revenue......................................    $103,065      $13,941     $11,902
Operating Income (loss)............................      (5,737)      (3,904)     (1,155)
Long-lived assets..................................       7,135          383         468

PRODUCT DEVELOPMENT

     We devote a significant percentage of our resources to identifying the needs of our customers and prospects in developing new features and enhancements to existing products and designing and developing new products. We perform the majority of our development activities with our own professional development and product organization of more than 160 professionals located at the Company's headquarters facility in Columbus, Ohio, as well as Indiana, Arizona and Minnesota. In addition, we subcontract certain of our development efforts to development partners located in Asia and elsewhere overseas.

     Our practice is to release updates and major enhancements on a regular basis since the market for our products is characterized by changes in customer requirements, rapid technological change, and evolving industry standards in computer hardware and software technology.

     We are committed to product and technological excellence and to meeting the changing needs of our customers. As a result, we commit a substantial portion of our revenues to research and development and to building new products, which are typically capitalized as developed. Total research and product development costs, including amounts capitalized, were $13.7 million, $18.4 million, and $22.7 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. Additions to capitalized software were $7.6 million, $5.1 million, and $7.0 million for the same respective periods and were capitalized in accordance with applicable accounting standards.

COMPETITION

     The market for enterprise solutions is intensely competitive, rapidly changing and highly fragmented. This market has become even more fragmented after the rise and fall of many companies during the "dot-com" era and now with new technology changes and standards. This market is also affected by new product offerings, mergers and acquisitions and other market activities. We have a large number of competitors that vary in size, computing environments and overall product scope. Within our market, our primary competition comes from independent software vendors in three distinct groups: (1) traditional enterprise software developers, including J.D. Edwards & Co., QAD, Inc., Lilly Software Associates, IFS and Epicor Software Corporation; (2) large software developers, like SAP, PeopleSoft and Oracle, moving into the mid-market; and (3) specialized software developers focusing on CRM and supply chain management.

     A number of companies offer products that are similar to our products that are directed at the market for enterprise software and compete against us on a regular basis. Many of the these competitors have more established and larger marketing and sales organizations, significantly greater financial, technical and other resources and a larger installed base of customers than the Company. We believe that we compete favorably against our competition in the following areas, which we consider to be the most important considerations for potential customers:

        - knowledge of and experience with midsize businesses

        - focus on discrete-to-order manufacturing vertical markets

        - breadth and depth of our comprehensive enterprise application solutions (ERP, CRM, SCM) for our target markets

        - collaboration and workflow automation across the enterprise and outside the enterprise with customers and suppliers

        - rapid implementation

        - single industry-standard technology: Microsoft

        - competitive pricing

        - corporate reputation based on more than 23 years of experience

        - size of installed user base

PROPRIETARY TECHNOLOGY

     Our ability to compete is dependent in part upon our internally developed, proprietary intellectual property. We regard our products as proprietary trade secrets and confidential information. We rely upon our license agreements with customers, distribution agreements with distributors and our own security systems, confidentiality procedures and employee agreements to maintain the trade secrecy of our products. For all of our significant products, we have registered with appropriate Federal agencies for protection of our programs, documentation and other written materials under copyright and trademark laws. See also "Item 7. Factors That

May Affect Future Results and Market Price of Stock -- Our success is dependent in part upon our proprietary technology and other intellectual property."

EMPLOYEES

     As of June 30, 2002, we employed 574 persons of which 197 were employed in international operations outside of North America. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe that our employee relations are good.

ITEM 2.  PROPERTIES

     Our corporate headquarters and principal administrative, product development, and sales and marketing operations are located in approximately 70,000 square feet of leased office and storage space in Columbus, Ohio. The lease agreement commenced July 1, 2002 and will expire on June 30, 2004. The lease agreement provides for an annual base rent and operating expenses of approximately $984,000. Additionally, we have 25 leased sales and support offices throughout the United States and elsewhere.

ITEM 3.  LEGAL PROCEEDINGS

     We are subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these legal matters will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     (a) The Company held a special meeting of the shareholders on June 20, 2002 (the "Meeting").

     (b) Not applicable.

     (c) The only matters voted on at the Meeting were (i) a proposal to approve the issuance of the Convertible Notes (as defined below), the issuance of common shares upon conversion of the Initial Notes (as defined below) and the issuance of that portion of the Warrants issued to Lawrence J. Fox and James A. Rutherford pursuant to the Securities Purchase Agreement dated March 7, 2002 between the Company and the investors named therein (the "Convertible Note proposal") and (ii) a proposal to approve the Amended and Restated Frontstep, Inc. Stock Option Plan for Outside Directors (the "Director Stock Option Plan proposal").

     The manner in which the votes were cast with respect to the Convertible Note proposal was as follows:

SHARES VOTED  SHARES VOTED                BROKER
   "FOR"       "AGAINST"    ABSTENTIONS  NON-VOTES
------------  ------------  -----------  ---------
 3,989,816      482,766       15,339       None

     The manner in which the votes were cast with respect to the Director Stock Option Plan proposal was as follows:

SHARES VOTED  SHARES VOTED                BROKER
   "FOR"       "AGAINST"    ABSTENTIONS  NON-VOTES
------------  ------------  -----------  ---------
 7,341,320      302,621       15,730       None

     (d) Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common shares are traded in the over-the-counter market and are quoted on the Nasdaq National Market ("NASDAQ") under the symbol "FSTP". As of September 20, 2002, we had approximately 212 shareholders of record. The following table sets forth, for the periods indicated, the range of high and low sale prices for Frontstep's common shares as reported by NASDAQ:

                                                               PRICE RANGE
                                                              --------------
                                                               HIGH     LOW
                                                              ------   -----
FISCAL 2002
  First Quarter.............................................  $ 4.24   $2.84
  Second Quarter............................................    5.25    2.85
  Third Quarter.............................................    5.50    2.00
  Fourth Quarter............................................    3.47    2.68

FISCAL 2001
  First Quarter.............................................  $10.00   $5.31
  Second Quarter............................................    6.88    2.63
  Third Quarter.............................................    7.13    3.13
  Fourth Quarter............................................    3.90    1.89

     We have never paid cash dividends on our shares. We expect that all future earnings will be retained to finance our operations and for the growth and development of our business. Accordingly, we do not currently anticipate paying cash dividends on our shares in the foreseeable future. The payment of any future dividends will be subject to the discretion of the Board of Directors of Frontstep and will depend on our results of operations, financial position and capital requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal restrictions on the payment of dividends and other factors the Board of Directors deems relevant. In addition, holders of Frontstep's outstanding preferred shares may be entitled to receive dividends on the preferred shares prior to the payment of dividends on the common shares, in certain cases, under our Amended Articles of Incorporation.

SALE OF UNREGISTERED SECURITIES

     On March 7, 2002, we issued 600,000 warrants with an exercise price of $0.01 per share and 10% subordinated notes in the aggregate principal amount of $1.5 million (the "Initial Notes") in a private placement to certain of our preferred shareholders, including Fallen Angel Equity Fund and entities affiliated with Morgan Stanley, and two other shareholders and directors of the Company, Lawrence J. Fox and James A. Rutherford (collectively, the "Investors"), pursuant to a Securities Purchase Agreement dated March 7, 2002 (the "Original Agreement"). The March transaction was part of an agreement by the Investors, subject to certain conditions, to provide a total of $5 million of funding to the Company. The warrants were issued in reliance upon an exemption from registration under Section 4(2) of the Act and Rule 506 promulgated by the Securities and Exchange Commission (the "Commission") under the Act. Under the Original Agreement, we agreed to issue and sell to the Investors, subject to certain conditions, including the approval of the Company's shareholders, in the aggregate an additional $3.5 million principal amount of 10% subordinated convertible notes due May 10, 2004 (the "Convertible Notes"). On June 20, 2002, shareholders of the Company approved the issuance of the Convertible Notes, the issuance of common shares upon conversion of the Initial Notes and the issuance of that portion of the warrants issued in March 2002 to Mr. Fox and Mr. Rutherford. On July 9, 2002, we entered into Amendment Number One to the Original Agreement (the "Amendment") with the Investors and completed the closing of the Convertible Notes transaction. The closing constituted the "Convertible Closing" as such term is defined in the Original Agreement and, therefore, as a result of the closing, the Initial Notes became convertible into common shares of the Company, at the election of the holders, at a conversion price of $2.4876 per share at any time after July 9, 2002. In addition, the Amendment permitted us to issue up to $3.5 million in principal amount of additional Convertible Notes to the Investors. By August 28, 2002 the remaining amount of Convertible Notes had been issued. Under the agreement with the Investors, we are required to file with the Commission a registration statement covering the resale by the Investors of the common shares issuable to them upon conversion of the Convertible Notes and the Initial Notes and upon exercise of the warrants.

     In July 2001, we entered into a new credit facility arrangement with Foothill Capital Corporation. The credit facility includes a $15 million, three-year term note and a $10 million revolving credit facility. In connection with the new credit facility arrangement with Foothill, we issued to Foothill a warrant to purchase 550,000 common shares at an initial exercise price of $3.36 per share, which was the average of the closing bid price for our common shares for the 10 trading days immediately preceding the closing date for the new credit facility. The exercise price of the warrant and the number of common shares issuable upon exercise of the warrant are subject to adjustments from time to time under the anti-dilution provision contained in the warrant. The warrant expires in July 2006 and is exercisable at any time prior to its expiration. The warrant was amended and restated in November 2001 to clarify certain provisions relating to adjustments under the terms of the warrant upon the occurrence of certain events. The warrant (as originally issued and as amended and restated warrant) was issued in reliance upon an exemption from registration under Section 4(2) of the Act and Rule 506 promulgated by the Commission under the Act. As required by our agreement with Foothill, we filed with the Commission on October 11, 2001 a preliminary registration statement on Form S-3 covering the resale by Foothill of the shares issuable upon exercise of the warrant. The registration statement has not been declared effective by the Commission.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of and for the years ended June 30, 1998 through 2002 have been derived from the Consolidated Financial Statements of Frontstep. The selected consolidated financial data below should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K (in thousands, except per share data).

                                                   YEAR ENDED JUNE 30,
                                    --------------------------------------------------
                                     2002       2001       2000       1999      1998
                                    -------   --------   --------   --------   -------
STATEMENT OF OPERATION DATA:
Total revenue.....................  $92,586   $117,076   $128,908   $129,072   $97,597
Cost of revenue...................   44,702     58,826     61,856     52,025    35,701
                                    -------   --------   --------   --------   -------
Gross margin......................   47,884     58,250     67,052     77,047    61,896
Operating expenses:
  Selling, general and
     administrative...............   41,921     62,847     57,504     56,801    43,995
  Research and development........    6,182     13,332     15,684     10,217     7,901
  Amortization of acquired
     intangibles..................    1,777      3,285      3,593      2,140     1,479
  Restructuring and other
     charges......................       --      6,403      1,067        835     6,503
                                    -------   --------   --------   --------   -------
     Total operating expenses.....   49,880     85,867     77,848     69,993    59,878
                                    -------   --------   --------   --------   -------
Operating income (loss)...........   (1,996)   (27,617)   (10,796)     7,054     2,018
Other (expense) income, net.......   (2,142)      (510)      (966)       151      (178)
                                    -------   --------   --------   --------   -------
(Loss) income before income
  taxes...........................   (4,138)   (28,127)   (11,762)     7,205     1,840
(Benefit from) provision for
  income taxes....................     (693)    (2,063)    (1,557)     3,206     3,196
                                    -------   --------   --------   --------   -------
Net (loss) income.................  $(3,445)  $(26,064)  $(10,205)  $  3,999   $(1,356)
                                    =======   ========   ========   ========   =======
Net (loss) income per common
  share -- diluted................  $ (0.46)  $  (3.46)  $  (1.38)  $   0.55   $ (0.21)
                                    =======   ========   ========   ========   =======
Weighted average shares
  outstanding -- diluted..........    7,568      7,535      7,411      7,264     6,317

BALANCE SHEET DATA:
Working capital...................  $ 2,418   $  2,649   $ 19,348   $ 21,926   $13,575
Total assets......................   73,415     72,593     94,368     90,600    66,382
Total long-term debt and lease
  obligations.....................    8,928      8,742      3,169      5,759     2,305
Total shareholders' equity........   19,618     21,004     36,709     42,401    31,301

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the information set forth under
Item 6 -- Selected Financial Data and the financial statements and the Notes to those statements included elsewhere in this Report on Form 10-K, as well as the following section titled "Factors That May Affect Future Results and Market Price of Stock" herein.

OVERVIEW

     Frontstep, Inc. is a leading global provider of software and services for midsize discrete, to-order manufacturers and business units of larger companies. For more than 23 years, Frontstep has helped manufacturers create and implement business solutions -- including extended ERP, customer relationship management, and supply chain management -- that simplify and streamline business processes and operations. Through these innovative and practical solutions, manufacturers can respond better and faster to customers' demands for quality products and services.

     For the last several years, since the second quarter of fiscal 2000, our industry, and specifically, our Company have experienced (1) dramatic changes in worldwide economic conditions, (2) dramatic changes in our market conditions resulting from a recession in many manufacturing industries and (3) a lessening of information technology spending that is a result of these economic and market conditions. Prior to fiscal 2000, and well before these economic and market changes began to affect our results of operations, we began to enhance our product offerings beyond traditional ERP systems to participate in higher growth market segments. These enhancements include a comprehensive suite of integrated software and services that support (1) the management and resources of an enterprise, (2) customer relationship management and other front office business activities and (3) an enterprise's supply chain management activities. In November 2000, the shareholders of the Company approved a change in the Company's name to Frontstep, Inc. to reflect this transformation in our corporate identity. In July 2002, we achieved the culmination of these efforts with the announcement of SyteLine 7, a new version of our flagship ERP product that fully integrates the Company's efforts in traditional ERP, customer relationship management and supply chain management. Additionally, the release of SyteLine 7 offers our customers a product based on Microsoft SQL Server 2000 technology which supports Microsoft's .NET strategy. We believe our strategic efforts to develop this total business system on an industry-standard technology platform greatly expand our market opportunities, increase our potential for a stronger business partner network and will provide better gross margins in the years ahead.

     However, over the last few years, it has been difficult to manage and predict our revenues due to ever more difficult economic conditions and a lack of demand from manufacturers who have significantly limited their capital spending budgets, especially for information technology investments. This situation has been most severe in North America which has been mired in a recession for nearly two years. We have reacted to these difficult economic and market conditions in several ways. We have accomplished significant reductions in the Company's operating costs and we have completed several financing transactions; each with the intentions of balancing our costs with expected revenues and of ensuring adequate cash to meet our operating needs. In the quarter ended June 30, 2002, we reported operating income in excess of $1.0 million, net income of $487,000 or $0.05 per share and we had positive cash flow of $0.5 million as measured by earnings before interest, taxes, depreciation and amortization ("EBITDA").

     Our expectations for our operating results in the September 2002 fiscal quarter and for the full fiscal year ending June 30, 2003 are conservative. We expect revenues during the September 2002 quarter to be slightly below the revenues reported for the most recent quarter ended June 30, 2002 and only modestly increase in our December 2002 quarter as a result of our SyteLine 7 announcement. We will continue to manage our costs very tightly. As a result, we believe that our operating results and EBITDA will be positive for the fiscal 2003 ending June 30, 2003 despite our expectation for continued difficulty in the economy and a lack of information technology spending in our target manufacturing market. While the economy has, at times, over the last several months, shown signs of improvement; we continue to be concerned about our ability to predict revenues in the near term, due to current economic and market conditions. As a result we may not achieve positive operating results in the current quarter ending September 30, 2002. The Company can provide no assurance that it will achieve these expected financial results for the September 2002 quarter or for the remainder of fiscal 2003.

CRITICAL ACCOUNTING POLICIES

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

     Frontstep's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, intangible assets, restructuring costs, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

          Bad Debts. A considerable amount of judgment is required when determining the allowance for bad debt, including assessing the probability of collection as well as the credit-worthiness of each customer. The Company has recorded bad debt reserves in recent periods due to recent economic conditions especially as they affect the Company's customer base. The Company may determine in future periods that additional charges must be recorded.

          Capitalized Software. The Company capitalizes the cost of developing its software products in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalized software is stated at the lower of cost or net realizable value. The Company's judgment is required when determining the net realizable value of its software and any impairment loss could have a material adverse impact on our financial condition and results of operations.

          Impairment of Intangible Assets. The Company periodically evaluates acquired intangibles for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

          Contingencies and Litigation. The Company is subject to proceedings, lawsuits and other claims related to ongoing business and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. If an adverse judgment or outcome can be predicted, an accrual in the determined amount is recorded on the Company's ledger. An accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. The Company is not involved in any actions that currently require an accrual to be recorded.

ACCOUNTING PRONOUNCEMENTS

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement established a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 in the first quarter of fiscal 2003 and does not expect the adoption of this statement to have a material impact on the Company's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 15, 2002. Management does not expect adoption of this Statement to have a material impact on the Company's consolidated financial statements.

RESULTS OF OPERATIONS

     The fiscal year that ended June 30, 2002 is our "current fiscal year" or "fiscal 2002". The prior year that ended June 30, 2001 is the "prior fiscal year" or "fiscal 2001". The year ended June 30, 2000 is "fiscal 2000".

  FISCAL 2002 COMPARED TO FISCAL 2001

     Revenue. Total revenue decreased $24.5 million, or 20.9%, to $92.6 million in fiscal 2002 from $117.1 million in fiscal 2001. The total revenue mix is shown in the table below (in thousands, except percentage data):

                                                      FISCAL YEARS ENDED JUNE 30,
                                                  ------------------------------------
                                                       2002                 2001
                                                  ---------------     ----------------
License fees revenue............................  $35,372    38.2%    $ 51,309    43.8%
Service revenue.................................   21,787    23.5%      30,921    26.4%
Maintenance and support revenue.................   35,427    38.3%      34,846    29.8%
                                                  -------   -----     --------   -----
          Total revenue.........................  $92,586   100.0%    $117,076   100.0%
                                                  =======   =====     ========   =====

     License fees revenue decreased 31.1% in the current fiscal year from the prior fiscal year. We believe that the decrease in license fees revenue in fiscal 2002 is industry-wide due to the current economic climate that is causing our customers and potential customers to defer their buying decisions related to large capital investments, particularly information technology investments. The Company further believes that our customers in North America have been impacted more dramatically than elsewhere in the world. Our license fees revenues in Europe improved from fiscal 2001 and were comparable to fiscal 2001 license fees revenues in Asia Pacific. We expect that license fees revenues will remain stable or decline slightly in the September 2002 quarter and will not begin to grow again until the current economic climate improves and demand for our products improves as a result.

     Service revenue decreased 29.5% in the current fiscal year from the prior fiscal year. The decrease is primarily the result of the significant decline in license fees revenues in the current fiscal year as compared to such revenues in the prior fiscal year. Service revenues in particular are directly dependent on new license purchases by new and existing customers. We expect that service revenues have stabilized and will remain stable in the September 2002 quarter. We do not expect any growth to occur until license fees revenue improve.

     Maintenance and support revenue increased 1.7% in the current fiscal year from the prior fiscal year. Maintenance and support revenue increased as a percentage of total revenue primarily due to the lower license fees and service revenue. Our maintenance and support revenues have been stable after several years of growth. Stability in maintenance and support revenues in the coming year is dependent upon continued renewals of such maintenance and support by our existing customers. We believe that the release of SyteLine 7 will enhance the value of such arrangements to our customers and that there will be sufficient renewals in the coming year to provide for stable maintenance and support revenues.

     Cost of Revenue. Total cost of revenue as a percentage of total revenue decreased to 48.3% for the current fiscal year from 50.2% for the prior fiscal year.

     Cost of license fees revenue decreased $4.4 million, or 20.2%, to $17.5 million in the current fiscal year from $21.9 million in the prior fiscal year and as a percentage of license fees revenue, increased to 49.4% in the current fiscal year from 42.7% in the prior fiscal year. Fiscal year 2001 includes $1.9 million of capitalized software written off as part of restructuring the business. In the current fiscal year, the increase as a percentage of license fees revenue is primarily attributable to the effects of product mix relative to third-party product royalty arrangements, discounting as a result of weakened demand and lower license fees revenue affecting certain fixed and related costs. Cost of license fees revenue includes certain fixed components including amortization of capitalized software. Amortization of capitalized software has increased in the current fiscal year over the amount of amortization in the prior fiscal year.

     Cost of service, maintenance and support revenue decreased $9.7 million, or 26.3%, to $27.2 million in the current fiscal year from $36.9 million in the prior fiscal year and as a percentage of service, maintenance and support revenue, decreased to 47.6% in the current fiscal year from 56.2% in the prior fiscal year. The decrease in cost is attributable to a decline in service revenue for the reasons discussed above and significant cost reductions as part of the Company's overall restructuring efforts. The percentage decrease is primarily due to greater percentage in the current year of maintenance and support revenues relative to service revenue which have higher margins than service revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $20.9 million, or 33.3%, to $41.9 million in the current fiscal year from $62.8 million in the prior fiscal year. Such expenses as a percentage of total revenue decreased to 45.3% in the current fiscal year from 53.7% in the prior fiscal year. The decrease in costs and as a percentage of total revenue is attributable to the Company's efforts since April 2001 to significantly reduce its operating costs and to a $6.8 million charge to write-off certain accounts receivable which was recorded in the prior fiscal year.

     Research and Development. Total research and development costs, including amounts capitalized, were $13.7 million in the current fiscal year, a decrease of $4.7 million or 25.4% from $18.4 million of such costs in the prior fiscal year. Total research and development costs decreased as a percentage of total revenues to 14.8% in the current fiscal year from 15.7% in the prior fiscal year. Although total research and development spending decreased from the prior fiscal year, we are continuing to spend a substantial portion of total revenues on the development of our expanded product offerings and product capabilities, development of future releases of our ERP software and development of interfaces with third-party software products. We believe that these investments are critical to the success and market acceptance of our new product offerings and total suite of comprehensive business systems.

     We capitalized development costs of $7.6 million during the current fiscal year and $5.1 million during the prior fiscal year. We amortized $6.6 million during the current fiscal year and $5.1 million during the prior fiscal year.

     Restructuring and Other Charges. In April 2001, we announced a broad restructuring plan in order to reduce the Company's workforce, reduce expenses associated with non-essential activities and to improve the Company's ability to be profitable at lower levels of revenue. We reduced our worldwide workforce by approximately 20%, discontinued certain product development and other non-essential activities and closed certain office facilities. In relation to this restructuring plan, we also wrote-off certain accounts receivable and other non-performing assets. We do not believe that the restructuring has had or will have a significant negative impact to our business operations because our personnel and facilities were in excess of needed levels. The significant and positive impact of this restructuring effort on our operating costs is discussed above.

     As a result of the April 2001 restructuring plan, the Company recorded pre-tax restructuring and other charges of $4.2 million during the year ended June 30, 2001. Of these charges, $80,000 was non-cash primarily relating to the write-off of non-performing assets and $4.1 million represented future cash requirements. The Company expended $2.1 million of the cash requirements in fiscal 2001 and $1.2 million in fiscal year 2002, primarily in the first two fiscal quarters. Certain cash requirements will occur in future fiscal periods. See "Note 2 -- Restructuring and Other Charges" in Item 8 in this Annual Report.

     The Company's restructuring plan consisted of the following significant items:

     - Employee separation costs of $2.2 million -- The Company reduced its workforce by approximately 20%, or 162 employees. These costs consist primarily of severance for these employees.

     - Contract termination liabilities of $900,000 -- The Company elected to discontinue its SyteCentre ERP product to focus resources on the Company's primary ERP product, SyteLine. The Company also discontinued its ASP hosting solution and its Internet procurement software due to sluggish demand and unprofitable operations. As a result, the Company reserved $900,000 to cover anticipated contractual obligations and costs associated with customers currently using the discontinued products and services.

     - Facility closure costs of $1.2 million -- The Company recorded approximately $1.2 million of costs associated with closing certain offices in Arizona, California, Canada and Asia. Cancelable lease term costs were based on actual determinable amounts. For those leases with non-cancelable lease terms, the Company assumed that subleases would be obtained after a one-year period.

     In July 2000, the Company announced several structural changes to discontinue certain business operations, write off non-performing assets and to restructure the Company to better focus on its core business strategy. These changes included divesting the Company's FieldPro subsidiary, terminating the operations of its e-Mongoose, Inc. subsidiary, consolidating the Company's product development organizations and restructuring the Company's sales channels. In connection with this announcement, the Company recorded a non-recurring charge of $429,000, pre-tax, in the three months ended June 30, 2000 and an additional non-recurring charge of $2.2 million, pre-tax, in the three months ended September 30, 2000. The aggregate pre-tax charge of $2.6 million included non-cash charges of $429,000 related primarily to the sale of Visual Applications Software, Inc. The remaining $2.2 million was related to the reduction of the Company's headcount. The headcount reduction included approximately 90 employees associated with the operations discussed above and others terminated as part of the restructuring. The costs were for severance payments and were paid during the year ended June 30, 2001. No accruals remain for these costs as of June 30, 2001.

     Benefit from Income Taxes. The benefit from income taxes for the current and prior fiscal years reflects an effective tax rate of 16.7% and 7.3%, respectively. The effective tax rate in the current fiscal year differs from the expected corporate tax rate primarily due to valuation allowances recorded against the deferred tax assets.

  FISCAL 2001 COMPARED TO FISCAL 2000

     Revenue. Total revenue decreased $11.8 million, or 9.2%, to $117.1 million in fiscal 2001 from $128.9 million in fiscal 2000. The total revenue mix is shown in the table below (in thousands, except percentage data):

                                                      FISCAL YEARS ENDED JUNE 30,
                                                 -------------------------------------
                                                       2001                 2000
                                                 ----------------     ----------------
License fees revenue...........................  $ 51,309    43.8%    $ 57,858    44.9%
Service revenue................................    30,921    26.4%      39,626    30.7%
Maintenance and support revenue................    34,846    29.8%      31,424    24.4%
                                                 --------   -----     --------   -----
          Total revenue........................  $117,076   100.0%    $128,908   100.0%
                                                 ========   =====     ========   =====

     License fees revenue decreased 11.3% in fiscal 2001 from fiscal 2000. We believe that the decrease in license fees revenue in fiscal 2001 was due to the economic climate which caused our customers and potential customers to defer their buying decisions related to large capital investments, particularly information technology investments.

     Service revenue decreased 22.0% in fiscal 2001 from fiscal 2000. The decrease was primarily the result of sluggish license fees revenue experienced by the Company in fiscal 2001. Service revenues in particular are directly dependent on new license purchases by new and existing customers, which decreased 11.3% in fiscal 2001 from fiscal 2000. Maintenance and support revenue increased 10.9% due primarily to steadily improving number of active customer contracts over the last few years as the base of customers under such programs has continued to grow.

     Cost of Revenue. Total cost of revenue as a percentage of total revenue increased to 50.2% for the 2001 fiscal year from 48.0% for the 2000 fiscal year.

     Cost of license fees revenue increased $0.4 million, or 1.8%, to $21.9 million in fiscal 2001 from $21.5 million in fiscal 2000 and as a percentage of license fees revenue, increased to 42.7% in fiscal 2001 from 37.2% in fiscal 2000. Both years include $1.9 million of capitalized software written off as part of restructuring the business in each of these years. The percentage increase was primarily attributable to an increase in the number of third party product vendors included in our new product offerings, discounting as a result of weakened demand and lower license fees revenue affecting certain fixed and related costs.

     Cost of service, maintenance and support revenue decreased $3.4 million, or 8.5%, to $36.9 million in fiscal 2001 from $40.4 million in fiscal 2000 and as a percentage of service, maintenance and support revenue, decreased to 56.2% in fiscal 2001 from 56.8% in fiscal 2000. The decrease in cost was attributable to a decline in service revenue resulting from sluggish license fees revenue in fiscal 2001 and the percentage decrease was primarily due to the continued growth of maintenance and support revenues which have higher margins than service revenues. As noted above, service revenues in particular are directly dependent on new license purchases by new and existing customers.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.3 million, or 9.3%, to $62.8 million in fiscal 2001 from $57.5 million in fiscal 2000. Such expenses as a percentage of total revenue increased to 53.7% in fiscal 2001 from 44.6% in fiscal 2000. The increase in costs and in the percentage of such costs to total revenue in fiscal 2001 was attributable to a $6.8 million charge to write-off accounts receivable, offset by the initial impact of the Company's restructuring that commenced in April 2001, the full effect of which substantially reduced such costs in fiscal 2002.

     Research and Development. Total research and development costs, including amounts capitalized, decreased $4.3 million or 18.9%, to $18.4 million for fiscal 2001 from $22.7 million for fiscal 2000 and decreased as a percentage of total revenues to 15.7% in fiscal 2001 from 17.6% in fiscal 2000. Although total research and development spending decreased from the prior fiscal year, we continued to spend a substantial portion of total revenues on the development of our expanded product offerings and product capabilities, development of future releases of our ERP software and development of interfaces with third-party software products. We believe that these investments were critical to the success and market acceptance of our new product offerings and total suite of comprehensive business systems.

     Restructuring and Other Charges. In April 2001, we announced a broad restructuring plan in order to reduce the Company's workforce, reduce expenses associated with non-essential activities and to improve the Company's ability to be profitable at lower levels of revenue. This restructuring is discussed above under the section entitled "Fiscal 2002 Compared to Fiscal 2001".

     Benefit from Income Taxes. The benefit from income taxes for the 2001 and 2000 fiscal years reflects an effective tax rate of 7.3% and 13.2%, respectively. The effective tax rate in the current fiscal year differs from the expected corporate tax rate primarily due to valuation allowances recorded against the deferred tax assets related to net operating losses incurred domestically.

QUARTERLY RESULTS

                                                                THREE MONTHS ENDED
                                                                  (IN THOUSANDS)
                                           FISCAL 2002                                       FISCAL 2001
                         -----------------------------------------------   -----------------------------------------------
                         JUNE 30   MARCH 31   DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31   DECEMBER 31   SEPTEMBER 30
                         -------   --------   -----------   ------------   -------   --------   -----------   ------------
Total revenue..........  $22,556   $21,732      $23,327       $24,971      $28,821   $26,334      $33,856       $28,065
Gross margin...........   11,647    10,862       11,580        13,795       16,066     9,605       18,801        13,778
Operating income
  (loss)...............    1,038    (1,278)      (2,507)          751       (4,994)  (15,928)      (1,492)       (5,203)

% of total revenue
Gross margin...........     51.6%     50.0%        49.6%         55.2%        55.7%     36.5%        55.5%         49.1%
Operating income
  (loss)...............      4.6%     (5.9)%      (10.7)%         3.0%       (17.3)%   (60.5)%       (4.4)%       (18.5)%

     Our results of operations have fluctuated on a quarterly basis. Our expenses, with the principal exception of sales commissions and certain components of cost of revenue, are generally fixed and do not vary with revenue. As a result, any shortfall of actual revenue in a given quarter would adversely affect net earnings for that quarter. Further explanation of significant variations by quarter is as follows:

FISCAL 2001:

     QUARTER ENDED SEPTEMBER 30, 2000. The Company continued to experience decreasing revenues, for the economic and market reasons discussed under "Overview" above. Total revenues decreased by approximately $2.9 million, or 9.4%, from the prior quarter ended June 30, 2000. The Company's operating results were negatively affected by the Company's investments related to new products as discussed above in the section entitled "Fiscal 2001 Compared to Fiscal 2002, Research and Development". These operating results include an additional non-recurring restructuring charge of $2.1 million for reductions in workforce and related costs, which contributed to a reported operating loss of $5.2 million.

     QUARTER ENDED DECEMBER 31, 2000. The Company experienced a $5.8 million, or 20.6%, growth in total revenues due to strong license sales for the first time since the year earlier December quarter. The strong demand was partially a result of new product offerings and the related development expenditures of the prior several quarters. Gross margin increased $5.0 million, or 36.5%, to 55.5% of revenues compared to 49.1% for the prior quarter. This was primarily due to strong revenues offsetting the impact of the fixed expenses. While the Company continued to make significant investment in research and development relating to these new products and to maintain the supporting infrastructure, the operating loss in the quarter was $1.5 million, significantly less than recent quarters as a result of the stronger revenues.

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

     QUARTER ENDED JUNE 30, 2001. The Company experienced a $2.5 million, or 9.4%, improvement in license fees revenue compared to the prior quarter ended March 31, 2001. This increase was a result of modest improvements in customer purchasing behavior following the March quarter. Gross margin improved $6.5 million, or 67.3%, to 55.7% of revenues from 36.5% for the prior quarter. This improvement was a result of the revenue increase and cost reductions associated with the restructuring of the business in April 2001. The April restructuring also significantly reduced the Company's selling, general and administrative expenses and research and development expenses. The Company reported an operating loss of $5.0 million of which $3.7 million was a non-recurring charge relating to the April restructuring.

FISCAL 2002:

     QUARTER ENDED SEPTEMBER 30, 2001. The Company continued to experience decreasing revenue for the same reasons as discussed in the prior quarters above, but heightened by the events of September 11th and the impact of these on the economy, particularly in North America. Total revenues decreased by approximately $3.9 million, or 13.4%, from the prior quarter ended June 30, 2001. However, the Company's operating results were positively impacted by the Company's restructuring efforts. Operating expenses were down $8.0 million, or 38.1%, from the prior quarter ended June 30, 2001. This resulted in an operating income of $0.8 million for the quarter.

     QUARTER ENDED DECEMBER 31, 2001. Despite an expectation for an improvement in the economy and in market conditions, the Company experienced a further reduction in revenue of $1.6 million, or 6.4%. License fees revenue was down and service revenue was down approximately $1.0 million from the September quarter. The Company believes the lingering effect of the events of September 11th and further economic weakness impacted our ability to achieve our expected financial results. We reported an operating loss of $2.5 million for the quarter.

     QUARTER ENDED MARCH 31, 2002. Total revenues decreased $1.6 million, or 6.8%, from the prior quarter ended December 31, 2001. The Company expected revenue to continue to be flat from the prior quarter; however, customers continued to defer planned purchases in response to economic turmoil and a recession in the North American economy. However, the Company took action in January 2002 to further reduce its operating costs in an effort to return to profitability at lower revenue levels. The Company's cost reductions included workforce reductions and streamlining of operations by reducing the number and size of office facilities. As a result of these actions, operating expenses continued to decline. However, the effect of reduced revenue caused us to report an operating loss of $1.3 million for the quarter.

     QUARTER ENDED JUNE 30, 2002. The Company experienced a $0.8 million, or 3.8%, improvement in revenues compared to the prior quarter ended March 31, 2002. This increase was a result of modest improvements in customer purchasing behavior following the March quarter, especially in license fees revenue. The Company also realized a greater impact of the January cost reduction actions. These positive trends in both revenue and operating costs resulted in reported operating income of $1.0 million for the quarter.

     For additional discussion of quarterly fluctuations refer to previously filed quarterly reports on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, we had cash and cash equivalents of $3.4 million and working capital of $2.4 million. During the fiscal year ended June 30, 2002, we generated $3.7 million of cash from operating activities, including the restructuring and other charges described above. We purchased $119,000 of property and equipment and used $7.6 million for capitalized software.

     In July 2001, the Company executed a new credit facility (the "Credit Facility") with Foothill Capital Corporation ("Foothill"). The Credit Facility includes a $15,000,000 three-year term note and a $10,000,000 revolving credit facility. Availability under the Credit Facility is based on and secured by qualifying accounts receivable originating within the United States and Canada. The revolving credit facility bears interest either at the Federal Funds rate plus 1.5%, or at the Eurodollar market rate plus 3.0%. The term note bears interest at the rate of 10.5% plus 1.5% per annum added to principal. The term note is payable in monthly installments commencing October 1, 2001. The Credit Facility is subject to customary terms and conditions and includes financial covenants for maintenance of a minimum tangible net worth, a minimum level of earnings before interest, taxes, depreciation and amortization and a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization. The proceeds from the Credit Facility were used to repay, in full, the Company's revolving credit facility with PNC Bank, National Association.

     On November 9, 2001, the Company and Foothill amended the Credit Facility to allow for temporary increased borrowing capacity through January 31, 2002 to support the Company's cash needs. Also as part of the amendment, all financial covenants were modified to give account to the current economic conditions affecting the Company. The modification of the financial covenants was effective starting as of September 29, 2001.

     On February 14, 2002, the Company and Foothill amended the Credit Facility, again due to economic conditions affecting the Company. The amendment provided the Company with certain additional borrowing availability on a temporary basis until July 15, 2002 and allowed the Company to defer principal payments due under the primary term note for a six-month period commencing in January 2002. Also, the financial covenants were modified to reflect the current economic environment. The Company and Foothill further amended the credit facility on July 15, 2002 to extend a portion of the additional availability to August 15, 2002.

     On September 15, 2002, effective June 28, 2002, the Company and Foothill amended the agreement to modify the covenants to reflect the restatement of the Company's financial statements for the year ended June 30, 2001 and quarter ended March 31, 2002 and at June 30, 2002. After giving effect to these modifications, the Company was in compliance with the financial covenants under the Credit Facility.

     As we discussed in "Overview" above, it has been difficult in the last several quarters to manage and predict our revenues for any quarterly period. While customer activity has not diminished recently, economic conditions and industry-wide lack of demand for new investments may cause us to generate less revenue than we expect. If we do not generate sufficient revenue to meet our forecast in any quarter in the current fiscal year, including the quarter ending September 30, 2002, the Company may not be in compliance with one or more of the financial covenants under the Credit Facility.

     In August 2002, we completed the funding of $3.5 million from the issuance of Convertible Notes (See "Item 1. Business -- Sale of Unregistered Securities" herein). However, we continue to experience difficulties in meeting all of our cash operating needs, due to unpredictability in our revenues and the impact of economic conditions on our customers. If we do not meet our revenue expectations in any quarters in the current fiscal year, including the quarter ending September 30, 2002, we may have further difficulty in meeting our operating cash needs.

     On September 30, 2002, the Company and Foothill amended the Credit Facility with respect to the financial covenants for the quarter ending September 30, 2002 and reset the covenants for the balance of fiscal 2003. This amendment was completed due to the current economic and market conditions. Also, Foothill has agreed in principle to further amend the Credit Facility to provide temporary additional borrowing availability under the revolving credit portion of the Credit Facility. The Company expects that the bank will impose certain conditions to borrowing the additional credit availability. These conditions are expected to include milestones for completion of strategic and operating objectives as agreed to by the parties and for increased participation by Foothill in evaluating the Company's strategic and business alternatives. We expect to complete and execute this further amendment in early October 2002.

     We have been able to demonstrate positive financial results and positive cash flows as evidenced by the results for the quarter ended June 30, 2002. We also believe that our restructuring efforts in the last several months, and our tight cost management since that time, will support our efforts to achieve quarterly profitability and positive cash flow from operations in the future. By doing so, we expect to be able, over time, to improve our cash to meet operating needs and to meet the financial covenants imposed under the Credit Facility. As such, we believe we will have sufficient cash and cash flow from operations to satisfy cash flow needs for the next 12 months.

     There can be no assurance that we can achieve levels of quarterly revenue sufficient to satisfy our cash flow needs or to meet the financial covenants of the Credit Facility in future periods and that the bank will continue to provide special financing arrangements to support us in meeting our operating cash needs, including execution of the proposed amendment. We continue to evaluate the Company's strategic and business alternatives. Such alternatives include, but are not limited to, seeking additional sources of capital, further cost-cutting actions, merger with, acquisition of or sale to another software company, or other financial restructuring. All of the Company's strategic efforts are being directed toward 1) reviewing and evaluating our strategic and business alternatives, 2) continuing to serve our customers needs, 3) advancing our product strategies, which includes SyteLine 7 and our other product offerings and 4) improving the Company's competitive position for the future.

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

     Adverse economic conditions in the general business economy or specifically in the manufacturing industries we serve could result in reduced purchases of our products and services. Our customers are primarily discrete to-order manufacturers. Our business depends substantially upon the capital expenditures of our customers. Capital expenditures by our customers are somewhat dependent upon the demand for their manufactured products and the strength of their financial condition. A recession or other adverse economic event in general or one that specifically affects manufacturers could cause them to curtail or delay capital expenditures for computer software products. Any significant changes in the timing or amount of capital expenditures by manufacturers could have a material adverse effect on our business, operating results and financial condition.

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

     - restrictions on the repatriation of foreign earnings

     - the impact of local economic conditions and practices

     - fluctuations in foreign exchange rates

     - potential adverse foreign tax consequences

     Termination of agreement with Progress would cause a disruption of service to our customers and may result in lower operating margins or a loss of business. Our core product, SyteLine, through version 6.0, is written in Progress, a proprietary programming language which we license from Progress Software Corporation. We market and distribute Progress in connection with the sale of our products under a non-exclusive agreement with Progress. The agreement may be terminated by either party upon written notice to the other party. In addition, the agreement may be terminated immediately by either party if a material breach of the agreement by the other party continues after written notice. Our relationship with Progress involves other risks which could have a material adverse effect on our business, operating results or financial condition, including the following:

     - the failure of Progress to continue its business relationship with us

     - the failure of Progress to develop, support or enhance Progress in a manner that is competitive with enhancements of other programming languages

     - delays in the release of Progress products or product enhancements that require a delay in the release of our products or product enhancements

     - the loss of market acceptance of Progress and its relational database management system

     - our inability to migrate our software products to other programming languages on a timely basis if Progress is no longer available

     We have begun to mitigate these risks for future periods by developing SyteLine Version 7.0 which was released in September 2002 and does not require the use of the Progress database or toolset.

     Conversion of our outstanding Series A preferred shares or our Convertible Notes and exercise of our outstanding warrants could result in substantial dilution, a detrimental effect on the market liquidity of our common shares and ability to raise additional capital, and a significant decline in the market value of our common shares. As of September 20, 2002, we had approximately 7,568,218 common shares outstanding. As of this date we had 2,267,732 additional common shares reserved for issuance upon conversion of our outstanding Series A preferred shares, 2,009,969 additional common shares reserved for conversion of our Convertible Notes and 1,603,546 additional shares reserved for exercise of our outstanding warrants. Our Series A preferred shares, Convertible Notes and outstanding warrants also contain or are subject to various anti-dilution and similar provisions which may require us to issue additional common shares in certain circumstances. If these securities are converted or exercised, other holders of our common shares may experience significant dilution in the market value of our common shares held by them. If the holders were to sell all or a substantial amount of those common shares into the open market, the sales could have a negative effect on the market price of our common shares. The sales also might make it more difficult for us to sell equity or equity-related securities in the future at a price we deem appropriate.

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

     We may be exposed to property rights infringement claims. Although we do not believe that our products infringe the proprietary rights of third parties, there can be no assurance that infringement or invalidity claims, including claims for indemnification resulting from infringement claims, will not be asserted or prosecuted against us. Regardless of the validity or the successful assertion of such claims, defending against such claims could result in significant costs and diversion of resources which could have a material adverse effect on our business, operating results and financial condition. In addition, the assertion of such infringement claims could result in injunctions preventing us from distributing certain products, which would have a material adverse effect on our business, operating results and financial condition. If any claims or actions are asserted against us, we may seek to obtain a license to such intellectual property rights. There can be no assurance, however; that such a license would be available to us on reasonable terms or at all.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Currency Exchange Risk. Frontstep's revenues originating outside of North America were 28%, 22% and 20% of our total revenues for fiscal years 2002, 2001 and 2000, respectively. By geographic region, revenues originating in Europe were 17%, 13% and 11% of total revenues for fiscal years 2002, 2001 and 2000, respectively. Revenues originating in Asia Pacific were 11%, 9% and 9% of total revenues for fiscal years 2002, 2001 and 2000, respectively. International sales are made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

     Interest Rate Risk. We invest our surplus cash in financial instruments such as short-term marketable securities and interest-bearing time deposits. We also incur interest at variable rates, dependent upon the prime rate or LIBOR rate that may be in effect from time to time. We have considered the potential impact of a hypothetical one hundred basis point adverse change in interest rates and we believe that such a change would not have a material impact on financial results or financial condition in the coming fiscal year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Frontstep, Inc.

We have audited the accompanying consolidated balance sheets of Frontstep, Inc. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontstep, Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of the Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets".

/s/ KPMG LLP

Columbus, Ohio
September 30, 2002

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Frontstep, Inc.

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Frontstep, Inc (formerly Symix Systems, Inc.) and Subsidiaries for the year ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Frontstep, Inc. and Subsidiaries for the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Columbus, Ohio
July 27, 2000

                                FRONTSTEP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS,
                                                              EXCEPT SHARE DATA)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  3,389   $  1,512
  Trade accounts receivable, net............................    29,049     31,446
  Prepaid expenses..........................................     6,224      3,756
  Income taxes receivable...................................        --         47
  Deferred income taxes.....................................     3,386      2,026
  Inventories...............................................       491        738
  Other current assets......................................       362        979
                                                              --------   --------
                                                                42,901     40,504
Capitalized software, net...................................    16,371     15,094
Intangibles, net............................................     8,039      7,911
Property and equipment, net.................................     5,030      7,646
Other assets................................................     1,074      1,438
                                                              --------   --------
Total assets................................................  $ 73,415   $ 72,593
                                                              ========   ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $ 13,284   $ 15,610
  Deferred revenue..........................................    18,796     20,278
  Current portion of long-term obligations..................     7,998      1,967
  Income taxes payable......................................       405         --
                                                              --------   --------
                                                                40,483     37,855
Noncurrent liabilities:
  Long-term debt............................................     8,928      8,337
  Deferred income taxes.....................................     4,268      2,891
  Other.....................................................        --        405
                                                              --------   --------
                                                                13,196     11,633
Minority interest...........................................       118      2,101
Shareholders' equity:
  Series A Convertible Participating Preferred Stock, no par
     value; 1,000,000 shares authorized; 566,933 shares
     issued and outstanding at June 30, 2002 and 2001;
     liquidation preference $13,606,392.....................    10,865     10,865
  Common stock, no par value; 20,000,000 shares authorized;
     7,872,418 shares issued at June 30, 2002 and 2001, at
     stated capital amounts of $0.01 per share..............        79         79
  Additional paid-in capital................................    39,341     37,470
  Treasury stock, at cost; 304,200 shares at June 30, 2002
     and 2001...............................................    (1,320)    (1,320)
  Retained earnings (accumulated deficit)...................   (26,217)   (22,772)
  Accumulated other comprehensive loss......................    (3,130)    (3,318)
                                                              --------   --------
                                                                19,618     21,004
                                                              --------   --------
Total liabilities and shareholders' equity..................  $ 73,415   $ 72,593
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                FRONTSTEP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED JUNE 30,
                                                              --------------------------------------
                                                                 2002         2001          2000
                                                              ----------   -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  License fees..............................................   $35,372      $ 51,309      $ 57,858
  Service...................................................    21,787        30,921        39,626
  Maintenance and support...................................    35,427        34,846        31,424
                                                               -------      --------      --------
          Total revenue.....................................    92,586       117,076       128,908
Cost of revenue:
  License fees..............................................    17,464        21,885        21,504
  Service, maintenance and support..........................    27,238        36,941        40,352
                                                               -------      --------      --------
          Total cost of revenue.............................    44,702        58,826        61,856
                                                               -------      --------      --------
Gross margin................................................    47,884        58,250        67,052
Operating expenses:
  Selling, general and administrative.......................    41,921        62,847        57,504
  Research and development..................................     6,182        13,332        15,684
  Amortization of acquired intangibles......................     1,777         3,285         3,593
  Restructuring and other charges...........................        --         6,403         1,067
                                                               -------      --------      --------
          Total operating expenses..........................    49,880        85,867        77,848
                                                               -------      --------      --------
Operating income (loss).....................................    (1,996)      (27,617)      (10,796)
Interest expense............................................    (2,317)         (623)         (782)
Other income (expense), net.................................       175           113          (184)
                                                               -------      --------      --------
Income (loss) before income taxes...........................    (4,138)      (28,127)      (11,762)
Provision for (benefit from) income taxes...................      (693)       (2,063)       (1,557)
                                                               -------      --------      --------
Net income (loss)...........................................   $(3,445)     $(26,064)     $(10,205)
                                                               =======      ========      ========
Net income (loss) per common share:
  Basic.....................................................   $ (0.46)     $  (3.46)     $  (1.38)
                                                               =======      ========      ========
  Diluted...................................................   $ (0.46)     $  (3.46)     $  (1.38)
                                                               =======      ========      ========
Shares used in computing per share amounts:
  Basic.....................................................     7,568         7,535         7,411
  Diluted...................................................     7,568         7,535         7,411

  The accompanying notes are an integral part of these consolidated financial statements.

                                FRONTSTEP, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                      ACCUM.
                             PREFERRED STOCK     COMMON STOCK     ADDITIONAL              RETAINED     OTHER
                             ----------------   ---------------    PAID-IN     TREASURY   EARNINGS    COMPR.
                             SHARES   AMOUNT    SHARES   AMOUNT    CAPITAL      STOCK     (DEFICIT)    LOSS      TOTAL
                             ------   -------   ------   ------   ----------   --------   ---------   -------   --------
Balance at June 30, 1999...    --     $    --   7,654     $76      $32,363     $(1,320)   $ 13,497    $(2,214)  $ 42,402
Issuance of common stock:
  Acquisitions.............    --          --      --      --            3          --          --         --          3
  Stock option exercises...    --          --     118       2        1,009          --          --         --      1,011
  Employee stock purchase
    plan...................    --          --      35      --          577          --          --         --        577
Tax benefit on stock
  options exercised........    --          --      --      --          754          --          --         --        754
Issuance of common stock
  warrants.................    --          --      --      --        2,510          --          --         --      2,510
  Net loss.................    --          --      --      --           --          --     (10,205)        --    (10,205)
  Foreign currency
    translation
    adjustment.............    --          --      --      --           --          --          --       (343)      (343)
                                                                                                                --------
Comprehensive loss:........                                                                                      (10,548)
                              ---     -------   -----     ---      -------     -------    --------    -------   --------
Balance at June 30, 2000...    --          --   7,807      78       37,216      (1,320)      3,292     (2,557)    36,709
Issuance of common stock:
  Stock option exercises...    --          --       2      --           60          --          --         --         60
  Employee stock purchase
    plan...................    --          --      63       1          194          --          --         --        195
Convertible preferred stock
  transferred from
  temporary equity.........   567      10,865      --      --           --          --          --         --     10,865
  Net loss.................    --          --      --      --           --          --     (26,064)        --    (26,064)
  Foreign currency
    translation
    adjustment.............    --          --      --      --           --          --          --       (761)      (761)
                                                                                                                --------
Comprehensive loss:........                                                                                      (26,825)
                              ---     -------   -----     ---      -------     -------    --------    -------   --------
Balance at June 30, 2001...   567      10,865   7,872      79       37,470      (1,320)    (22,772)    (3,318)    21,004
Issuance of common stock:
  Common stock warrants....    --          --      --      --        1,871          --          --         --      1,871
  Employee stock purchase
    plan...................    --          --      --      --           --          --          --         --         --
  Net loss.................    --          --      --      --           --          --      (3,445)        --     (3,445)
  Foreign currency
    translation
    adjustment.............    --          --      --      --           --          --          --        188        188
                                                                                                                --------
Comprehensive loss:........                                                                                       (3,257)
                              ---     -------   -----     ---      -------     -------    --------    -------   --------
Balance at June 30, 2002...   567     $10,865   7,872     $79      $39,341     $(1,320)   $(26,217)   $(3,130)  $ 19,618
                              ===     =======   =====     ===      =======     =======    ========    =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                FRONTSTEP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (3,445)  $(26,064)  $(10,205)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation...........................................     2,305      4,149      3,618
     Amortization...........................................     6,609      7,333      7,811
     Restructuring and other charges........................        --      6,403      1,067
     Deferred income taxes..................................        16     (2,040)    (2,333)
     Gain/loss on disposal of assets........................       269         18        162
     Tax benefit on stock options exercised.................        --         --        754
     Write-off of capitalized software......................        --      1,913      1,868
     Changes in operating assets and liabilities, net of
       restructuring and other charges:
       Accounts receivable..................................     2,900      5,214      7,403
       Prepaid expenses and other assets....................    (2,000)      (855)       (22)
       Accounts payable and accrued expenses................    (2,377)    (3,680)    (3,409)
       Deferred revenue.....................................    (1,212)     2,274      1,267
       Income taxes payable/receivable......................       639      1,820     (1,331)
                                                              --------   --------   --------
Net cash provided by (used in) operating activities.........     3,704     (3,515)     6,650
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................      (119)    (3,996)    (4,496)
  Additions to capitalized software.........................    (7,554)    (5,074)    (7,009)
  Proceeds from sale of subsidiary..........................        --         --      2,585
  Purchase of subsidiaries, net of acquired cash............        --         --     (2,116)
                                                              --------   --------   --------
Net cash used in investing activities.......................    (7,673)    (9,070)   (11,036)
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible preferred stock,
     net....................................................        --         --     10,865
  Proceeds from issuance of common stock warrants, net......     1,871         --      2,510
  Proceeds from issuance of common stock, net...............        --        253        654
  Proceeds from long-term obligations.......................    69,138     76,090     40,964
  Payments on long-term obligations.........................   (64,562)   (74,026)   (44,076)
                                                              --------   --------   --------
Net cash provided by financing activities...................     6,447      2,317     10,917
Effect of exchange rate changes on cash.....................      (601)       (88)       101
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........     1,877    (10,356)     6,632
Cash and cash equivalents at beginning of year..............     1,512     11,868      5,236
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $  3,389   $  1,512   $ 11,868
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                FRONTSTEP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation and Description of Business. Frontstep, Inc. and its subsidiaries ("Frontstep" or the "Company"), is a leading global provider of business software and services for midsize manufacturing companies, including business units of larger companies. The Company offers a comprehensive suite of integrated, collaborative network-centric software and services that (1) support the traditional back office management and resources of an enterprise ("ERP"),
(2) support customer relationship management ("CRM") and other front office business activities and (3) support an enterprise's supply chain management activities. The accompanying financial statements include the accounts of Frontstep and its subsidiaries after elimination of intercompany accounts and transactions.

     Founded in 1979, Frontstep is headquartered in Columbus, Ohio. The Company has more than 4,400 customers that it serves from 26 sales and service offices in North America, Europe and the Pacific Rim, as well as through independent software and support business partners worldwide. The Company changed its name from Symix Systems, Inc. to Frontstep, Inc. as of 2000.

     Revenue Recognition. The Company's revenue is derived primarily from licensing software, providing related services, including installation, implementation, training, consulting and systems integration and providing maintenance and support on an annual basis. Revenue is accounted for in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended and interpreted from time to time.

     Revenue is derived principally from the sale of internally produced software products and maintenance and support agreements from software sales. The Company licenses software generally under non-cancelable license agreements and provides product support services and periodic updates including training, installation, consulting and maintenance. License fees revenue is generally recognized when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. For customer license agreements, which meet these recognition criteria, the portion of the fees related to software licenses, which is determined using the residual method, will generally be recognized in the current period, while the portion of the fees related to services is recognized as the services are performed. The amount allocated to services revenues is based on the Company's standard rate per hour. Revenue from maintenance and support agreements, which is determined based on renewal rates, is billed periodically, deferred and recognized ratably over the life of the agreements. In the event revenue is contingent upon customer acceptance criteria, the Company defers recognizing that revenue until the contingencies are resolved.

     Inventories. Inventories consist primarily of software-related products that are held for resale. The Company values inventory at the lower of cost or market. Cost is determined using the specific identification method.

     Capitalized Software. Capitalized software is stated at the lower of cost or net realizable value. The Company capitalizes the cost of developing its software products in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalized software costs are amortized by the straight-line method using estimated useful lives of three to five years. Amortization expense was $6,609,000, $5,071,000 and $6,764,000 for the years ended June 30, 2002, 2001 and 2000, respectively. In addition, during fiscal years 2001 and 2000, the Company wrote off $1,913,000 and $1,868,000, respectively of capitalized software as part of restructuring operations (see
Note 2).

                                FRONTSTEP, INC.

     Capitalized software is summarized as follows:

                                                                   JUNE 30,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Capitalized cost of:
  Internally developed software.........................  $33,014   $25,106   $22,196
  Acquired software.....................................   11,616    11,608    10,459
                                                          -------   -------   -------
Total capitalized software at cost......................   44,630    36,714    32,655
  Accumulated amortization..............................   28,259    21,620    14,326
                                                          -------   -------   -------
Capitalized software, net...............................  $16,371   $15,094   $18,329
                                                          =======   =======   =======

     Intangibles. As of June 30, 2002, the Company had unamortized intangibles in the amount of $8,039,000. Intangibles consist of goodwill resulting from acquisitions accounted for using the purchase method of accounting according to SFAS No. 141, Business Combinations, which specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. For fiscal year 2002, the Company has adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite lives no longer be amortized and be tested for impairment at least annually. The Company conducted such an evaluation and determined that the assets underlying the Company's goodwill are not impaired, resulting in no revaluation of goodwill at this time. Prior to adopting SFAS No. 142, the intangible assets were amortized using the straight-line method over a period of three to ten years. There were no additions to goodwill in 2002. The only change is from the effect of foreign currency translation. Accumulated amortization of intangibles as of June 30, 2001 and 2000 was $3,309,000 and $1,047,000,
respectively.

     The following table illustrates what reported net income (loss) and net income (loss) per share would have been in the periods presented exclusive of amortization expense recognized in those periods related to goodwill (in thousands, except per share data):

                                                              YEAR ENDED JUNE 30,
                                                         -----------------------------
                                                          2002       2001       2000
                                                         -------   --------   --------
Numerator for basic and diluted loss per share -- net
  loss.................................................  $(3,445)  $(26,064)  $(10,205)
  Goodwill amortization................................       --      2,262      1,047
                                                         -------   --------   --------
Adjusted net income /(loss)............................  $(3,445)  $(23,802)  $ (9,158)
                                                         =======   ========   ========
Basic and diluted net income (loss) per share:
     Net income (loss).................................  $ (0.46)  $  (3.46)  $  (1.38)
     Goodwill amortization.............................       --   $   0.30   $   0.14
                                                         -------   --------   --------
     Adjusted net income (loss)........................  $ (0.46)  $  (3.16)  $  (1.24)
                                                         =======   ========   ========

     Property and Equipment. Property and equipment are recorded at cost and include expenditures which substantially increase the useful lives of the assets. Property and equipment under capital leases are stated at the present value of minimum lease payments. Maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method. Amortization of capital leases is provided over the lease terms using the straight-line method and is included in depreciation expense.

                                FRONTSTEP, INC.

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

     Comprehensive Loss. The Company believes that the only item in addition to net income (loss) that would be included in comprehensive income is the foreign currency translation adjustment. Comprehensive income (loss) for the years ended June 30, 2002, 2001 and 2000 is as follows (in thousands):

                                                              YEAR ENDED JUNE 30,
                                                         -----------------------------
                                                          2002       2001       2000
                                                         -------   --------   --------
Net loss...............................................  $(3,445)  $(26,064)  $(10,205)
Foreign currency translation adjustment................      188       (761)      (343)
                                                         -------   --------   --------
Comprehensive net income (loss)........................  $(3,257)  $(26,825)  $(10,548)
                                                         =======   ========   ========

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

     Statement of Cash Flows. The Company considers all demand deposits and highly liquid investments with an original maturity of three months or less as cash equivalents. Cash paid for (received from) income taxes, net of refunds, for fiscal 2002, 2001 and 2000 was $1,146,000, $(2,251,000) and $1,756,000,
respectively. Cash paid for interest was $2,282,000, $671,000 and $782,000 for fiscal 2002, 2001 and 2000, respectively.

     Financial Instruments. Financial instruments consist primarily of cash, accounts receivable, accounts payable and long-term debt. The carrying value of all financial instruments at June 30, 2002 and 2001 approximated their fair value.

                                FRONTSTEP, INC.

     Long-lived Assets. The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 -- RESTRUCTURING AND OTHER CHARGES

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

     As a result of this restructuring plan, the Company recorded pre-tax restructuring charges of $580,000 and $3,660,000 in the three months ended March 31, 2001 and June 30, 2001, respectively. These restructuring charges are recorded as a separate line in the Consolidated Statements of Operations. The Company's restructuring plan consisted of the following significant items:

     - Employee separation costs of $2,182,000 -- The Company reduced its workforce by approximately 20%, or 162 employees. These costs consist primarily of severance for these employees.

     - Contract termination liabilities of $900,000 -- The Company elected to discontinue its SyteCentre ERP product to focus resources on the Company's primary ERP product, SyteLine. The Company also discontinued its ASP hosting solution and its Internet procurement software due to sluggish demand and unprofitable operations. As a result, the Company provided $900,000 to cover anticipated contractual obligations and costs associated with customers currently using the discontinued products and services.

     - Facility closure costs of $1,158,000 -- The Company recorded $1,158,000 of costs associated with closing certain offices in Arizona, California, Canada and Asia. Cancelable lease term costs were based on actual determinable amounts. For those leases with non-cancelable lease terms, the Company assumed that subleases would be obtained after a one-year period.

                                FRONTSTEP, INC.

     The following table displays a rollforward of the accruals established for the restructuring and other charges from the announcement of the plan to June 30, 2002 (in thousands):

                                  AMOUNTS                                  AMOUNTS
                                  USED IN      ACCRUAL        AMOUNTS      USED IN
                        INITIAL   FISCAL     BALANCE AT     RECLASSIFIED   FISCAL     ACCRUAL AT
                        CHARGE     2001     JUNE 30, 2001     IN 2002       2002     JUNE 30, 2002
                        -------   -------   -------------   ------------   -------   -------------
Termination costs
  related to
  employees...........  $2,182    $1,770       $  412           $723       $  570        $565
Exit costs:
  Facility closure
     costs............   1,158       280          878           (248)         396         234
  Contract termination
     liabilities......     900       120          780           (475)         215          90
                        ------    ------       ------           ----       ------        ----
Total.................  $4,240    $2,170       $2,070           $  0       $1,181        $889
                        ======    ======       ======           ====       ======        ====

     The amounts used of $1,181,000 and $2,170,000 in fiscal 2002 and 2001, respectively, reflect cash payments of $3,271,000 and non-cash charges of $80,000. During fiscal 2002, the Company reclassified estimated amounts previously allocated in the restructuring reserve, as noted in the above table, to reflect the actual amounts needed for each category. The remaining accrual of $889,000, which is included in accounts payable and accrued expenses, represents cash payments to be made over the course of remaining contracts through 2004.

     In relation to the April 2001 restructuring plan, the Company wrote off certain accounts receivable amounting to $6,840,000 during 2001, which is presented in the Statement of Operations in Operating expenses: Selling, general and administrative. Also, in relation to the restructuring plan, the Company wrote off other non-performing assets amounting to $1,913,000 in 2001, which is presented in the Statement of Operations in Cost of revenue: License fees. The accounts receivable write-offs were recorded to reflect accounts deemed to be uncollectible due to economic and other situations that occurred subsequent to the recording of the sales related to those receivables. The non-performing assets are no longer in use and were completely written off.

     Fiscal 2001 Other Charges. In relation to this restructuring plan, the Company also wrote off certain accounts receivable and other non-performing assets. These charges have been reported separately from the restructuring charge in the Statement of Operations. The accounts receivable write offs were recorded to reflect accounts deemed to be uncollectible due to economic and other situations that occurred subsequent to the recording of the sales related to those receivables. The non-performing assets are no longer in use. These charges are:

     - Accounts receivable write-offs -- $6,840,000 -- As part of the restructuring, the Company elected to discontinue certain product lines and focus on more profitable endeavors. During the third quarter of the year, the Company realized this would result in related collection issues. Thus, the Company wrote off $3,460,000 in receivables related to discontinued products and services. Additionally, in the third quarter ended March 31, 2001, the Company recorded other charges of $3,380,000 to write off customer receivables as a result of customer bankruptcies and solvency issues. These charges are reported in Operating expenses:
       Selling, general and administrative in the Statement of Operations for the year ended June 30, 2001.

     - Capitalized software write-offs -- $1,913,000 -- The Company elected to discontinue its SyteCentre ERP product to focus resources on the Company's primary ERP product, SyteLine. The Company also discontinued its ASP hosting solution and its Internet procurement software due to sluggish demand and unprofitable operations. As a result, the Company wrote off $1,463,000 of capitalized internally developed software relating to SyteCentre and $450,000 of capitalized purchased software relating to Internet procurement products. These charges are reported in Cost of revenue: License fees in the Statement of Operations for the year ended June 30, 2001.

                                FRONTSTEP, INC.

     Fiscal 2000 Restructuring Charges. In July 2000, the Company announced several structural changes to discontinue certain business operations, write off non-performing assets which are no longer in use and to restructure the Company to better focus on its core business strategy. These changes included divesting the Company's FieldPro subsidiary, terminating the operations of its e-Mongoose, Inc. subsidiary, consolidating the Company's product development organizations and restructuring the Company's sales channels. In connection with this announcement, the Company recorded a non-recurring charge of $429,000, pre-tax, in the three months ended June 30, 2000 and an additional non-recurring charge of $2,163,000, pre-tax, in the three months ended September 30, 2000. The aggregate pre-tax charge of $2,592,000 included non-cash charges of $429,000 related primarily to the sale of Visual Applications Software, Inc., all of which was expended in Fiscal 2000, and $2,163,000 to reduce the Company's headcount. The headcount reduction included approximately 90 employees associated with the operations discussed above and others terminated as part of the restructuring. All severance payments were paid during the year ended June 30, 2001 and no accruals remain for these costs as of June 30, 2001 and 2002.

     The following table displays a rollforward of the accruals at June 30, 2000 and June 30, 2001 established for the structural changes:

                                              INITIAL CHARGE   AMOUNTS USED IN    ACCRUAL AT
                                                 IN 2000         FISCAL 2000     JUNE 30, 2000
                                              --------------   ---------------   -------------
                    2000                                       (IN THOUSANDS)
Loss on sale of Visual Applications
  Software, Inc. assets.....................       $429             $429              --
                                                   ----             ----               --
                                                   $429             $429              --
                                                   ====             ====               ==

                                              INITIAL CHARGE   AMOUNTS USED IN    ACCRUAL AT
                                                 IN 2001         FISCAL 2001     JUNE 30, 2001
                    2001                      --------------   ---------------   -------------
                                                               (IN THOUSANDS)
Termination costs to employees..............      $2,163           $2,163             --

     Fiscal 2000 Other Charges. In relation to the fiscal 2000 restructuring plan, the Company also wrote-off certain accounts receivable and other non-performing assets. These charges have been reported separately from the restructuring charge in the Statement of Operations. The accounts receivable write-offs were recorded to reflect accounts deemed to be uncollectible due to economic and other situations that occurred subsequent to the recording of the sales related to those receivables. The non-performing assets are no longer in use. These charges are:

     - Accounts receivable write offs -- The Company wrote off $714,000 in receivables related to the discontinuation of the e-Mongoose products. These charges are reported in Operating expenses: Selling, general and administrative in the Statement of Operations for the year ended June 30, 2000.

     - Capitalized software write offs -- The Company wrote off $1,868,000 of capitalized internally developed software relating to e-Mongoose. These charges are reported in Cost of revenue: License fees in the Statement of Operations for the year ended June 30, 2000.

                                FRONTSTEP, INC.

NOTE 3 -- ACCOUNTS RECEIVABLE

     Accounts receivable is summarized as follows (in thousands):

                                                                  JUNE 30,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Accounts receivable.........................................  $31,378   $32,877
Less allowance for doubtful accounts........................    2,329     1,431
                                                              -------   -------
                                                              $29,049   $31,446
                                                              =======   =======

     The following is a summary of activity in the allowance for doubtful accounts (in thousands):

                                                              YEAR ENDED JUNE 30,
                                                          ----------------------------
                                                           2002       2001      2000
                                                          -------   --------   -------
Beginning balance.......................................  $ 1,431   $  2,075   $ 1,500
Provision for bad debts.................................    2,143      9,731     3,255
Account write-offs, net.................................   (1,245)   (10,375)   (2,680)
                                                          -------   --------   -------
Ending balance..........................................  $ 2,329   $  1,431   $ 2,075
                                                          =======   ========   =======

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows (in thousands):

                                                                  JUNE 30,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Furniture and fixtures......................................  $ 3,438   $ 3,655
Computers and other equipment...............................   21,715    21,720
Leasehold improvements......................................    1,823     1,827
                                                              -------   -------
                                                               26,976    27,202
Less accumulated depreciation and amortization..............   21,946    19,556
                                                              -------   -------
                                                              $ 5,030   $ 7,646
                                                              =======   =======

NOTE 5 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses are summarized as follows (in thousands):

                                                                  JUNE 30,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Accounts payable............................................  $ 5,287   $ 5,579
Accrued payroll and related costs...........................    2,670     2,441
Third party royalties.......................................    1,197     2,408
Restructuring and other charges.............................      889     2,070
Other.......................................................    3,241     3,112
                                                              -------   -------
                                                              $13,284   $15,610
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

     Amounts expensed under all operating lease agreements were approximately $4,215,000, $5,401,000 and $4,822,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

     The future minimum lease payments required under noncancelable operating leases for the five years ending June 30 are: 2003, $3,302,000; 2004, $2,237,000; 2005, $829,000; 2006, $321,000; 2007, $164,000; 2008 and thereafter,
$328,000.

     These amounts were adjusted for certain sub-lease agreements in the amount of $132,000 in fiscal 2003 and $66 in fiscal 2004.

NOTE 7 -- LONG-TERM OBLIGATIONS

     Long-term debt is summarized as follows (in thousands):

                                                                  JUNE 30,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Term notes payable, net of discount.........................  $13,799   $    --
Minority interest notes payable.............................    2,000        --
Convertible notes payable, net of discount..................    1,031        --
Revolving credit facility...................................       --     8,337
Acquisition notes payable...................................       --     1,573
Present value of minimum capital lease payments.............       --       742
Other.......................................................       96        57
                                                              -------   -------
                                                               16,926    10,709
Less current maturities.....................................    7,998     1,967
                                                              -------   -------
                                                              $ 8,928   $ 8,742
                                                              =======   =======

     Term notes payable and revolving credit facility. In July 2001, the Company executed a new credit facility (the "Credit Facility") with Foothill Capital Corporation ("Foothill"). The Credit Facility includes a $15,000,000, three-year term note and a $10,000,000 revolving credit facility. Availability under the Credit Facility is based on and secured by qualifying accounts receivable originating within the United States and Canada. The revolving credit facility bears interest either at the Federal Funds rate plus 1.5%, or at the Eurodollar market rate plus 3.0%. The term note bears interest at the rate of 10.5% plus 1.5% per annum added to principal. The term note is payable in monthly installments commencing October 1, 2001. The Credit Facility is subject to customary terms and conditions and includes financial covenants for maintenance of a minimum tangible net worth, a minimum level of earnings before interest, taxes, depreciation and amortization and a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization. The proceeds from the Credit Facility were used to repay, in full, the Company's revolving credit facility with PNC Bank, National Association.

     In connection with the Credit Facility, Foothill was granted a warrant to purchase 550,000 of the Company's common shares priced at the current market price at closing of the transaction ($3.36 per share), which expire in July 2006. The warrant is subject to certain anti-dilution provisions as defined in the warrant agreement. The relative fair value of the warrant, $1,276,000, was recorded as a debt discount and is being amortized as interest expense over the three-year term of the Credit Facility. The Company determined this value, as of the date of the transaction, using a modified Black-Scholes option pricing model with the following assumptions: risk-free

                                FRONTSTEP, INC.

interest rate of 5.5%, no dividend yield, volatility factor of 0.95, and option life of 5 years. As of June 30, 2002, the unamortized balance of the debt discount was $957,000.

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

     On February 14, 2002, the Company and Foothill amended the Credit Facility, again due to economic conditions affecting the Company. The amendment provided the Company with certain additional borrowing availability on a temporary basis until July 15, 2002 and allowed the Company to defer principal payments due under the primary term note for a six-month period commencing in January 2002. Also, the financial covenants were modified to reflect the current economic environment. Fees associated with the amendment to the credit facility of $900,000 which have been recorded as other assets and are included in current portion of long-term obligations, are payable in nine installments commencing July 2002 and are being amortized as interest expense over the remaining life of the credit facility.

     As of June 30, 2002, the Company was not in compliance with certain financial covenants under the Credit Facility as a result of its financial results for the three months ended June 30, 2002. The noncompliance does not relate to any payment due under the Credit Facility. On September 15, 2002, effective as of June 28, 2002, the Company and Foothill amended the Credit Facility to waive the conditions of noncompliance and to reset the related financial covenants as of June 30, 2002 and for the Company's fiscal 2003 year.

     Minority interest notes payable. In 2001, certain minority interest investors, including Mitsui & Co., Asia Investment Ltd. and its affiliates (collectively, "Mitsui") exercised their put option agreements which gave them the right to sell their shares in a Company subsidiary to another subsidiary of the Company at a formula price as provided in the put options, to be not less than an aggregate of $2,000,000. At that time the Company reclassified $2,000,000 from minority interest equity to current portion of long-term obligations. In May 2002 and July 2002, the Company and Mitsui executed convertible note agreements that provide for the Company to pay Mitsui approximately $1.1 million principal amount of the notes, plus accrued interest at approximately 4.4% per annum, on September 1, 2002 and the remainder, plus accrued interest, on March 1, 2003. The Mitsui convertible note agreements are subordinated to the Company's senior indebtedness as defined in the agreement. The Mitsui convertible note agreements also provide that, in certain circumstances, Mitsui is entitled to convert the notes, plus accrued interest, into common stock of the Company at a price of $12 per share. The Mitsui convertible note agreements were modified in principle in September 2002. See
Note 13 -- Minority Interest and Note 19 -- Subsequent Events.

     Convertible notes payable. On March 7, 2002, the Company executed an agreement pursuant to which certain holders of its Series A Convertible Participating Preferred Shares and certain members of the Company's Board, including the Company's founder (collectively, the "Investors"), agreed to provide up to $5.0 million to the Company for working capital needs in exchange for convertible notes (the "Convertible Notes") with a term expiring in May 2004. Under the terms of the agreement, the Company issued an aggregate principal amount of $1.5 million of initial notes and warrants to purchase 600,000 common shares of the Company to the Investors on March 7, 2002. The initial notes bear interest at 10% per annum. The warrants are exercisable at a price of $0.01 per share. The transaction was approved by the Company's shareholders in June 2002. Upon the subsequent

                                FRONTSTEP, INC.

closing of the sale of the remaining portion of the $5.0 million of convertible notes in July, 2002, the initial notes became convertible into Company common shares at the conversion price of $2.4876 per share. The remaining portion of the convertible notes were issued by the Company in August, 2002. See also Note 19 -- Subsequent Events.

     The Company recorded the relative fair value of the 600,000 warrants issued in connection with the initial notes ($595,153) as a debt discount and is amortizing the debt discount over the three-year expected life of the Notes. The Company determined the value, as of the date of the transaction using a modified Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%, no dividend yield, volatility factor of 1.00, and option life of 10 years. Also, due to the debt being convertible into common stock at 80% of an average price per share, there is a beneficial conversion feature. The beneficial conversion feature is calculated at the commitment date as the difference between the conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible (intrinsic value). The beneficial conversion feature totaled $145,000. Because the debt is immediately convertible starting in the first quarter of 2003, this amount will be charged to interest expense in the first quarter of 2003.

     The aggregate maturities of long-term debt for the five years ending June 30 are: 2003, $7,998,000; 2004, $8,928,000; 2005 and thereafter, $0.

NOTE 8 -- INCOME TAXES

     The components of the provision for (benefit from) income taxes are summarized as follows (in thousands):

                                                               YEAR ENDED JUNE 30,
                                                           ---------------------------
                                                            2002      2001      2000
                                                           -------   -------   -------
Current:
  Federal................................................  $(1,281)  $    --   $  (516)
  State and local........................................       --        --       (17)
  Foreign................................................      572       (23)      541
                                                           -------   -------   -------
                                                              (709)      (23)        8
Deferred:
  Federal................................................       16    (1,778)   (1,399)
  State and local........................................       --      (262)     (206)
  Foreign................................................       --        --        40
                                                           -------   -------   -------
                                                                16    (2,040)   (1,565)
                                                           -------   -------   -------
                                                           $  (693)  $(2,063)  $(1,557)
                                                           =======   =======   =======

                                FRONTSTEP, INC.

     The significant components of the Company's deferred tax asset and liability are as follows (in thousands):

                                                                  JUNE 30,
                                                              ----------------
                                                               2002      2001
                                                              -------   ------
Current deferred tax asset:
  Allowance for doubtful accounts...........................  $ 1,412   $  195
  Accrued liabilities.......................................    1,974    1,831
                                                              -------   ------
                                                              $ 3,386   $2,026
                                                              =======   ======
Long-term deferred tax (asset) liability:
  Capitalized software......................................  $ 4,654   $5,072
  Intangibles...............................................      881    1,038
  Capitalized leases........................................      422      422
  Accrued liabilities.......................................       --      239
  Book over tax depreciation................................     (932)    (602)
  Domestic losses...........................................   (6,696)  (9,776)
  Foreign losses............................................   (2,095)    (682)
  Tax credits...............................................   (2,672)  (1,935)
                                                              -------   ------
                                                               (6,438)  (6,227)
  Less valuation allowance..................................   10,706    9,118
                                                              -------   ------
                                                              $ 4,268   $2,891
                                                              =======   ======

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

     Deferred taxes are not provided on unremitted earnings of subsidiaries outside the United States because it is expected that the earnings are permanently reinvested. Such earnings may become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.

                                FRONTSTEP, INC.

     Differences arising between the provision for (benefit from) income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                              2002    2001    2000
                                                              ----    ----    ----
Federal tax at statutory rate...............................  (34)%   (34)%   (34)%
State and local income taxes net of federal tax benefit.....   --      (4)     (3)
Foreign operations taxes at rates different from U.S.
  federal statutory rate....................................   --       3       7
Disposition of foreign operation............................   --      --       5
Nondeductible acquisition research and development write
  off.......................................................   --      --       2
General business credits....................................   --      (2)     --
Nondeductible permanent differences.........................    2       1       4
Valuation allowance recorded against deferred tax assets,
  net of tax benefit recorded due to 2002 tax law change
  pertaining to NOL carryback provisions....................   15      29       6
                                                              ---     ---     ---
                                                              (17)%    (7)%   (13)%
                                                              ===     ===     ===

     The Company has domestic net operating loss carryforwards for tax purposes of $490,000, $347,000, $37,000, $752,000, $1,344,000, $1,779,000, $8,466,000 and
$3,954,000 which expire in fiscal years 2008, 2010, 2012, 2013, 2018, 2019, 2021 and 2022, respectively.

NOTE 9 -- STOCK OPTION PLANS

     The Company has a non-qualified stock option plan (the "Plan") that provides for the granting of up to 2,653,070 options to officers and other key employees for common shares at purchase prices of not less than the fair market value on the date of the grant as determined by the Stock Option Committee of the Board of Directors. Options under the Plan generally vest over periods of up to four years and must be exercised within ten years of the date of grant. As of June 30, 2002, options for 942,811 common shares were outstanding at a weighted average exercise price of $6.42 per share.

     Shareholder approval was obtained on November 17, 1999 for a separate non-qualified stock option plan (the "1999 Plan"). The 1999 Plan, which was amended on November 7, 2001 to increase the options available to grant from 600,000 to 900,000, provides for the granting of options to officers and key employees for common shares at purchase prices of not less than the fair market value on the date of the grant as determined by the Stock Option Committee of the Board of Directors. Options under the 1999 Plan generally vest over periods of up to four years and must be exercised within ten years of the date of the grant. As of June 30, 2002, options for 683,325 common shares were outstanding at a weighted average exercise price of $4.94 per share.

     The Company also has a non-qualified stock option plan for Key Executives (the "Key Executives Plan"). A total of 400,000 common shares are designated for issuance under the Key Executives Plan. The Stock Option Committee of the Board of Directors is authorized to set the price and terms and conditions of the options granted under the Key Executives Plan. Options under the Key Executives Plan must be exercised within ten years of the date of the grant. As of June 30, 2002, options for 400,000 common shares were outstanding at a weighted average exercise price of $3.81 per share.

     The Company also has a stock option plan for Outside Directors (the "Outside Directors Plan"). The Outside Directors Plan provides for the issuance of options for 20,000 shares of stock to each Outside Director upon his/her election to the Board of Directors. A total of 200,000 common shares may be issued under the Outside Directors Plan. The Outside Directors Plan was amended June 20, 2002 to allow discretionary grants in addition to those provided upon election. Options under the Outside Directors Plan vest immediately and must be

                                FRONTSTEP, INC.

exercised within ten years of the date of grant. As of June 30, 2002, options for 80,000 common shares were outstanding at a weighted average exercise price of $6.46.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rates of 5.0%, 5.0% and 6.5%, respectively; no dividend yield; volatility factor of the Company's common shares of 0.69, 1.0 and 0.9, respectively; and expected life of each option of 7 years, 7 years and 7 years, respectively.

     If the Company had elected to recognize compensation cost based on the fair value of options at the grant date (which includes shares issuable under the Employee Stock Purchase Plan -- see Note 10) as prescribed by SFAS No. 123, the following table displays what reported net income (loss) and per share amounts would have been (in thousands, except per share data):

                                                         PRO FORMA YEAR ENDED JUNE 30,
                                                         -----------------------------
                                                          2002       2001       2000
                                                         -------   --------   --------
Net income (loss)......................................  $(5,285)  $(27,895)  $(11,402)
Net income (loss) per share, assuming dilution.........    (0.70)     (3.70)     (1.54)

     The pro forma financial effects of applying SFAS No. 123 may not be representative of the pro forma effects on reported results of operations for future years.

     The following table summarizes stock option activity:

                                                                              WEIGHTED-
                                                                               AVERAGE
                                                               NUMBER OF    EXERCISE PRICE
                                                              OPTIONS (#)   PER SHARE ($)
                                                              -----------   --------------
Outstanding at June 30, 1999................................   1,755,272         8.26
  Granted...................................................     377,100         9.69
  Cancelled.................................................     (79,150)       13.00
  Exercised.................................................    (117,300)        6.73
                                                               ---------
Outstanding at June 30, 2000................................   1,935,922         8.44
  Granted...................................................     351,000         5.95
  Cancelled.................................................    (204,550)       11.39
  Exercised.................................................      (1,500)        5.66
                                                               ---------
Outstanding at June 30, 2001................................   2,080,872         7.73
  Granted...................................................     650,264         3.37
  Cancelled.................................................    (625,000)       10.75
  Exercised.................................................          --           --
                                                               ---------
Outstanding at June 30, 2002................................   2,106,136         5.45
                                                               =========

     The weighted average fair value exercise price per share of options granted during the years ended June 30, 2002, 2001 and 2000 was $2.35, $5.12 and $5.92,
respectively. At June 30, 2002, 626,620 shares remained available for grant under the Company's stock option plans.

     On October 30, 2001, the Company offered the participants in its employee stock option plans (excluding the Key Executive Plan) the opportunity to exchange existing stock options for new stock options under the plans to be granted at a future date at least six months and one day after the date of cancellation of the old options by

                                FRONTSTEP, INC.

the Company. The stock option exchange program expired on December 7, 2001 and options to purchase 366,111 common shares were returned to the Company and cancelled. Subject to the terms and conditions of the offer, the Company granted options to purchase 333,764 common shares on June 10, 2002 with an exercise price per share equal to the closing market price per share of the Company's common shares, $3.12 per share. The new options have other terms and conditions substantially the same as the old options. Executive officers of the Company who participated in the program returned options for 125,000 common shares for cancellation and were issued new options for 100,000 common shares in exchange for the cancelled options which vest over a two year period.

     The following tables summarize information regarding stock options outstanding as of June 30, 2002:

                                        OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
STOCKHOLDER APPROVED PLANS   ------------------------------------------   ------------------------
                                              WEIGHTED       WEIGHTED                    WEIGHTED
                                              AVERAGE        AVERAGE                      AVERAGE
    RANGE OF EXERCISE                        REMAINING       EXERCISE                    EXERCISE
        PRICE ($)            # OF OPTIONS   LIFE (YEARS)    PRICE ($)     # OF OPTIONS   PRICE ($)
    -----------------        ------------   ------------   ------------   ------------   ---------
           3.12                 412,764         9.9            3.12               0          N/A
        3.13- 5.00              348,100         7.0            3.97         128,875         4.27
        5.01- 7.00              438,125         5.5            5.86         279,125         5.42
        7.01- 10.00             360,175         4.5            7.89         333,725         7.59
       10.01- 20.50             146,972         6.2           14.36         119,647        13.99
                              ---------                                     -------
          Total               1,706,136         6.7            5.97         861,372         7.28
                              =========                                     =======

                                           OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                ------------------------------------------   ------------------------
       NON-STOCKHOLDER APPROVED PLANS
                                                 WEIGHTED       WEIGHTED                    WEIGHTED
                                                 AVERAGE        AVERAGE                      AVERAGE
      RANGE OF EXERCISE                         REMAINING       EXERCISE                    EXERCISE
          PRICE ($)             # OF OPTIONS   LIFE (YEARS)    PRICE ($)     # OF OPTIONS   PRICE ($)
      -----------------         ------------   ------------   ------------   ------------   ---------
             3.81                 400,000          3.0            3.81         400,000        3.81
                                  -------                                      -------
            Total                 400,000          3.0            3.81         400,000        3.81
                                  =======          ===            ====         =======        ====

NOTE 10 -- EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) plan that covers substantially all employees over 21 years of age. The Company contributes to the plan based upon employee contributions and may make additional contributions at the discretion of the Board of Directors. The Company made contributions to this plan of approximately $575,000, $837,000 and $683,000, for the years ended June 30, 2002, 2001, and
2000, respectively.

     The Company has an employee stock purchase plan that is in accordance with
Section 423 of the Internal Revenue Code whereby participants are eligible to purchase common shares of the Company during the plan year. The purchase price for a common share is determined by the Compensation Committee of the Board of Directors prior to the effective date. The purchase price may not be less than 90% of the per share fair market value of the Company's common shares on either the effective date or the option date for the offering, whichever is the lesser. Substantially all non-officer employees are eligible to participate. During the plan period ended December 31, 2000, the plan did not have any more shares available for purchase.

     At the November 2001 annual shareholder's meeting, the shareholders approved the Board of Directors' proposal to amend the Company's Employee Stock Purchase Plan to increase the aggregate number of shares available for issuance under the plan from 200,000 to 400,000. The plan remained inactive during the year ended June 30, 2002. The Compensation Committee of the Board of Directors determines the date on which any future offering under the Employee Stock Purchase Plan will commence.

                                FRONTSTEP, INC.

NOTE 11 -- ACQUISITIONS

     On February 9, 2000, the Company acquired Profit Solutions, Inc. ("PSI"), a Minnesota corporation and provider of Web-centric customer relationship management applications with sales, marketing, service and business intelligence functionality, for approximately $2,100,000 in cash paid at closing and $5,000,000 in unsecured, subordinated promissory notes. The transaction was accounted for as a purchase and resulted in a one-time, non-recurring charge of $638,000 relating to the write-off of acquired in-process technology of PSI.

     The following table sets forth the unaudited consolidated pro forma results of operations for the period indicated giving effect to the acquisition as if it had occurred at the beginning of the period indicated. The non-recurring charge of $638,000 is excluded from pro forma net income (loss). No pro forma information is required for the years ended June 30, 2002 and 2001 since all acquisitions occurred in prior years.

                                                                    YEAR ENDED
                                                                   JUNE 30, 2000
                                                               ---------------------
                                                               (IN THOUSANDS, EXCEPT
                                                                  PER SHARE DATA)
Revenue.....................................................         $129,333
Net income (loss)...........................................          (10,888)
Net income (loss) per share, assuming dilution..............            (1.47)

NOTE 12 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                              YEAR ENDED JUNE 30,
                                                         -----------------------------
                                                          2002       2001       2000
                                                         -------   --------   --------
Numerator for basic and diluted income (loss) per
  share -- net income (loss)...........................  $(3,445)  $(26,064)  $(10,205)
                                                         =======   ========   ========
Denominator:
  Weighted average common shares outstanding...........    7,568      7,535      7,411
  Contingently issuable shares.........................       --         --         --
                                                         -------   --------   --------
     Denominator for basic income (loss) per share.....    7,568      7,535      7,411
  Effect of dilutive employee stock options............       --         --         --
                                                         -------   --------   --------
     Denominator for diluted income (loss) per share...    7,568      7,535      7,411
                                                         =======   ========   ========
Basic net income (loss) per share......................  $ (0.46)  $  (3.46)  $  (1.38)
                                                         =======   ========   ========
Diluted net income (loss) per share....................  $ (0.46)  $  (3.46)  $  (1.38)
                                                         =======   ========   ========

     During years ended June 30, 2002, 2001 and 2000 common share equivalents in stock options, warrants and convertible preferred shares were outstanding. However, such common share equivalents were not included in the computation of diluted net income per share because the Company reported a net loss for the period and, therefore, the effect would be anti-dilutive. As of June 30, 2002, 2,106,136 common share equivalents in stock options, 1,603,546 common share equivalents in warrants and 2,267,732 common share equivalents in convertible preferred shares were outstanding.

                                FRONTSTEP, INC.

NOTE 13 -- MINORITY INTEREST

     In June 1998, Frontstep Computer Systems (Singapore) Pte. Ltd., a wholly-owned subsidiary of the Company, sold previously unissued shares of common stock (representing a 13.3% interest in that subsidiary) to Mitsui for $2,000,000. No gain or loss was recognized on the sale of the subsidiary stock.

     The Company, through another subsidiary, and Mitsui also entered into put options which provided that during a six month period which commenced on September 1, 2001, Mitsui would have the right to put the subsidiary shares to the Company at a formula price as provided in the put options, to be not less than an aggregate of $2,000,000. Mitsui exercised the put options in September 2001. Subsequently, the parties executed convertible notes relating to the payment for the subsidiary shares. See Note 7 -- Long-Term Obligations -- Minority interest notes payable. The Mitsui convertible notes were modified in principle in September 2002. See Note 19 -- Subsequent Events.

     In September 1999, the Company formed a new subsidiary, Frontstep Japan Ltd., of which 15% of the initial capitalization was contributed by a minority interest investor.

NOTE 14 -- PREFERRED STOCK

     The Company's Amended Articles of Incorporation authorize 1,000,000 shares of preferred stock, no par value. The Board of Directors is authorized to determine the rights and preferences of these shares. Effective May 10, 2000, the Company consummated a private placement of 566,933 shares of Series A convertible participating preferred shares and warrants to purchase 453,546 common shares (the "Transaction"). Net proceeds realized from the Transaction were $13,375,000.

     The preferred shares are convertible to common shares at any time, in whole or in part, at the holder's option at a defined conversion rate. This conversion rate was originally two common shares for one preferred share. On March 7, 2002, in connection with the Transaction (See Note 7 -- Long-Term Obligations), the Company and the holders of its Series A preferred shares agreed that the conversion price for the Series A preferred shares would be immediately reset from $12.00 per share to $6.00 per share and therefore the conversion rate became four shares for one preferred share. Additionally, concurrent with the Transaction adjustments relating to share price and anti-dilution rights under the original preferred share agreement were waived by the holders of the preferred shares only with respect to the Transaction. The conversion price applicable to the preferred shares is subject to adjustment on the fourth anniversary of the Transaction if the average daily price of the Company's common shares, weighted by trading volume, for the forty consecutive trading days immediately preceding the fourth anniversary ("Average Weighted Price") is less than $6 per share. The adjusted conversion rate is determined by dividing $6 by the Average Weighted Price. This potential adjustment to the conversion rate represents a contingent beneficial conversion feature. Assuming the Average Weighted Price on the fourth anniversary is equal to the closing price of the Company's common shares on June 30, 2002 ($2.99), the adjusted conversion rate would be 8.02 common shares for one preferred share. Mandatory conversion occurs if, at any time after the second anniversary of the Transaction, the daily price of the Company's common shares exceeds $24 for each and every day of any period of forty consecutive trading days.

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

                                FRONTSTEP, INC.

     Concurrent with the execution of the Credit Facility with Foothill (see
Note 7 -- Long-Term Obligations) in July 2001, the exercise price of the warrants issued in the Transaction was reduced to $3.36 per share from $15 per share. The warrants expire five years from the date of the Transaction. The warrants also contain certain adjustment provisions related to share price and provisions for anti-dilution rights, which were waived in connection with the execution of the Credit Facility agreement. The exercise price of the warrants is subject to adjustment on the fourth anniversary of the Transaction if the Average Weighted Price is less than $15 per share. The adjusted exercise price is the greater of a) the Average Weighted Price or b) 75% of the exercise price. Mandatory exercise occurs if, at any time after the second anniversary of the Transaction, the daily price of the Company's common shares exceeds $12 per share for each and every day in any period of forty consecutive trading days. The Company determined that the fair value of the warrants on the date of the Transaction, net of issuance costs, was $2,510,000. This value was determined using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.5%, no dividend yield, volatility factor of .827, and option life of 5 years.

     Under applicable Nasdaq rules, the Company was required to obtain shareholder approval of the issuance of common shares upon conversion of the convertible preferred shares and/or the exercise of the warrants at a price less than the market price of the Company's common shares on the date of the Transaction ($9.1875 per share). The Company submitted to its shareholders at the Company's annual meeting on November 8, 2000 a proposal to approve such issuance and such approval was obtained at that meeting.

NOTE 15 -- BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     The Company designs, develops, markets and supports business software and services for midsize manufacturing companies, including business units of larger companies. The Company operates exclusively in this market and, therefore, only reports on one primary segment.

     Summarized financial information attributable to each of the Company's geographic areas is shown in the following table (in thousands):

                                                        NORTH AMERICA,
                                        UNITED STATES   EXCLUDING U.S.   EUROPE    ASIA/PACIFIC
                                        -------------   --------------   -------   ------------
FISCAL 2002
Total Revenue.........................     $63,386          $3,039       $16,036     $10,125
Operating income (loss) before
  amortization of intangibles and
  special charges.....................      (2,622)          1,800           992        (389)
Operating Income (loss)...............      (4,335)          1,800           928        (389)
Long-lived assets.....................       4,287              14           397         332

FISCAL 2001
Total Revenue.........................     $87,405          $4,103       $14,736     $10,832
Operating income (loss) before
  amortization of intangibles and
  special charges.....................     (18,099)          2,115           259      (2,204)
Operating Income (loss)...............     (27,305)          2,115          (189)     (2,238)
Long-lived assets.....................       6,793              29           312         512

FISCAL 2000
Total Revenue.........................     $98,739          $4,326       $13,941     $11,902
Operating income (loss) before
  amortization of intangibles and
  special charges.....................      (3,564)          1,881        (3,376)     (1,077)
Operating Income (loss)...............      (7,618)          1,881        (3,904)     (1,155)
Long-lived assets.....................       7,099              36           383         468

                                FRONTSTEP, INC.

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

NOTE 18 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                         THREE MONTHS ENDED
                                           -----------------------------------------------
                                           JUNE 30   MARCH 31   DECEMBER 31   SEPTEMBER 30
                                           -------   --------   -----------   ------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 2002
  Total revenue..........................  $22,556   $21,732      $23,327       $24,971
  Gross margin...........................   11,647    10,862       11,580        13,795
  Operating income (loss)................    1,038    (1,278)      (2,507)          751
  Net income (loss)......................      487    (1,242)      (2,887)          197
  Basic income (loss) per common share...  $  0.06   $ (0.16)     $ (0.38)      $  0.03
  Diluted income (loss) per common
     share...............................  $  0.05   $ (0.16)     $ (0.38)      $  0.03

FISCAL 2001
  Total revenue..........................  $28,821   $26,334      $33,856       $28,065
  Gross margin...........................   16,066     9,605       18,801        13,778
  Operating income (loss)................   (4,994)  (15,928)      (1,492)       (5,203)
  Net income (loss)......................   (5,197)  (16,186)      (1,164)       (3,517)
  Basic income (loss) per common share...  $ (0.69)  $ (2.14)     $ (0.16)      $ (0.47)
  Diluted income (loss) per common
     share...............................  $ (0.69)  $ (2.14)     $ (0.16)      $ (0.47)

NOTE 19 -- SUBSEQUENT EVENTS

     On August 12, 2002 and August 28, 2002, the Company issued its 10% convertible subordinated notes (the "Convertible Notes") in the aggregate principal amount of $2.5 million and $1.0 million, respectively to, and received $2.5 million and $1.0 million, respectively in cash from, certain of its preferred shareholders, including Fallen Angel Equity Fund and entities affiliated with Morgan Stanley, and two other shareholders and directors of the Company, Lawrence J. Fox and James A. Rutherford (collectively, the "Investors"), in accordance with the terms of a private placement transaction. The Convertible Notes are each due on May 10, 2004 and are convertible into common shares of the Company at a conversion rate of $2.4876 per share. All $5.0 million of the Convertible Notes have now been drawn down by the Company. See
Note 7 -- Long-Term Obligations.

                                FRONTSTEP, INC.

     A summary of all convertible notes issued as part of the private placement transaction is as follows:

                                                    PRINCIPAL AMOUNT OF   PRINCIPAL AMOUNT OF
                                                       INITIAL NOTES       CONVERTIBLE NOTES
NAME OF INVESTOR                                         PURCHASED             PURCHASED
----------------                                    -------------------   -------------------
Morgan Stanley Dean Witter Venture Partners IV,
  L.P.............................................      $  550,131            $1,283,639
Morgan Stanley Dean Witter Venture Investors IV,
  L.P.............................................      $   63,824            $  148,923
Morgan Stanley Dean Witter Venture Offshore
  Investors IV, L.P...............................      $   21,463            $   50,080
Fallen Angel Equity Fund, L.P.....................      $  264,582            $  617,358
Lawrence J. Fox...................................      $  450,000            $1,050,000
James A. Rutherford...............................      $  150,000            $  350,000
                                                        ----------            ----------
  Total...........................................      $1,500,000            $3,500,000
                                                        ==========            ==========

     The Company and Mitsui entered into convertible note agreements in May 2002 and July 2002 for the payment of $2,000,000 to Mitsui in connection with the exercise of put options. See Note 7 - Long-Term Obligations. In September 2002, the Company and Mitsui agreed in principle to modify the terms of these convertible note agreements with respect to the notes due originally due September 1, 2002. Under the modified terms, 50% of the principal amount of the Mitsui convertible notes that were due September 1, 2002, plus the accrued interest on such amount, will be payable in common shares of the Company based upon a conversion price of $2.85 per share. The Company must register the shares for resale and may issue the common shares to Mitsui at any time prior to January 1, 2003. However, interest continues to accrue on these notes until the common shares are issued and the notes are exchanged. The remaining 50% of the principal amount of the Mitsui convertible notes due September 1, 2002, plus accrued interest, is due and payable no later than January 1, 2003. The amended agreement will provide that, in the event of non-payment, Mitsui has the right to require late payment interest on the unpaid principal and accrue interest at 16% per annum or to convert all of the unpaid principal and accrued interest into common shares of the Company. The price per share for such conversion is the lower of (a) $2.85 or (b) the average of the daily closing price for 30 consecutive trading days prior to January 1, 2003. The Company may repay the Mitsui convertible notes at any time, including the portion exchangeable for common shares of the Company, prior to the issuance of such shares. The Company expects to execute an amended agreement with Mitsui in early October 2002.

     The Company has outstanding under its employee stock option plans options granted pursuant to stock option agreements which contain provisions that provide that the options covered by the agreements will become fully exercisable as of the date of a "change in control" of the Company, as defined in the agreements, if the option has been outstanding six months or more at the time of such change in control. For purposes of the agreements, a "change in control" is deemed to have occurred on the date that any entity or person (including a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1933, other than a trustee or other fiduciary of securities held under an employee benefit plan of the Company or its subsidiaries) becomes the beneficial owner of, or obtains voting control over, any percentage of the Company's outstanding common shares greater than or equal to the percentage beneficially owned by Lawrence J. Fox. On August 12, 2002, as a result of the Convertible Note offering made by the Company and subsequent draws thereon, Morgan Stanley beneficially owned a greater number of our common shares and, consequently a greater percentage of our outstanding common shares than Mr. Fox. As a result, employee stock options covering 388,575 common shares, with exercise prices ranging from $3.55 to $20.50 per share, became vested.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None. The Company filed a current report on Form 8-K, dated November 8, 2000, to report under Item 4 (Changes in Registrant's Certifying Accountant) that effective November 8, 2000, the registrant appointed KPMG LLP as its Certifying Accountant. Ernst & Young LLP was previously the principal accountant for Frontstep. The decision to change accountants was approved by the Audit Committee and the Board of Directors.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's Directors are as follows:

                                                                                      DIRECTOR OF
                                                                                       FRONTSTEP
DIRECTOR              AGE                    PRINCIPAL OCCUPATIONS                       SINCE
--------              ---                    ---------------------                    -----------
Lawrence J. Fox.....  45    Chairman of the Board of Frontstep                           1984
Stephen A. Sasser...  52    President and Chief Executive Officer of Frontstep           1995
Duke W. Thomas......  64    Partner, Vorys, Sater, Seymour and Pease LLP                 1988
James A.
  Rutherford........  55    President of Wingset Inc.                                    1995
Roger D.
  Blackwell.........  61    Professor of Marketing, Fisher College of Business, The      2000
                            Ohio State University and President and Chief Executive
                            Officer Roger Blackwell Associates, Inc.
Guy L. de Chazal....  54    Managing Director of each of Morgan Stanley & Co. Inc.       2000
                            and MSDW Venture Partners IV, Inc.
Barry M.
  Goldsmith.........  57    General Partner, Updata Venture Associates, L.P.             2000
A. Zuheir Sofia.....  58    Chairman of Sofia & Company, Inc.                            2001

     Mr. Fox founded a predecessor to Frontstep in 1979 as a sole proprietorship. He has held his present office as Chairman of the Board since a predecessor to the Company was incorporated in 1984. From 1984 to 1998, Mr. Fox also served as Chief Executive Officer of the Company. Mr. Fox is also a director of Alkon Corporation, a provider of enterprise solutions to the construction industry.

     Mr. Sasser has held the positions of President and Chief Executive Officer of the Company since January 1999. Mr. Sasser previously served the Company, from the time that he joined the Company in July 1995 until January 1999, as President and Chief Operating Officer. Mr. Sasser has served as a director of the Company since July 1995. Mr. Sasser also is a director of Aelita, Inc., a provider of systems management utility tools.

     Mr. Thomas has been a partner of Vorys, Sater, Seymour and Pease LLP, a law firm based in Columbus, Ohio, since 1970. Mr. Thomas is also a director of The Ohio Bar Liability Insurance Co., a lawyers professional liability company, and the Ohio Printing Company, a commercial printing company.

     Mr. Rutherford founded Wingset Inc., a private investment management corporation, and has served as its President since 1992. Mr. Rutherford also serves as Managing Director of Wingset Investments Ltd., a private investment management corporation. Mr. Rutherford is also a director of Ciber, Inc., a provider of information technology consulting services.

     Dr. Blackwell has been associated with The Ohio State University since 1965 and is currently a Professor of Marketing in the Fisher College of Business. Dr. Blackwell also has been President and Chief Executive Officer of Roger Blackwell Associates, Inc., a consulting firm in Columbus, Ohio, since 1980. Dr. Blackwell is a board member of Anthony & Sylvan Pools, Inc., a pool builder and designer; Flex-Funds, a manager and marketer of mutual and money market funds and other investment vehicles; AirNet Systems, Inc., a provider of specialty air courier services; Intimate Brands, Inc., the parent company of several former divisions of The Limited Inc. which includes Victoria's Secret, Victoria's Secret Catalogue and Bath & Body Works; Max & Erma's Restaurants, a chain of casual family dining restaurants throughout the Midwest; Applied Industrial Technologies, which is engaged in business-to-business electronic commerce and distribution; and Diamond Hill Capital Management, Inc., an investment management company.

     Mr. de Chazal has been Managing Director of Morgan Stanley & Co. Inc., an investment bank, since 1994. Mr. de Chazal also serves as a Managing Director of MSDW Venture Partners IV, Inc., a venture capital investments fund. Mr. de Chazal also is a director of Lionbridge Technologies, a provider of globalization services to software publishers, computer hardware manufacturers and telecommunications companies. See also footnotes 4 and 5 under "Principal Holders of Securities."

     Mr. Goldsmith has been a General Partner of Updata Venture Partners, a technology private equity firm, since March of 2000. He also has been the Managing Director of Updata Capital, Inc., a mergers and acquisitions consulting organization, since 1987. Mr. Goldsmith also is the general partner of Fallen Angel Capital, L.L.C. Mr. Goldsmith is currently a board member of Compuware Corporation, a provider of software and professional services for information technology departments of business enterprises; and Dendrite International, Inc., a specialized software services provider. See also footnotes 6 and 7 under "Principal Holders of Securities."

     Mr. Sofia has been Chairman of Sofia & Company, Inc., an Ohio based investment-banking firm, since 2001. He has also been the President of Stanberry Group, LLC, a registered investment advisor, since 1999. Previously, Mr. Sofia was President, COO, Treasurer and Director of Huntington Bancshares Inc., a $26 billion bank holding company which he joined in 1971. Mr. Sofia is also director of the Lancaster Colony Corporation. Mr. Sofia is Vice Chairman of the Ohio Banking Commission and serves on the Western Kentucky University Board of Advisors.

     The Company's executive officers (excluding those that are also directors) are as follows:

NAME                                    AGE                           TITLE
----                                    ---                           -----
Lawrence W. DeLeon...................   47    Executive Vice President, Worldwide Field Operations
Daryll L. Wartluft...................   61    Executive Vice President, Products Group
Robert D. Williams...................   47    Vice President, Human Resources
Aggie G. Haslup......................   51    Vice President, Marketing
Daniel P. Buettin....................   49    Vice President, Finance, Chief Financial Officer and
                                              Secretary

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

     Robert D. Williams joined the Company in September 1995 as Vice President, Human Resources.

     Aggie G. Haslup has held the position of Vice President of Corporate Marketing since November 2001. Ms. Haslup joined the Company in 1996 and has previously served as an operating Vice President with various marketing responsibilities.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Frontstep executive officers and directors, and persons who beneficially own more than 10% of the outstanding common shares, to file initial reports of ownership and reports of changes in ownership of their equity securities of Frontstep with the Commission and the National Association of Securities Dealers, Inc. Frontstep executive officers, directors and greater than 10% beneficial owners are required by Commission regulations to furnish Frontstep with copies of all Section 16(a) forms filed by them. Based solely on a review of the copies of such forms furnished to Frontstep and written representations from Frontstep's executive officers and directors, Frontstep believes that all
Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with for fiscal 2002.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table shows, as to the Chief Executive Officer and the other four most highly compensated executive officers of Frontstep whose salary plus bonus exceeded $100,000, information concerning compensation paid for services to Frontstep in all capacities during the fiscal year ended June 30, 2002, as well as the total compensation paid to each such individual for Frontstep's two previous fiscal years (if such person was the Chief Executive Officer or an executive officer, as the case may be, during any part of such fiscal years).

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG TERM
                                                                                COMPENSATION
                                                                                   AWARDS
                                               ANNUAL COMPENSATION              ------------
                                    -----------------------------------------    SECURITIES
NAME AND                                                       OTHER ANNUAL      UNDERLYING       ALL OTHER
PRINCIPAL POSITION(S)        YEAR   SALARY ($)   BONUS ($)   COMPENSATION ($)     OPTIONS      COMPENSATION ($)
---------------------        ----   ----------   ---------   ----------------   ------------   ----------------
Lawrence J. Fox............  2002    $247,500        None        $28,236(1)        22,400(12)      $ 5,049(2)
  Chairman of the Board      2001     269,271        None         39,771(1)          None           33,107(3)
                             2000     275,000        None         36,690(1)          None           33,000(4)
Stephen A. Sasser..........  2002    $270,000        None           None             None          $ 5,505(5)
  President and Chief        2001     293,750     $74,880           None             None            7,494(6)
  Executive Officer          2000     272,000        None           None             None            6,262(7)
Stephen A. Yount (8).......  2002    $165,600     $12,000           None           20,000          $53,807(9)
  Executive Vice President   2001     180,167      26,774           None             None            1,565(10)
  Business Development       2000     170,000      42,778           None           10,000           14,024(11)
  and Channel Operations
Lawrence W. DeLeon.........  2002    $171,000        None           None           30,000          $ 4,215(2)
  Executive Vice President   2001     186,042      48,170           None           10,000            5,855(2)
  Frontstep Worldwide        2000     165,000       7,440           None             None            5,055(2)
  Field Operations
Daryll L. Wartluft.........  2002    $180,000        None           None           98,800(13)      $ 2,250(2)
  Executive Vice President   2001     195,833      35,170           None           25,000            2,694(2)
  Frontstep Product Group    2000     189,000      19,828           None             None            2,684(2)

---------------

 (l) Includes payment for automobile allowance, other travel costs, club dues, legal fees and tax preparation costs.

 (2) Represents Frontstep's matching contribution to the 401(k) Profit Sharing Plan for the named officer.

 (3) Includes $28,000 paid for premiums on split term life insurance on the named officer and Frontstep's matching contribution to 401(K) Profit Sharing Plan of $5,107.

 (4) Includes $28,000 paid for premiums on split term life insurance on the named officer and Frontstep's matching contribution to 401(K) Profit Sharing Plan of $5,000.

 (5) Includes $2,130 paid for premiums on split term life insurance on the named officer and Frontstep's matching contribution to the 401(K) Profit Sharing Plan of $3,375.

 (6) Includes $2,130 paid for premiums on split term life insurance on the named officer and Frontstep's matching contribution to the 401(K) Profit Sharing Plan of $5,364.

 (7) Includes $2,130 paid for premiums on split term life insurance on the named officer and Frontstep's matching contribution to the 401(k) Profit Sharing Plan of $4,132.

 (8) Mr. Yount terminated his employment with the Company in August 2002.

 (9) Includes a reduction of $37,500 to the principal balance outstanding on a loan made by Frontstep to the named officer, relocation costs of $14,754 and Frontstep's matching contribution of $1,553 to the 401(k) Profit Sharing Plan for the named officer.

(10) Represents Frontstep's matching contribution to the 401(K) Profit Sharing Plan for the named officer.

(11) Includes a reduction of $12,500 to the principal balance outstanding on a loan made by Frontstep to the named officer, and Frontstep's matching contribution of $1,413 to the 401(K) Profit Sharing Plan for the named officer.

(12) Stock options issued in connection with the Company's exchange offer. Mr. Fox returned 28,000 outstanding options for cancellation.

(13) Includes 68,800 stock options issued in connection with the Company's exchange offer. Mr. Wartluft returned 86,000 outstanding options for cancellation.

STOCK OPTION GRANTS AND EXERCISES

     The following table sets forth certain information with respect to stock options awarded during fiscal year 2002 to executive officers named in the Summary Compensation Table. These option grants are also reflected in the Summary Compensation Table. In accordance with Securities and Exchange Commission ("Commission") rules, the hypothetical realizable values for each option grant are shown based on compound annual rates of stock price appreciation of 5% and 10% from the grant date to the expiration date. The assumed rates of appreciation are prescribed by the Commission and are for illustration purposes only; they are not intended to predict future stock prices, which will depend upon market conditions and Frontstep's future performance and prospects.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                             INDIVIDUAL GRANTS                       POTENTIAL REALIZABLE
                           ------------------------------------------------------      VALUE AT ASSUMED
                            NUMBER OF     % OF TOTAL                                 ANNUAL RATES OF STOCK
                             SHARES        OPTIONS                                  PRICE APPRECIATION FOR
                           UNDERLYING     GRANTED TO      EXERCISE                      OPTION TERM(2)
                             OPTIONS     EMPLOYEES IN      PRICE       EXPIRATION   -----------------------
NAME                       GRANTED (#)   FISCAL YEAR    ($/SHARE)(1)      DATE        5% ($)      10% ($)
----                       -----------   ------------   ------------   ----------   ----------   ----------
Lawrence J. Fox..........    22,400(3)       3.21%         $3.12        6/10/2012    $ 43,952     $111,383
Stephen A. Sasser........       -0-           N/A            N/A              N/A         N/A          N/A
Stephen A. Yount.........    20,000          2.86%         $3.92       11/07/2011    $ 49,305     $124,949
Lawrence W. DeLeon.......    30,000          4.30%         $3.92       11/07/2011    $ 73,958     $187,424
Daryll L. Wartluft.......    98,800(4)      14.15%         $3.12        6/10/2012    $193,861     $491,281

---------------

(1) Represents the market price of the Shares on the date of grant.

(2) The dollar amounts reflected in this table are the result of calculations at the 5% and 10% annual appreciation rates set by the Commission for illustrative purposes and assume the options are held until their expiration date. Such dollar amounts are not intended to forecast future financial performance or possible future appreciation in the price of the Company's common shares. Shareholders are therefore cautioned against drawing any conclusions from the appreciation data shown, aside from the fact that the persons indicated will only realize value from the option grants shown when the price of the Company's common shares appreciates, which benefits all shareholders commensurately.

(3) Stock options issued in connection with the Company's exchange offer. Mr. Fox returned 28,000 outstanding options for cancellation.

(4) Includes 68,800 stock options issued in connection with the Company's exchange program. Mr. Wartluft returned 86,000 outstanding options for cancellation.

     Options granted to Frontstep executive officers generally vest and become exercisable in increments of 25% on each anniversary of the grant date, provided the executive officer continues in the employ of Frontstep, and provided further that, upon the occurrence of certain change in control events (defined in the Frontstep stock option agreements) all such options outstanding six months or more prior to the date of such change in control event will become fully vested. See discussion below regarding the Company voluntary option exchange program.

     We have outstanding under our employee stock option plans options granted pursuant to stock option agreements which contain provisions that provide that the options covered by the agreements will become fully exercisable as of the date of a "change in control" of the Company, as defined in the agreements, if the option has been outstanding six months or more at the time of such change in control. For purposes of the agreements, a "change in control" is deemed to have occurred on the date that any entity or person (including a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1933, other than a trustee or other fiduciary of securities held under an employee benefit plan of the Company or its subsidiaries) becomes the beneficial owner of, or obtains voting control over, any percentage of our outstanding common shares greater than or equal to the percentage beneficially owned by Lawrence J. Fox. On August 12, 2002, as a result of the Convertible Note offering made by the Company and subsequent draws thereon, Morgan Stanley beneficially owned a greater number of our common shares and, consequently a greater percentage of our outstanding common shares than Mr. Fox. As a result, employee stock options covering 388,575 common shares, with exercise prices ranging from $3.55 to $20.50 per share, became vested. Of these, none were held by Mr. Fox and options for 192,000 common shares with exercise prices ranging from $3.92 to $10.69 per share were held by other executive officers of the Company.

     On October 30, 2001, the Company offered all participants, including executive officers, of its Non-Qualified Stock Option Plan for Key Employees and its 1999 Non-Qualified Stock Option Plan for Key Employees (collectively, "the Plans") the opportunity to participate in a voluntary stock option exchange program. The program generally allowed a participant to return options held at that time to the Company in exchange for new options to be granted at a future date at least six months and one day after the date of cancellation of the old options by the Company. As of the date of the offer, options to purchase 1,586,054 shares of the Company were outstanding pursuant to the Plans. The offer expired on December 7, 2001 and options to purchase 366,111 common shares were returned to the Company and cancelled. On June 10, 2002, the Company issued 333,764 new options with an exercise price of $3.12 per share, which was the market price per share of the Company's common shares on the date of grant. The new options have other terms and conditions substantially the same as the old options. Executive officers of the Company who participated in the exchange program returned options for 125,000 common shares for cancellation and were issued for new options on June 10, 2002 for 100,000 common shares in exchange for the cancelled options which vest over 2 years.

     The following table shows the number of all vested (exercisable) and unvested (not yet exercisable) stock options held by each executive officer named in the Summary Compensation Table at the end of fiscal year 2002, and the value of all such options that were "in the money" (i.e., the market price of the common shares covered by the options was greater than the exercise price of the options) at the end of fiscal year 2002.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                      AND
                         FISCAL YEAR END OPTION VALUES

                                                             NUMBER OF SHARES                VALUE OF
                                                          UNDERLYING UNEXERCISED        UNEXERCISED IN-THE-
                                  SHARES                        OPTIONS AT             MONEY OPTIONS HELD AT
                                ACQUIRED ON    VALUE        FISCAL YEAR END (#)         FISCAL YEAR END ($)
                                 EXERCISE     REALIZED   -------------------------   -------------------------
NAME                                (#)         ($)      EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                            -----------   --------   -------------------------   -------------------------
Lawrence J. Fox                     -0-         -0-           160,000/22,400                   $0/$0
Stephen A. Sasser                   -0-         -0-                540,000/0                   $0/$0
Stephen A. Yount                    -0-         -0-           122,500/22,500                   $0/$0
Lawrence W. DeLeon                  -0-         -0-                167,000/0                   $0/$0
Daryll L. Wartluft                  -0-         -0-            25,000/98,800                   $0/$0

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth certain information regarding the Company's employee and outside directors stock option plans at September 15, 2002 and as of June 30, 2002:

                                     SEPTEMBER 15, 2002                               JUNE 30, 2002
                         -------------------------------------------   -------------------------------------------
                                                         NUMBER OF                                     NUMBER OF
                                                        SECURITIES                                    SECURITIES
                           NUMBER OF                     REMAINING       NUMBER OF                     REMAINING
                         SECURITIES TO    WEIGHTED-    AVAILABLE FOR   SECURITIES TO    WEIGHTED-    AVAILABLE FOR
                           BE ISSUED       AVERAGE        FUTURE         BE ISSUED       AVERAGE        FUTURE
                             UPON         EXERCISE       ISSUANCE          UPON         EXERCISE       ISSUANCE
                          EXERCISE OF     PRICE OF     UNDER EQUITY     EXERCISE OF     PRICE OF     UNDER EQUITY
                          OUTSTANDING    OUTSTANDING   COMPENSATION     OUTSTANDING    OUTSTANDING   COMPENSATION
PLAN CATEGORY               OPTIONS        OPTIONS         PLANS          OPTIONS        OPTIONS         PLANS
-------------            -------------   -----------   -------------   -------------   -----------   -------------
Equity compensation
  plans approved by
  security holders.....    1,776,136        $5.68         665,140        1,706,136        $5.97         626,620
Equity compensation
  plans not approved by
  security holders.....      400,000        $3.81             -0-          400,000        $3.81             -0-
Total..................    2,176,136        $4.63         665,140        2,106,136        $5.45         626,620

     The Company has a Non-Qualified Stock Option Plan for Key Executives (the "Key Executives Plan") which has not been approved by shareholders of the Company. The Key Executive Plan provides for the grant of a total of 400,000 common shares and, as of June 30, 2002, all such options were issued and are outstanding.

COMPENSATION OF DIRECTORS

     The Board of Directors held a total of seventeen meetings during 2002. The board has an Audit Committee, a Compensation Committee, a Stock Option Committee and a Corporate Development Committee. Each of these committees is responsible to the full Board of Directors and its activities are therefore subject to approval of the board.

     For the fiscal year ended June 30, 2002, the compensation arrangement between Frontstep and all directors who are not employees of Frontstep ("Outside Directors") was as follows: $500 for each Board meeting attended; and $1,250 per quarter. During the 2002 fiscal year, each of the Outside Directors agreed to defer the payment of such compensation. In addition, from time to time, the Outside Directors receive options to acquire common shares under the Frontstep, Inc. Stock Option Plan for Outside Directors (the "Directors' Plan").

During the 2002 fiscal year, 20,000 options were granted under the Directors' Plan. In August 2002, each outside Director, excluding Mr. Goldsmith and Mr. de Chazal, received a grant of 25,000 options in consideration for deferral of their compensation in Fiscal 2002. Employee directors do not receive any additional compensation for serving as a director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No current member of the compensation committee is an officer or employee of Frontstep. No member of the compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

     Mr. Thomas is a partner of the law firm of Vorys, Sater, Seymour and Pease LLP. During fiscal 2002, Frontstep used, and anticipates that it will continue to use, the services of such firm.

     Mr. Goldsmith is the general partner of Fallen Angel Capital, L.L.C., which is the general partner of Fallen Angel Equity Fund. Fallen Angel Equity Fund is a holder of Series A preferred shares and Convertible Notes and Frontstep has issued warrants to purchase common shares to Fallen Angel Equity Fund relating to each of these transactions, as described above under the heading "Certain Transactions and Relationships" and in footnotes 6 and 7 under "Principal Holders of Securities."

REPRESENTATION ARRANGEMENT

     On May 10, 2000, the Company entered into an Investor Rights Agreement with affiliates of Morgan Stanley, Fallen Angel Equity Fund ("Fallen Angel") and Lawrence J. Fox in connection with the sale of its preferred shares and warrants to the preferred shareholders of the Company. The agreement was amended and restated in March 2002 in connection with the issuance of convertible notes and warrants to certain of the preferred shareholders and to Mr. Fox and Mr. Rutherford. Pursuant to the terms of the Amended and Restated Investor Rights Agreement, each of the parties to the original agreement, including the Company, and Mr. Rutherford have agreed to take all reasonably necessary or desirable legal actions within its or his control so that, among other things, until May 10, 2004 (i) the authorized number of the Company's directors will be 8; (ii) one director on the Company's board will be designated by each of Morgan Stanley and Fallen Angel; (iii) one director on the Company's board will be Lawrence J. Fox; and (iv) management's slate of directors, including the designees of Morgan Stanley and Fallen Angel, and Mr. Fox, will be elected to the Company's board.

     Guy de Chazal currently serves as the representative of Morgan Stanley on the Frontstep Board of Directors. Mr. de Chazal is a Managing Director of Morgan Stanley & Co. Inc. and of MSDW Venture Partners IV, Inc., an entity controlled by Morgan Stanley and the managing member of MSDW Venture Partners IV, L.L.C., the general partner of each of the Morgan Stanley affiliate entities that hold outstanding preferred shares, warrants and/or convertible notes of the Company. See also footnotes 4 and 5 to the principal shareholders table in Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Barry Goldsmith currently serves as the representative of Fallen Angel on the Frontstep Board of Directors. Mr. Goldsmith is the general partner of Fallen Angel Capital, L.L.C., which is the general partner of Fallen Angel. See also footnotes 6 and 7 to the principal shareholders table in Item 12. Security Ownership of Certain Beneficial Owners and Management.

EMPLOYMENT AGREEMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Stephen A. Sasser. Frontstep has an employment agreement dated July 5, 1995, as amended on April 1, 1997 and December 15, 1998, with Stephen A. Sasser, President and Chief Executive Officer (the "Sasser Agreement"). Mr. Sasser also is a director of the Company. The term of the Agreement extends to July 5, 2002. The Sasser Agreement, however, provides for automatic renewal for one additional year to each July 4 thereafter unless prior notice of non-renewal is given by Frontstep at least 120 days before the expiration of the term of the Sasser Agreement. Under the Sasser Agreement, Mr. Sasser agrees to serve as President and Chief Executive

Officer of Frontstep. He further agrees to serve as director of Frontstep and as an officer and/or director of any of Frontstep's subsidiaries or affiliates if elected as such.

     The Sasser Agreement provides for an annual base salary of not less than $272,000 and additional compensation pursuant to a bonus plan approved by the Compensation Committee of the Frontstep Board of Directors with an annual target bonus opportunity of not less than $188,000. The Company did not meet the aggregate target bonus opportunity for the fiscal 2001, but Mr. Sasser did receive a bonus payment of $74,880 with respect to the Company's quarterly performance through December 2000. Mr. Sasser did not receive bonus payment in fiscal 2000 and his fiscal 1999 bonus payment was $101,520.

     If Mr. Sasser's employment with Frontstep is terminated as the result of his death or disability (as defined in the Sasser Agreement), or by Frontstep for cause (as defined in the Sasser Agreement), then he will be entitled to receive his base salary through the date of termination and bonus compensation as provided for under the Sasser Agreement on a pro rata basis to the extent that Frontstep has achieved annual targets and objectives as of the date of termination. In the event of termination of Mr. Sasser's employment by Frontstep other than for cause or disability (in each case, as defined in the Agreement) or by Mr. Sasser within one year after a "change in control" of Frontstep (as defined in the Sasser Agreement), in addition to the prorated base salary and bonus compensation previously described, Mr. Sasser will be entitled to receive an amount equal to his annual base salary, plus an amount equal to the highest bonus earned by him under the terms of the Sasser Agreement for any fiscal year prior to the date of termination, and other specified benefits. If any of this results in additional tax to him under Section 4999 of the Internal Revenue Code, Frontstep is required to make an additional payment to him so as to provide Mr. Sasser with the benefits he would have received in the absence of such tax. Pursuant to other terms of the Sasser Agreement, an option for 400,000 common shares was granted to Mr. Sasser effective in January 1996 and an option for an additional 140,000 common shares was granted to Mr. Sasser in July 1996.

     The Sasser Agreement also requires Frontstep to maintain a policy of insurance on Mr. Sasser's life in the amount of $1 million, the proceeds of which policy to be payable upon his death to beneficiaries designated by Mr. Sasser or to his estate if no such designation is made.

     Lawrence J. Fox. Pursuant to a resolution adopted by the Compensation Committee of the Board of Directors, the Company has agreed to maintain the salary of Mr. Fox, Chairman of the Board of Directors, at $250,000 a year, so long as any of the Notes held by him remain unpaid and outstanding.

     Severance Arrangements with Executive Officers. Each of the Company's executive officers, other than Mr. Fox and Mr. Sasser, have entered into severance agreements with the Company dated September 13, 2002. These agreements are intended to foster the continued employment of the executive officers with the Company in the event of a "Change in Control" as such term is defined in the agreements. Generally, for a period of six months following a Change in Control, the executive officers are entitled to an amount of severance equal to six months of their current base salary and benefits in effect at the time of their termination if, for certain reasons provided in the agreement, their employment is terminated. These agreements expire on August 31, 2004 or six months following a Change in Control. The term of the agreements will be automatically extended for one-year terms after August 31, 2004 unless otherwise terminated prior to such time by the Company's Board of Directors.

     Miscellaneous. Awards of stock options to Frontstep employees under any of Frontstep's stock option programs, including the named executive officers, generally will vest upon a change in control of Frontstep (as defined in Frontstep's employee stock option agreements).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the names and addresses of, and the number and percentage of our common shares and Series A preferred shares, respectively, beneficially owned as of September 15, 2002 (except as otherwise noted) by, the only persons known to Frontstep to beneficially own more than 5% of each class of outstanding shares:

                                                                                 SERIES A
                                                 COMMON SHARES               PREFERRED SHARES
                                           -------------------------     -------------------------
                                            AMOUNT AND                    AMOUNT AND
                                            NATURE OF                     NATURE OF
                NAME AND                    BENEFICIAL      PERCENT       BENEFICIAL      PERCENT
                 ADDRESS                   OWNERSHIP(1)     OF CLASS     OWNERSHIP(1)     OF CLASS
                --------                   ------------     --------     ------------     --------
Lawrence J. Fox..........................   2,824,754(2)     33.19%           None            None
  2800 Corporate Exchange Drive
  Columbus, Ohio 43231
Stephen A. Sasser........................     567,199(3)      7.00%           None            None
  2800 Corporate Exchange Drive
  Columbus, Ohio 43231
Morgan Stanley affiliated entities.......   3,026,886(4)     28.57%        400,266(5)         70.6%
  1585 Broadway
  New York, New York 10036
Fallen Angel Equity Fund, L.P............   1,260,368(6)     14.28%        166,667(7)         29.4%
  960 Holmdel Road
  Holmdel, New Jersey 07733
James A. Rutherford......................     424,397(8)      5.39%           None            None
  15 South High Street
  New Albany, Ohio 43054

---------------

(1) Unless otherwise indicated, each named person has voting and investment power over the listed shares and such voting and investment power is exercised solely by the named person or shared with a spouse. The Series A preferred shares are convertible on a 4-for-1 basis (subject to adjustment) into common shares.

(2) Includes (i) 1,878,924 shares held directly by Mr. Fox, (ii) 180,000 shares issuable upon exercise of outstanding warrants exercisable within the next 60 days, (iii) 160,000 shares subject to options exercisable within the next 60 days, (iv) 602,991 shares issuable upon conversion of outstanding Convertible Notes within the next 60 days and (v) 2,839.1091 shares held for the account of Mr. Fox in the Company's 401(k) Plan.

(3) Includes (i) 540,000 shares subject to options exercisable within the next 60 days and (ii) 6,199 shares held for the account of Mr. Sasser in the Company's 401(k) Plan.

(4) As reported in a Schedule 13D filed on May 19, 2002 as amended with the Securities and Exchange Commission (the "MS Schedule 13D"). Includes (i) 1,601,064 shares issuable upon conversion of outstanding Series A Preferred shares which are convertible on a 4-for-1 basis within the next 60 days,
    (ii) 574,379 shares issuable upon exercise of outstanding warrants which are exercisable within the next 60 days and (iii) 851,443 shares issuable upon conversion of outstanding Convertible Notes within the next 60 days. According to the MS Schedule 13D, Morgan Stanley has shared voting and investment power with respect to 3,026,886 of the shares shown; MSDW Venture Partners IV, Inc. ("MSVP Inc.") and MSDW Venture Partners IV, L.L.C. ("MSVP LLC") each have shared voting and investment power with respect to 2,611,676 of the shares shown; Morgan Stanley Dean Witter Venture Partners IV, L.P. ("MSVP IV") has shared voting and investment power with respect to 2,261,135 of the shares shown; Morgan Stanley Dean Witter Venture Offshore Investors IV, L.P. ("MSVOI IV") has shared voting and investment power with respect to 88,214 of the shares shown; Morgan Stanley Dean Witter Venture Investors IV, L.P. ("MSVI IV") has shared investment and voting power with respect to 262,327 of the shares shown; Morgan Stanley Dean Witter Equity Funding, Inc. ("Equity Funding") has shared voting and investment power with respect to 394,445 of the shares shown; and Originators Investment Plan, L.P. ("OIP") has shared voting and investment power with respect to 20,765 of the shares shown. According to the MSDW Schedule 13D, the general partner of each of MSVP IV, MSVI IV and MSVOI IV is MSVP LLC, and the corporate managing member of MSVP LLC is MSVP Inc. a wholly-owned subsidiary of Morgan Stanley ("MS"). Equity Funding also is a wholly-owned subsidiary of MS as reported in the MS Schedule 13D. The managing member of OIP is MSDW Investors, Inc. ("OIP Investors"), which is a wholly-owned subsidiary of MS. According to the MS Schedule 13D, the principal business address of MSVP Inc., MSVP LLC, MSVP IV, MSVOI IV, MSVI IV Equity Funding, OIP and OIP Investors address is 1585 Broadway, New York, New York 10036. Guy de Chazal, a director of Frontstep, is Managing Director of MSVP Inc., and may be deemed to share beneficial ownership of 2,611,676 of the shares shown. Mr. de Chazal disclaims beneficial ownership of these shares.

(5) As reported in the MS Schedule 13D. Includes 400,266 shares which are convertible within the next 60 days on a 4-for-1 basis into 1,601,064 common shares. According to the MS Schedule 13D, MS has shared voting and investment power with respect to 400,266 of the shares shown, MSVP Inc. and MSVP LLC each have shared voting and investment power with respect to 313,764 of the shares shown, MSVP IV has shared voting and investment power with respect to 271,650 of the shares shown, MSVOI IV has shared voting and investment power with respect to 10,598 of the shares shown, MSVI IV has shared voting and investment power with respect to 31,516 of the shares shown, Equity Funding has shared voting and investment power with respect to 82,176 of the shares shown and OIP has shared voting and investment power with respect to 4,326 of the shares shown. Guy de Chazal, a director of Frontstep, is Managing Director of MSVP, Inc., and may be deemed to share beneficial ownership of 313,764 of the shares shown. Mr. de Chazal disclaims beneficial ownership of these shares.

(6) As reported in a Schedule 13D filed on May 19, 2000 as amended with the Securities and Exchange Commission (the "Fallen Angel Schedule 13D"). Includes (i) 666,668 shares issuable upon conversion of outstanding Series A preferred shares which are convertible on a 4-for-1 basis into common shares within the next 60 days, (ii) 239,167 shares issuable upon exercise of outstanding warrants which are exercisable within the next 60 days and (iii) 354,533 shares issuable upon conversion of outstanding convertible notes within the next 60 days. According to the Fallen Angel Schedule 13D, Fallen Angel Capital, L.L.C. ("FAC"), the general partner of Fallen Angel Equity Fund, L.P., has shared voting and investment power with respect to these shares. The principal business address of FAC is 125 Half Mile Road, Red Bank, New Jersey 07701. Barry Goldsmith, a director of Frontstep, is the general partner of FAC and may be deemed to share beneficial ownership of the shares shown. Mr. Goldsmith disclaims beneficial ownership of these shares.

(7) As reported in the Fallen Angel Schedule 13D. Includes 166,667 shares which are convertible on a 4-for-1 basis within the next 60 days into 666,668 shares. According to the Fallen Angel Schedule 13D, FAC, the general partner of Fallen Angel Equity Fund, L.P., has shared voting and investment power with respect to the shares shown. Barry Goldsmith, a director of Frontstep, is the general partner of FAC and may be deemed to share beneficial ownership of the shares shown. Mr. Goldsmith disclaims beneficial ownership of these shares.

(8) Includes (i) 118,400 shares held directly by Mr. Rutherford , (ii) 60,000 shares issuable upon exercise of outstanding warrants exercisable within the next 60 days, (iii) 45,000 shares subject to options exercisable within the next 60 days and (iv) 200,997 shares issuable upon conversion of outstanding convertible notes within the next 60 days.

     The following table sets forth, as of September 15, 2002, certain information with respect to the Shares beneficially owned by each director of Frontstep, each executive officer of Frontstep named in the Summary Compensation Table herein and by all directors and executive officers of Frontstep as a group.

                                 COMMON SHARES

                                                            AMOUNT AND NATURE OF
NAME                                                       BENEFICIAL OWNERSHIP(1)   PERCENT OF CLASS(2)
----                                                       -----------------------   -------------------
Lawrence J. Fox..........................................         2,824,754(3)              33.19%
Duke W. Thomas...........................................            65,819(4)                  *
James A. Rutherford......................................           424,397(5)               5.39%
Stephen A. Sasser........................................           567,199(6)               7.00%
Roger D. Blackwell.......................................            55,000(4)                  *
Guy de Chazal............................................              None(7)               None
Barry Goldsmith..........................................            20,000(8)                  *
A. Zuheir Sofia..........................................            45,000(4)                  *
Lawrence W. DeLeon.......................................           176,000(9)               2.28%
Stephen A. Yount.........................................           123,500(10)              1.61%
Daryll L. Wartluft.......................................            25,000(11)                 *
Aggie G. Haslup..........................................            33,839(12)                 *
Robert D. Williams.......................................            23,000(13)                 *
Daniel P. Buettin........................................           105,000(14)              1.37%
All directors and executive Officers as a group (14
  persons)...............................................         4,488,508(15)             45.10%

---------------

  * Represents less than 1% of the outstanding common shares.

 (1) Each named beneficial owner has sole voting and investment power with respect to the shares listed, except as otherwise noted. None of the persons listed hold any Series A Preferred Shares. See also footnotes 4, 5, 6 and 7 under "Principal Holders of Securities."

 (2) Percentage of beneficial ownership is based on 7,568,218 common shares outstanding as of September 15, 2002 and the other beneficially owned shares by the persons listed above.

 (3) Includes (i) 1,878,924 shares held directly by Mr. Fox, (ii) 180,000 shares issuable upon exercise of outstanding warrants exercisable within the next 60 days, (iii) 160,000 shares subject to options exercisable within the next 60 days, (iv) 602,991 shares issuable upon conversion of outstanding convertible notes within the next 60 days and (v) 2,839.1091 shares held for the account of Mr. Fox in the Company's 401(k) Plan.

 (4) Includes 45,000 shares subject to options exercisable within the next 60 days.

 (5) Includes (i) 118,400 shares held directly by Mr. Rutherford , (ii) 60,000 shares issuable upon exercise of outstanding warrants exercisable within the next 60 days, (iii) 45,000 shares subject to options exercisable within the next 60 days and (iv) 200,997 shares issuable upon conversion of outstanding Convertible Notes within the next 60 days.

 (6) Includes (i) 540,000 shares subject to options exercisable within the next 60 days and (ii) 6,199 shares held for the account of Mr. Sasser in the Company's 401(k) Plan.

 (7) Does not include shares beneficially owned by Morgan Stanley, as to which shares Mr. de Chazal disclaims beneficial ownership. See also footnotes 4 and 5 under "Principal Holders of Securities".

 (8) Does not include shares beneficially owned by Fallen Angel Equity Fund, L.P., as to which shares Mr. Goldsmith disclaims beneficial ownership. See also footnotes 6 and 7 under "Principal Holders of Securities."

 (9) Includes 167,000 shares subject to options exercisable within the next 60 days.

(10) Includes 122,500 shares subject to options exercisable within the next 60 days. Mr. Yount terminated his employment with the Company in August, 2002.

(11) Includes 25,000 shares subject to options exercisable within the next 60 days.

(12) Includes (i) 22,300 shares subject to options exercisable within the next 60 days and (ii) 1,811 shares held for the account of Mrs. Haslup in the Company's 401(k) Plan. Mrs. Haslup disclaims beneficial ownership of 5,065 shares.

(13) Includes 22,000 shares subject to options exercisable within the next 60 days.

(14) Includes 105,000 shares subject to options exercisable within the next 60 days.

(15) Includes (i) 240,000 shares issuable upon exercise of outstanding warrants exercisable within the next 60 days, (ii) 1.339,800 shares subject to options exercisable within the next 60 days and (iii) $2,000,000 principal amount of Convertible Notes convertible into 803,988 shares within the next 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March and August 2002, the Company issued its convertible notes and warrants to certain of its preferred shareholders, including entities affiliated with Morgan Stanley and Fallen Angel Equity Fund, and two of its directors, Lawrence J. Fox and James A. Rutherford. In connection with the transaction, the Company's preferred shareholders, including the Morgan Stanley affiliates and Fallen Angel, agreed to waive pre-emptive and anti-dilution rights which they may have had under the original Investor Rights Agreement with the Company as a result of the convertible notes transaction. The Company agreed to reduce the conversion price on its outstanding preferred shares held by them from $12.00 per share to $6.00 per share. For more detailed information regarding this transaction, see Item 5. Market for Registrant's Common Equity and Related Stockholder Matters -- Sale of Unregistered Securities and Note 7 -- Long-Term Obligations to Financial Statements and Note 19 -- Subsequent Events to Financial Statements. On May 10, 2000, the Company sold its preferred shares and warrants to purchase its common shares to entities controlled by Morgan Stanley and Fallen Angel Equity Fund. The warrants originally were exercisable at an exercise price of $15.00 per share, subject to adjustment, until May 10, 2005. In connection with the Foothill transaction, we agreed to reduce the exercise price of the warrants to $3.36 per share and the warrant holders agreed to waive adjustments to the exercise price of the warrants and the conversion price for the preferred shares held by them as a result of the Foothill transaction. See
Note 14 -- Preferred Stock to Financial Statements included herein in Item 8.

     Guy de Chazal, a director of Frontstep, is Managing Director of MSDW Venture Partners IV, Inc., an entity controlled by Morgan Stanley and the managing member of MSDW Venture Partners IV, LLC. See also footnotes 4 and 5 to the principal shareholders table under Item 12. Security Ownership of Certain Beneficial Owners and Management. Barry Goldsmith, a director of the Company, is the general partner of Fallen Angel Capital, L.L.C., the general partner of Fallen Angel. See also footnotes 6 and 7 to the principal shareholders table under Item 12. Security Ownership of Certain Beneficial Owners and Management. Messrs. Fox and Rutherford are directors and principal shareholders of the Company. See the principal shareholders table under Item 12. Security Ownership of Certain Beneficial Owners and Management.

     On February 25, 2002, the Company entered into an agreement with Updata Capital, Inc. ("Updata Capital") under which Updata Capital will provide various services to assist the Company in its evaluation of strategic and business alternatives and other financial advisory services as agreed upon by the parties. Under this agreement, Updata will be paid a fee, the amount and timing of which is contingent upon successful completion of its responsibilities. Barry Goldsmith, a director of the Company, is Managing Director of Updata Capital, Inc. See also footnotes 6 and 7 to the principal shareholders table under Item
12. Security Ownership of Certain Beneficial Owners and Management. In the current fiscal year, no fees were paid to Updata Capital.

     During the Company's last fiscal year, Vorys, Sater, Seymour and Pease LLP rendered legal services on behalf of Frontstep. Duke W. Thomas, a director of Frontstep, is a partner in that firm.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

     Reports of Independent Auditors

     Consolidated Balance Sheets as of June 30, 2002 and 2001

     Consolidated Statements of Operations for the Years Ended June 30, 2002, 2001 and 2000

     Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows for the Years Ended June 30, 2002, 2001 and 2000

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

     (a)(3) Exhibits

     The following exhibits are included in this Annual Report on Form 10-K:

EXHIBIT NO.                 DESCRIPTION                                  PAGE
-----------   ---------------------------------------   ---------------------------------------
3(a)(1)       Amended Articles of Incorporation of      Incorporated herein by reference to
              Frontstep, (f/k/a "Symix Systems,         Exhibit 3(a)(1) to the Registrant's
              Inc.") (the "Registrant") (as filed       Annual Report on Form 10-K Inc. for the
              with the Ohio Secretary of State on       fiscal year ended June 30, 1997 (File
              February 8, 1991)                         No. 0-19024)
3(a)(2)       Certificate of Amendment to the Amended   Incorporated herein by reference to
              Articles of Incorporation of the          Exhibit 3(a)(2) to the Registrant's
              Registrant (as filed with the Ohio        Annual Report on Form 10-K for the
              Secretary of State on July 16, 1996)      fiscal year ended June 30, 1997 (File
                                                        No. 0-19024)
3(a)(3)       Certificate of Amendment to the Amended   Incorporated herein by reference to
              Articles of Incorporation, as amended     Exhibit 3(a)(3) to the Registrant's
              of the Registrant (as filed with the      Quarterly Report on Form 10-Q for the
              Ohio Secretary of State on May 10,        fiscal quarter ended March 31, 2000
              2000)                                     (File No. 0-19024)
3(a)(4)       Certificate of Amendment to the Amended   Incorporated herein by reference to
              Articles of Incorporation, as amended     Exhibit 3(a)(4) to the Registrant's
              of the Registrant (as filed with the      Quarterly Report on Form 10-Q for the
              Ohio Secretary of State on November 8,    fiscal quarter ended September 30, 2000
              2000)                                     (File No. 0-19024)
3(a)(5)       Amended Articles of Incorporation, as     Incorporated herein by reference to
              amended of the Registrant (reflecting     Exhibit 3(a)(5) to the Registrant's
              amendments through November 8, 2000 for   Quarterly Report on Form 10-Q for the
              purposes of Securities and Exchange       fiscal quarter ended September 30, 2000
              Commission reporting compliance only)     (File No. 0-19024)
3(b)          Amended Regulations of the Registrant     Incorporated herein by reference to
                                                        Exhibit 3(b) to the Registrant's
                                                        Registration Statement on Form S-1, as
                                                        filed with the Securities and Exchange
                                                        Commission on February 12, 1991
                                                        (Registration No. 33-38878)
4(a)(1)       Amended Articles of Incorporation of      Incorporated herein by reference to
              the Registrant (as filed with the Ohio    Exhibit 3(a)(1) to the Registrant's
              Secretary of State on February 8, 1991)   Annual Report on Form 10-K for the
                                                        fiscal year ended June 30, 1997 (File
                                                        No. 0-19024)

EXHIBIT NO.                 DESCRIPTION                                  PAGE
-----------   ---------------------------------------   ---------------------------------------
4(a)(2)       Certificate of Amendment to the Amended   Incorporated herein by reference to
              Articles of Incorporation of the          Exhibit 3(a)(2) to the Registrant's
              Registrant (as filed with the Ohio        Annual Report on Form 10-K for the
              Secretary of State on July 16, 1996)      fiscal year ended June 30, 1997 (File
                                                        No. 0-19024)
4(a)(3)       Certificate of Amendment to the Amended   Incorporated herein by reference to
              Articles of Incorporation, as amended     Exhibit 3(a)(3) to the Registrant's
              of the Registrant (as filed with the      Quarterly Report on Form 10-Q for the
              Ohio Secretary of State on May 10,        fiscal quarter ended March 31, 2000
              2000)                                     (File No. 0-19024)
4(a)(4)       Certificate of Amendment to the Amended   Incorporated herein by reference to
              Articles of Incorporation, as amended     Exhibit 3(a)(4) to the Registrant's
              of the Registrant (as filed with the      Quarterly Report on Form 10-Q for the
              Ohio Secretary of State on November 8,    fiscal quarter ended September 30, 2000
              2000)                                     (File No. 0-19024)
4(a)(5)       Amended Articles of Incorporation, as     Incorporated herein by reference to
              amended of the Registrant (reflecting     Exhibit 3(a)(5) to the Registrant's
              amendments through November 8, 2000 for   Quarterly Report on Form 10-Q for the
              purposes of Securities and Exchange       fiscal quarter ended September 30, 2000
              Commission reporting compliance only)     (File No. 0-19024)
4(b)          Amended Regulations of the Registrant     Incorporated herein by reference to
                                                        Exhibit 3(b) to the Registrant's
                                                        Registration Statement on Form S-1, as
                                                        filed with the Securities and Exchange
                                                        Commission on February 12, 1991
                                                        (Registration No. 33-38878)
4(c)          Amended and Restated Investor Rights      Incorporated herein by reference to
              Agreement, dated as of March 7, 2002,     Exhibit 4(a) to the Registrant's
              among the Registrant, the Investors       Current Report on Form 8-K, as filed
              identified therein and Lawrence J. Fox    with the Securities and Exchange
                                                        Commission on March 11, 2002 (File No.
                                                        0-19024)
4(d)          Warrant for the Purchase of Shares of     Incorporated herein by reference to
              Common Stock of the Registrant issued     Exhibit 4(e) to the Registrant's Annual
              to Morgan Stanley Dean Witter Venture     Report on Form 10-K for the fiscal year
              Partners IV, L.P. on May 10, 2000, and    ended June 30, 2001 (File No. 0-19024)
              Exhibit A, identifying other identical
              warrants issued to the investors
              identified on Exhibit A on the dates
              indicated, for the number of common
              shares listed on Exhibit A
4(e)          Assignment and Assumption Agreement, by   Incorporated herein by reference to
              and between Morgan Stanley Dean Witter    Exhibit 4(g) to the Registrant's
              Equity Funding, Inc. and the              Quarterly Report on Form 10-Q for the
              Originators Investment Plan, L.P.,        fiscal quarter ended December 31, 2000
              dated November 24, 2000                   (File No. 0-19024)
4(f)          Amended and Restated Common Share         Filed herein
              Purchase Warrant, dated November 15,
              2001, issued to Foothill Capital
              Corporation
4(g)          Registration Rights Agreement, dated      Incorporated herein by reference to
              July 17, 2001, by and between the         Exhibit 4(h) to the Registrant's Annual
              Registrant and Foothill Capital           Report on Form 10-K for the fiscal year
              Corporation                               ended June 30, 2001 (File No. 0-19024)
4(h)          Share Exchange Agreement, dated January   Incorporated herein by reference to
              9, 1997                                   Exhibit 99 to Registrant's Current
                                                        Report on Form 8-K, as filed with the
                                                        Securities and Exchange Commission on
                                                        January 24, 1997 (File No. 0-19024)

EXHIBIT NO.                 DESCRIPTION                                  PAGE
-----------   ---------------------------------------   ---------------------------------------
4(i)          Form of Warrant for the purchase of       Incorporated herein by reference to
              common shares of the Registrant dated     Exhibit 4(b) to the Registrant's
              March 7, 2002                             Current Report on Form 8-K, as filed
                                                        with the Securities and Exchange
                                                        Commission on March 11, 2002 (File No.
                                                        0-19024)
4(j)          Form of Initial Note issued by            Incorporated herein by reference to
              Registrant dated March 7, 2002            Exhibit 4(c) to the Registrant's
                                                        Current Report on Form 8-K, as filed
                                                        with the Securities and Exchange
                                                        Commission on March 11, 2002 (File No.
                                                        0-19024)
4(k)          Convertible Subordinated Note issued      Incorporated herein by reference to
              August 12, 2002 issued to Morgan          Exhibit 4 to Registrant's Current
              Stanley Dean Witter Venture Partners      Report on Form 8-K, as filed with the
              IV, L.P. and Exhibit A identifying        Securities and Exchange Commission on
              other identical Notes issued to the       August 15, 2002 (File No. 0-19024)
              investors identified, on the dates
              indicated, for the number of common
              shares listed on Exhibit A
4(l)          Convertible Subordinated Note issued      Incorporated herein by reference to
              August 28, 2002 issued to Morgan          Exhibit 4 to Registrant's Current
              Stanley Dean Witter Venture Partners      Report on Form 8-K, as filed with the
              IV, L.P. and Exhibit A identifying        Securities and Exchange Commission on
              other identical Notes issued to the       September 4, 2002 (File No. 0-19024)
              investors identified, on the dates
              indicated, for the number of common
              shares listed on Exhibit A
10(a)         Lease Agreement dated June 26, 2002 for   Filed herein
              corporate office located at 2800
              Corporate Exchange Drive, Columbus,
              Ohio
10(b)         Progress Software Application Partner     Filed herein
              Agreement dated February 6, 2002
10(c)*        Amended and Restated Stock Option Plan    Filed herein
              for Outside Directors
10(d)*        Non-Qualified Stock Option Plan for Key   Incorporated herein by reference to
              Executives                                Exhibit 10(a) to Registrant's Quarterly
                                                        Report on Form 10-Q for the fiscal
                                                        quarter ended March 31, 1996 (File No.
                                                        0-19024)
10(e)*        Amended and Restated Non-Qualified        Filed herein
              Stock Option Plan for Key Employees
10(f)*        Second Amended and Restated 1999 Non-     Filed herein
              Qualified Stock Option Plan for Key
              Employees
10(g)*        Employment Agreement for Stephen A.       Incorporated herein by reference to
              Sasser                                    Exhibit 10(b) to Registrant's Quarterly
                                                        Report Form 10-Q for the fiscal quarter
                                                        ended March 31, 1996 (File No. 0-19024)
10(h)*        Amendment to Employment Agreement for     Incorporated herein by reference to
              Stephen A. Sasser                         Exhibit 10(p) to Registrant's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended June 30, 1999 (File No. 0-19024)
10(i)*        Second Amendment to Employment            Incorporated herein by reference to
              Agreement for Stephen A. Sasser           Exhibit 10(q) to Registrant's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended June 30, 1999 (File No. 0-19024)

EXHIBIT NO.                 DESCRIPTION                                  PAGE
-----------   ---------------------------------------   ---------------------------------------
10(j)*        Stock Option Agreement between the        Incorporated herein by reference to
              Registrant and Stephen A. Sasser dated    Exhibit 10(c) to Registrant's Quarterly
              January 17, 1996                          Report on Form 10-Q for the fiscal
                                                        quarter ended March 31, 1996 (File No.
                                                        0-19024)
10(k)         Employee Stock Purchase Plan, as          Incorporated herein by reference to
              amended on November 11, 1998              Exhibit 10(a)(a) to Registrant's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended June 30, 2000 (File No. 0-19024)
10(l)         Loan and Security Agreement, by and       Incorporated by reference to Exhibit
              among the Registrant and certain of its   10(u) to Registrant's Annual Report on
              affiliates, as Borrowers, and the         Form 10-K for the fiscal year ended
              Lenders signatory thereto, as Lenders,    June 30, 2001 (File No. 0-19024)
              and Foothill Capital Corporation, as
              Arranger and Administrative Agent
10(m)         First Amendment to Loan and Security      Incorporated herein by reference to
              Agreement                                 Exhibit 10(a) to Registrant's Quarterly
                                                        Report on Form 10-Q for the fiscal
                                                        quarter ended December 31, 2001 (File
                                                        No. 0-19024)
10(o)         Second Amendment to Loan and Security     Filed herein
              Agreement
10(p)         Third Amendment to Loan and Security      Filed herein
              Agreement
10(q)         Fourth Amendment to Loan and Security     Filed herein
              Agreement
10(r)         Fifth Amendment to Loan and Security      Filed herein
              Agreement
10(s)         Sixth Amendment to Loan and Security      Filed herein
              Agreement
10(t)         Registration Rights Agreement, dated      Incorporated herein by reference to
              July 17, 2001, by and between the         Exhibit 4(h) to Registrant's Annual
              Registrant and Foothill Capital           Report on Form 10-K for the fiscal year
              Corporation                               ended June 30, 2001 (File No. 0-19024)
10(u)         Pledge and Security Agreement             Incorporated herein by reference to
              (Foreign), date July 17, 2001, made by    Exhibit 10(x) to Registrant's Annual
              the Registrant and Frontstep Solutions    Report on Form 10-K for the fiscal year
              Group, Inc., in favor of Foothill         ended June 30, 2001 (File No. 0-19024)
              Capital Corporation, as agent for
              certain Lenders
10(v)         Pledge and Security Agreement             Incorporated herein by reference to
              (Domestic), dated July 17, 2001, made     Exhibit 10(y) to Registrant's Annual
              by the Registrant and Frontstep           Report on Form 10-K for the fiscal year
              Solutions Group, Inc., in favor of        ended June 30, 2001 (File No. 0-19024)
              Foothill Capital Corporation, as agent
              for certain Lenders
10(w)         Copyright Security Agreement, dated       Incorporated herein by reference to
              July 17, 2000, made by the Registrant     Exhibit 10(z) to Registrant's Annual
              and certain of its affiliates, in favor   Report on Form 10-K for the fiscal year
              of Foothill Capital Corporation, as       ended June 30, 2001 (File No. 0-19024)
              agent for certain Lenders
10(x)         Trademark Security Agreement, dated       Incorporated herein by reference to
              July 17, 2001, made by the Registrant     Exhibit 10(a)(a) to Registrant's Annual
              and certain of its affiliates, in favor   Report on Form 10-K for the fiscal year
              of Foothill Capital Corporation, as       ended June 30, 2001 (File No. 0-19024)
              agent for certain Lenders
10(y)         Intercompany Subordination Agreement,     Incorporated herein by reference to
              dated July 17, 2001, made among the       Exhibit 10(a)(b) to Registrant's Annual
              Registrant, certain of its affiliates     Report on Form 10-K for the fiscal year
              and Foothill Capital Corporation, as      ended June 30, 2001 (File No. 0-19024)
              agent for certain Lenders

EXHIBIT NO.                 DESCRIPTION                                  PAGE
-----------   ---------------------------------------   ---------------------------------------
10(z)         Securities Purchase Agreement, dated as   Incorporated herein by reference to
              of May 10, 2000, between the Registrant   Exhibit 10(a) to Registrant's Quarterly
              and the Investors identified therein      Report on Form 10-Q for the fiscal
                                                        quarter ended March 31, 2000 (File No.
                                                        0-19024)
10(a)(a)      Amended and Restated Investor Rights      Incorporated herein by reference to
              Agreement, dated March 7, 2002, among     Exhibit 4(a) to Registrant's Current
              the Registrant, the Investors             Report on Form 8-K, as filed with the
              identified therein and Lawrence J. Fox    Securities and Exchange Commission on
                                                        March 11, 2002 (File No. 0-19024)
10(a)(b)      Warrant for the Purchase of Shares of     Incorporated herein by reference to
              Common Stock of the Registrant issued     Exhibit 4(e) to the Registrant's Annual
              to Morgan Stanley Dean Witter Venture     Report on Form 10-K for the fiscal year
              Partners IV, L.P. and Exhibit A,          ended June 30, 2001 (File No. 0-19024)
              identifying other identical warrants
              issued to the Investors identified on
              Exhibit A, for the number of common
              shares identified on Exhibit A, on the
              dates indicated
10(a)(c)      Assignment and Assumption Agreement, by   Incorporated herein by reference to
              and between Morgan Stanley Dean Witter    Exhibit 4(g) to Registrant's Quarterly
              Equity Funding, Inc. and the              Report on Form 10-Q for the fiscal
              Originators Investment Plan, L.P.,        quarter ended December 31, 2000 (File
              dated November 24, 2000                   No. 0-19024)
10(a)(d)      Securities Purchase Agreement dated as    Incorporated herein by reference to
              of March 7, 2002 by and between the       Exhibit 10 to Registrant's Current
              Registrant and the Investors named        Report on Form 8-K, as filed with the
              therein                                   Securities and Exchange Commission on
                                                        March 11, 2002 (File No. 0-19024)
10(a)(e)      Amendment Number One to Securities        Incorporated herein by reference to
              Purchase Agreement dated as of July 9,    Exhibit 10 to Registrant's Current
              2002                                      Report on Form 8-K, as filed with the
                                                        Securities and Exchange Commission on
                                                        July 15, 2002 (File No. 0-19024)
10(a)(f)*     Form of Severance Agreement with          Filed herein
              Executive Officers
21            Subsidiaries of the Registrant            Filed herein
23            Consents of Independent Auditors          Filed herein
24            Powers of Attorney                        Filed herein
99(a)         Certificates of Chief Executive Officer   Filed herein
              and Chief Financial Officer pursuant to
              Title 18, United States Code, Section
              1350, as adopted pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002

---------------

 * Indicates management contracts or compensatory plans or arrangements that are required to be filed as an exhibit to this Annual Report on Form 10-K for the fiscal year ended June 30, 2002

     (b) There were no reports on Form 8-K filed during the three months ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of September, 2002.

                                          FRONTSTEP, INC.

                                          By:      /s/ STEPHEN A. SASSER
                                            ------------------------------------
                                                     Stephen A. Sasser
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 30th day of September, 2002.

                     SIGNATURE                                             TITLE
                     ---------                                             -----

                         *                                   Chairman of the Board and Director
---------------------------------------------------
                  Lawrence J. Fox

                         *                            President, Chief Executive Officer and Director
---------------------------------------------------
                 Stephen A. Sasser

                         *                            Vice President, Finance, Chief Financial Officer
---------------------------------------------------   and Secretary Principal Financial and Accounting
                 Daniel P. Buettin                                        Officer

                         *                                                Director
---------------------------------------------------
                  Duke W. Thomas

                         *                                                Director
---------------------------------------------------
                James A. Rutherford

                         *                                                Director
---------------------------------------------------
                Roger D. Blackwell

                         *                                                Director
---------------------------------------------------
                 Guy L. de Chazal

                         *                                                Director
---------------------------------------------------
                Barry M. Goldsmith

                         *                                                Director
---------------------------------------------------
                  A. Zuheir Sofia


               *By Power of Attorney

               /s/ DANIEL P. BUETTIN
---------------------------------------------------
       Daniel P. Buettin (Attorney-in-Fact)

                                 CERTIFICATIONS

I, Stephen A. Sasser, certify that:

          1. I have reviewed this report on Form 10-K of Frontstep, Inc.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

                                          By:      /s/ STEPHEN A. SASSER
                                            ------------------------------------
                                                     Stephen A. Sasser
                                               President and Chief Executive
                                                           Officer

I, Daniel P. Buettin, certify that:

          1. I have reviewed this report on Form 10-K of Frontstep, Inc.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

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