Form 10-Q
period 2002-09-30
FRONTSTEP INC
filed 2002-11-19
CIK 872443

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

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                     OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

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

                               -------------------



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [ X ]

     As of November 14, 2002, 7,568,218 shares of the issuer's common stock, without par value, were outstanding.

================================================================================

                        FRONTSTEP, INC. AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION                                             PAGE

Item 1.   Financial Statements

          Consolidated Balance Sheets (unaudited) as of September 30, 2002 and June 30, 2002....................................................3

          Consolidated Statements of Operations (unaudited) for the
          Three Months Ended September 30, 2002 and 2001.......................4

          Consolidated Statements of Cash Flows (unaudited) for the
          Three Months Ended September 30, 2002 and 2001.......................5

          Notes to Consolidated Financial Statements (unaudited)...............6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........18

Item 4.   Controls and Procedures.............................................18

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................20

Item 2.   Changes in Securities and Use of Proceeds...........................20

Item 3.   Defaults Upon Senior Securities.....................................20

Item 4.   Submission of Matters to a Vote of Security Holders.................20

Item 5.   Other Information...................................................20

Item 6.   Exhibits and Reports on Form 8-K....................................21


SIGNATURES ...................................................................24

CERTIFICATIONS................................................................25

EXHIBIT INDEX ................................................................27

                         PART I. - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                                FRONTSTEP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)






                                                                                     SEPTEMBER 30,       JUNE 30,
                                                                                          2002             2002
                                                                                      ------------     -------------
                                                                                                        RESTATED -
                                                                                                        SEE NOTE 3
                                                                                      (UNAUDITED)      (UNAUDITED)
                                      ASSETS
Current assets:
   Cash and cash equivalents                                                            $   3,446         $  3,389
   Trade accounts receivable, net                                                          24,965           29,049
   Prepaid expenses                                                                         7,070            7,121
   Deferred income taxes                                                                    3,386            3,386
   Inventories                                                                                483              491
   Other current assets                                                                     1,361            1,162
                                                                                      ------------     -------------
                                                                                           40,711           44,598

Capitalized software, net                                                                  16,890           16,371
Goodwill, net                                                                               8,025            8,039
Property and equipment, net                                                                 4,627            5,030
Other assets                                                                                1,051            1,074
                                                                                      ------------     -------------
Total assets                                                                             $ 71,304          $75,112
                                                                                      ============     =============
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                 $ 10,893          $13,234
   Deferred revenue                                                                        18,790           21,407
   Income tax payable                                                                         467              405
   Current portion of long-term obligations                                                15,593           15,895
                                                                                      ------------     -------------
                                                                                           45,743           50,941
Noncurrent liabilities:
   Long-term debt                                                                           3,930            1,031
   Deferred income taxes                                                                    4,268            4,268
   Other                                                                                       --               --
                                                                                      ------------     -------------
                                                                                            8,198            5,299
Minority interest                                                                             114              118
Shareholders' equity:
   Series A Convertible Participating Preferred Stock, no par value; 1,000,000 shares authorized; 566,933 shares issued and outstanding at September 30,
     2002 and June 30, 2002; liquidation preference $13,606                                10,865           10,865
   Common stock; no par value; 20,000,000 shares authorized; 7,872,418 shares issued at September 30, 2002 and June 30, 2002, at stated capital amounts of
     $0.01 per share                                                                           79               79
   Additional paid-in capital                                                              39,993           39,341
   Treasury stock, at cost; 304,200 shares                                                 (1,320)          (1,320)
   Retained deficit                                                                       (29,071)         (27,081)
   Accumulated other comprehensive loss                                                    (3,297)          (3,130)
                                                                                      ------------     -------------
                                                                                           17,249           18,754
                                                                                      ------------     -------------
Total liabilities and shareholders' equity                                               $ 71,304          $75,112
                                                                                      ============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                               FRONTSTEP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)


                                                                                         THREE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                    -----------------------------
                                                                                       2002               2001
                                                                                    ----------         ----------
                                                                                                       RESTATED -
                                                                                                       SEE NOTE 3
                                                                                            (UNAUDITED)

Revenue:
   License fees                                                                     $    4,972         $    7,671
   Services                                                                              5,348              6,186
   Maintenance and support                                                              10,171             11,249
                                                                                    ----------         ----------
     Total revenue                                                                      20,491             25,106

Cost of revenue:
   License fees                                                                          3,359              3,172
   Service, maintenance and support                                                      7,342              8,091
                                                                                    ----------         ----------
     Total cost of revenue                                                              10,701             11,263
                                                                                    ----------         ----------
Gross margin                                                                             9,790             13,843

Operating expenses:
   Selling, general and administrative                                                   8,591             10,823
   Research and development                                                              1,610              1,691
   Amortization of acquired intangibles                                                    433                530
                                                                                    ----------         ----------
     Total operating expenses                                                           10,634             13,044
                                                                                    ----------         ----------
Operating income (loss)                                                                   (844)               799
Other income (expense), net                                                             (1,051)              (528)
                                                                                    ----------         ----------
Income (loss) before income taxes                                                       (1,895)               271
Provision for income taxes                                                                  95                 26
                                                                                    ----------         ----------
Net income (loss)                                                                   $   (1,990)        $      245
                                                                                    ==========         ==========

Net income (loss) per common share:
   Basic                                                                            $    (0.24)        $     0.03
                                                                                    ==========         ==========
   Diluted                                                                          $    (0.24)        $     0.03
                                                                                    ==========         ==========

Shares used in computing per share amounts:
   Basic                                                                                 8,168              7,568
   Diluted                                                                               8,168              7,661











The accompanying notes are an integral part of these consolidated financial statements.

                                FRONTSTEP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                               THREE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                         -----------------------------
                                                                                            2002               2001
                                                                                         ----------         ----------
                                                                                                             RESTATED -
                                                                                                             SEE NOTE 3
                                                                                                  (UNAUDITED)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                                        $   (1,990)        $      245
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation                                                                               788                854
     Amortization                                                                             1,654              1,608
     Amortization of debt discount                                                              261                106
     Deferred income taxes                                                                     --                 (154)
     Changes in operating assets and liabilities:
       Accounts receivable                                                                    3,467                670
       Prepaid expenses and other assets                                                      1,032                381
       Accounts payable and accrued expenses                                                 (2,454)            (4,207)
       Deferred revenue                                                                      (2,568)            (2,273)
       Income taxes payable/receivable                                                           70                269
                                                                                         ----------         ----------
Net cash provided by (used in) operating activities                                            (260)            (2,501)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                            (404)               (73)
Additions to capitalized software                                                            (2,182)            (1,575)
                                                                                         ----------         ----------
Net cash used in investing activities                                                        (2,586)            (1,648)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations                                                            --               21,548
Payments on long-term obligations                                                            (1,177)           (15,723)
Proceeds from Convertible Notes                                                               3,500               --
                                                                                         ----------         ----------
Net cash provided by financing activities                                                     2,323              5,825
Effect of exchange rate changes on cash                                                          60                305
                                                                                         ----------         ----------
Net increase (decrease) in cash and cash equivalents                                             57              1,981
Cash and cash equivalents at beginning of period                                              3,389              1,512
                                                                                         ----------         ----------

Cash and cash equivalents at end of period                                               $    3,446         $    3,493
                                                                                         ==========         ==========





The accompanying notes are an integral part of these consolidated financial statements.

                                 FRONTSTEP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (unaudited)

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

      The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended September 30, 2002 and 2001, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2002 ("Annual Report"), as well as the Company's Current Report on Form 8-K filed November 6, 2002 relating to the restatement of the Company's statement of operations and balance sheet to reflect a change in accounting for a specific portion of its annual revenues for each of its fiscal years ended June 30, through June 30, 2002. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for a full year.

      Comprehensive Income. The only item in addition to net income that is included in comprehensive income is the foreign currency translation adjustment. Comprehensive income (loss) for the three months ended September 30, 2002 and 2001 is as follows (in thousands):

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                --------------------------
                                                                                  2002           2001
                                                                                               RESTATED -
                                                                                               SEE NOTE 3
                                                                              -------------  -------------

     Net income (loss)                                                         $  (1,990)       $  245
     Foreign currency translation adjustment                                        (167)          161
                                                                              -------------  -------------

     Comprehensive income (loss)                                               $  (2,157)       $  406
                                                                              =============  =============

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Reclassifications. Certain 2001 amounts have been reclassified to be consistent with current year presentation.

NOTE 2 - LONG-TERM OBLIGATIONS

      In July 2001, the Company executed a new credit facility (the "Credit Facility") with Foothill Capital Corporation ("Foothill"). This agreement has been subject to certain amendments from its execution through November 12, 2002. The Credit Facility includes a $15,000,000, three-year term note and a $10,000,000 revolving credit facility. Availability under the Credit Facility is based on and secured by qualifying accounts receivable originating within the United States and Canada. The revolving credit facility bears interest either at the Federal Funds rate plus 1.5%, or at the Eurodollar market rate plus 3.0%. The term note bears interest at the rate of 10.5% plus 1.5% per annum added to principal. The term note is payable in monthly installments commencing October 1, 2001. Under certain of the Credit Facility amendments, monthly payments were delayed from January 2002 to July 2002. The Credit Facility is subject to customary terms and conditions and includes financial covenants for maintenance of a minimum tangible net worth, a minimum level of earnings before interest, taxes, depreciation and amortization and a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization. As of September 30, 2002 the Company had outstanding term borrowings of $14.3 million and no borrowings under the revolving credit facility.

      In connection with the Credit Facility, the Company issued to Foothill Capital Corporation a warrant to purchase 550,000 common shares of the Company. The relative fair value of the warrant ($1,276,000) was recorded as a debt discount at the time of issuance and is being amortized as interest expense over the three-year term of the Credit Facility. As of September 30, 2002, the unamortized balance of the debt discount was $678,000.

      On September 15, 2002, effective June 28, 2002, the Company and Foothill amended the Credit Facility to modify the financial covenants to reflect the previous restatement of the Company's financial statements for the year ended June 30, 2001 and quarters ended March 31, 2002 and at June 30, 2002. After giving effect to these modifications, the Company was in compliance with the financial covenants under the Credit Facility.

      On September 30, 2002, the Company and Foothill amended the Credit Facility with respect to the financial covenants for the quarter ending September 30, 2002 and reset the financial covenants for the balance of fiscal 2003. This amendment was completed due to the current economic and market conditions. After giving effect to these modifications, the Company was in compliance with the financial covenants under the Credit Facility. The Company was required to pay Foothill a one-time fee of $650,000, payable in monthly installments of $25,000.

      On November 12, 2002, the Company and Foothill agreed to further amend the Credit Facility to provide temporary additional borrowing availability under the revolving credit portion of the Credit Facility. The amendment also modifies the financial covenants for the quarter ending September 30, 2002 and reset the covenants for the balance of fiscal 2003 due to the restatement discussed in
Note 3. After giving effect to these modifications, the Company was in compliance with the financial covenants under the Credit Facility. The borrowing availability under this amendment is dependant upon the Company meeting certain conditions imposed by Foothill. The amendment also contains certain other provisions, which would become applicable at the occurrence of certain strategic events as described therein. See Note 7 for further discussion of this amendment. Because of the subjective nature of the Company's responsibilities for maintaining Foothill's continued support and the risks associated with noncompliance by the Company, indebtedness outstanding under the Credit Facility ($14.3 million) has been classified as a current liability in the balance sheet as of September 30, 2002 and June 30, 2002.

       On March 7, 2002, the Company executed an agreement pursuant to which certain holders of its Series A Convertible Participating Preferred Shares and certain members of the Company's Board, including the Company's founder (collectively, the "Investors"), agreed to provide up to $5 million to the Company for working capital needs in exchange for convertible notes (the "Convertible Notes") with a term expiring on May 10, 2004. Under terms of the agreement, the Company issued an aggregate principal amount of $1.5 million of initial notes and warrants to purchase 600,000 common shares of the Company at $0.01 to the Investors on March 7, 2002. The relative fair value of the warrants, $595,000 was recorded as a debt discount at the time of issuance and is being amortized as interest expense over the two-year expected term of the notes. As of September 30, 2002, the unamortized balance of the debt discount was $507,000. On August 12, 2002 and August 28, 2002, the Company issued its remaining Convertible Notes in the aggregate principal amounts of $2.5 million and $1.0 million, respectively, to the Investors in accordance with the terms of a private placement transaction. The Convertible Notes are each due on May 10, 2004 and are convertible into common shares of the Company at a conversion rate of $2.4876 per share. All $5.0 million of the Convertible Notes have now been drawn down by the Company.

      The initial notes in the aggregate principal amount of $1.5 million became convertible on July 9, 2002. At that date, due to a difference between the conversion price and market price of the Company's common shares and due to the reduced carrying amount of the debt due to the debt discount, the notes carried a beneficial conversion feature of $652,000. The Company has recorded this beneficial conversion feature as a debt discount and is amortizing it over the term of the Convertible Notes through May 10, 2004. As of September 30, 2002, the unamortized balance of the debt discount was $563,000.

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

      In October 2002, the Company and Mitsui amended the terms of these convertible note agreements with respect to $1.3 million of notes originally due September 1, 2002. Under the modified terms, 50% of the principal amount of the Mitsui convertible notes that were due September 1, 2002, plus the accrued interest on such amount, is payable in common shares of the Company based upon a conversion price of $2.85 per share. The Company must register the shares for resale and may issue the common shares to Mitsui at any time prior to January 1, 2003. However, interest continues to accrue on these notes at 4.4% until the common shares are issued and the notes are exchanged. The remaining 50% of the principal amount of the Mitsui convertible notes due September 1, 2002, plus accrued interest at 4.4%, is due and payable no later than January 1, 2003. The amended convertible note agreements will provide that, in the event of non-payment, Mitsui has the right to require late payment interest on the unpaid principal and accrue interest at 16% per annum or to convert all of the unpaid principal and accrued interest into common shares of the Company. The price per share for such conversion is the lower of (a) $2.85 or (b) the average of the daily closing price of the Company's common shares for the 30 consecutive trading days preceding January 1, 2003. The Company may repay the Mitsui convertible notes at any time, including the portion exchangeable for common shares of the Company, prior to the issuance of such common shares.

      For the remaining $700,000 of the Mitsui convertible notes, the principal and accrued interest at 4.4% is due and payable in full not later than March 5, 2003. The note is convertible into common shares of the Company at the rate of $12 per share, at the option of Mitsui.

      NOTE 3-- RESTATEMENT AND RECLASSIFICATIONS

      The Company has restated its financial results and certain of its balance sheet accounts to reflect a change in accounting for a specific portion of its annual revenues for the years ended June 30, 1998, 1999, 2000, 2001 and 2002. The current fiscal quarter ended September 30, 2002 reflects the change in accounting.

      The Company has a reseller's agreement with Progress Software Corporation ("Progress") under which it sells the Progress database and toolset for use with certain of its software products. The Company has concluded that, under the reseller's agreement, reported revenues relating to the sale of initial Progress product support to its customers and the related annual customer renewals by its customers ("Progress Support Revenues") primarily have the characteristics of and should be accounted for as post-contract customer support in accordance with AICPA Statement of Position 97-2 "Software Revenue Recognition."

      The Company had previously accounted for these revenues as license fees and recognized both the revenues and related royalty costs due to Progress at the time of initial sale and at the time of customer renewal of support each year. The Company has concluded that the appropriate accounting treatment of these revenues and related costs is to defer their recognition at the time of each transaction and to amortize these revenues and costs into the Statement of Operations ratably over the performance period, generally twelve months. Additionally, the Company has classified these revenues as maintenance revenue.

      For the quarter ended September 30, 2001, this restatement increased revenue by $135,000 or 0.5% of the previously reported revenue of $24,971,000. License revenue for the quarter reduced $1,658,000 or 17.8% to $7,671,000 from the previously reported $9,329,000. Maintenance and support increased $1,793,000 or 19.0% to $11,249,000 from the previously reported $9,456,000. Cost of revenues increased by $87,000 or 0.8% of the previously reported cost of revenues of $11,176,000. The net of these changes results in an increase in net income for the quarter of $48,000 or 24.4% of the previously reported net income of $197,000. As of September 30, 2001, the balance sheet account entitled Prepaid expenses increased $1,661,000 or 40.2% to $5,796,000 from the previously reported $4,135,000. Accounts payable and accrued expenses decreased $50,000 or 0.0% to $11,380,000 from the previously reported $11,420,000. Deferred revenue increased $2,556,000 or 14.0% to $20,766,000 from the previously reported $18,210,000. Retained earnings decreased $845,000 or 3.7% to $23,421,000 from the previously reported $22,576,000.

      As of June 30, 2002, the balance sheet account entitled Deferred Revenue increased by $2,611,000 or 14.3% from the previously reported balance of $18,796,000. Prepaid expenses increased $1,697,000 or 27.3% from the previously reported $6,224,000. Accounts payable and accrued expenses decreased $50,000 or 0.0% to $13,234,000 from the previously reported $13,284,000. The cumulative effect of the adjustments for this and all prior periods decreased Shareholders' Equity at June 30, 2002 by $864,000 or 4.4% of the previously reported balance of $19,618,000.

      The Company will file an amended Annual Report on Form 10-K for the year ended June 30, 2002 to fully reflect the restatement in its financial statements.

NOTE 4 - EARNINGS (LOSS) PER SHARE

      The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                                        THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                ------------------------------
                                                                                    2002              2001
                                                                                                    RESTATED -
                                                                                                    SEE NOTE 3
                                                                                -----------        -----------

         Numerator for basic and diluted income
            (loss) per share - net income (loss)                                $    (1,990)       $       245
                                                                                ===========        ===========

         Denominator for basic income (loss) per
            share - weighted average common shares
            outstanding, including warrants issuable                                  8,168              7,568
            at $0.01 per share in 2002
            Effect of dilutive warrants                                                --                   93
                                                                                -----------        -----------
         Denominator for diluted income (loss) per
            share - adjusted weighted average common
            shares and assumed conversions                                            8,168              7,661
                                                                                ===========        ===========

         Basic net income (loss) per share                                      $     (0.24)       $      0.03
                                                                                ===========        ===========

         Diluted net income (loss) per share                                    $     (0.24)       $      0.03
                                                                                ===========        ===========

      During the three months ended September 30, 2002, share equivalents related to warrants and employee stock options were outstanding, but were not included in the computation of diluted net income per share because the Company reported a net loss for the period and, therefore, the effect would be anti-dilutive. Certain warrants relating to the Convertible Notes are included in the earnings (loss) per share calculation due to the nominal exercise price of $0.01 per share.

      During the three months ended September 30, 2001, 1,983,404 share equivalents related to employee stock options were outstanding, but were not included in the computation of diluted net income per share because the options' exercise price was greater then the average market price of the common shares for the period and, therefore, the effect would be anti-dilutive.

NOTE 5 - INTANGIBLE ASSETS

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company adopted the provisions of SFAS No. 142 effective on July 1, 2001.

      As of September 30, 2002, the Company had unamortizable intangible assets consisting only of goodwill of $8,025,000. The Company's amortizable intangible assets include only purchased software, which is included in capitalized software in the accompanying balance sheets. The gross carrying amount of purchased software as of September 30, 2002 was $2,697,000 and accumulated amortization of purchased software was $2,421,000. In accordance with the provisions of SFAS No. 142, the Company performed the appropriate transitional and annual impairment tests related to its stated goodwill and determined that there was no impairment loss during fiscal 2002.

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

      Summarized financial information attributable to each of the Company's geographic areas is shown in the following table (in thousands):

                                                                        NORTH                      ASIA/
                                                                       AMERICA       EUROPE       PACIFIC
                                                                    ------------- ------------ -------------

      THREE MONTHS ENDED SEPTEMBER 30, 2002
      Total revenue                                                    $14,360        $3,729        $2,402
      Operating income (loss) before amortization of intangibles          (148)          (23)         (240)
      Operating income (loss)                                             (581)          (23)         (240)

      THREE MONTHS ENDED SEPTEMBER 30, 2001 - RESTATED
      Total revenue, restated                                          $18,928        $3,553        $2,625
      Operating income before amortization of intangibles, restated      1,044           195            90
      Operating income, restated                                           610            99            90

NOTE 7 - SUBSEQUENT EVENTS

      On November 12, 2002, the Company and Foothill agreed to further amend the Credit Facility to provide for, among other things, temporary additional borrowing availability under the revolving credit portion of the Credit Facility and the deferral of certain payments owing under the term loan portion of the Credit Facility. In addition, the amendment further amends financial covenants.

      The amendment contains certain covenants relating to the strategic and business plans and objectives of the Company and which permit Foothill to participate in the evaluation of such plans and objectives. Pursuant to the terms of these covenants, the Company must: 1) deliver a contingency plan to Foothill reflecting a plan to restructure the business operations of the Company to a level at which the Company's revenues, at existing levels, will provide sufficient cash flow to support the business operations of the Company, including its debt service obligations under the Credit Facility, 2) engage an investment banking firm to assist the Company in reviewing its strategic and business options and 3) establish certain benchmarks with respect to the evaluation and implementation of available strategic and business options for the Company that are acceptable to Foothill.

      If the Company fails to comply with certain of the benchmarks referred to above, the commitments of Foothill to make advances and issue letters of credit for the account of the Company will terminate and any such advances and/or issuances of letter of credit may be issued by Foothill in its sole and absolute discretion. The non-compliance with the execution and implementation of the strategic plan or option selected pursuant to the terms and conditions of the Credit Facility will constitute an event of default under the Credit Facility. Because of the subjective nature of these covenants and the risks associated with noncompliance by the Company, indebtedness outstanding under the Credit Facility has been classified as a current liability in the balance sheet as of September 30, 2002 and June 30, 2002.

      In connection with the November 12, 2002 amendment to the Credit Facility, the Company reduced: 1) the exercise price of 550,000 common stock purchase warrants held by Foothill to $2.85 per share from $3.36 per share, 2) the price at which the Company's Series A Preferred shares convert into the Company's common shares to $2.85 per share from $6.00 per share and 3) the exercise price of common stock purchase warrants held by the holders of the Series A Preferred shares for 453,546 common shares to $2.85 per share from $3.36 per share.

      The change in the exercise price for the Foothill common stock purchase warrant will be reflected in the financial statements as an additional debt discount on the related debt. The change in the exercise price for the common stock purchase warrants held by the holders of the Series A Preferred shares is pursuant to the anti-dilution provisions of such warrants and, as such, will have no current accounting impact since the contractual terms of the warrants remain unchanged. The resetting of the conversion rate for the Series A Preferred shares is also pursuant to the contractual anti-dilution provisions of those instruments and, as such, will have no current accounting impact as it is not considered to be a beneficial conversion right under EITF Issue 98-5 that was in effect when the preferred shares were originally issued. However, the Series A Preferred shares do have a contingent beneficial conversion feature as the conversion rate is subject to adjustment on May 10, 2004 if the average daily price of the Company's common shares for the forty consecutive trading days immediately preceding that date is less than $2.85 per share. Assuming the average weighted market price was equal to $2.68, the closing price of the Company's common shares on September 30, 2002, the adjusted conversion rate would be 8.96 shares of common for one share of preferred.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current beliefs, plans, objectives and expectations of the Company's management. The words "expect," "anticipate," "intend," "plan," "believe," "estimate," "would" and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Such risks and uncertainties are set forth herein and in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors set forth in each of the Company's reports or documents filed from time to time with the Securities and Exchange Commission.

      The following information should be read in conjunction with the unaudited Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q. The following information should also be read in conjunction with the Company's audited Consolidated Financial Statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended June 30, 2002, as contained in the Annual Report.

OVERVIEW

      The Company has restated its financial results and certain of its balance sheet accounts to reflect a change in accounting for a specific portion of its annual revenues for the years ended June 30, 1998, 1999, 2000, 2001 and 2002.

      The Company has a reseller's agreement with Progress Software Corporation ("Progress") under which it sells the Progress database and toolset for use with certain of its software products. The Company has concluded that, under the reseller's agreement, reported revenues relating to the sale of initial Progress product support to its customers and the related annual customer renewals by its customers ("Progress Support Revenues") primarily have the characteristics of and should be accounted for as post-contract customer support in accordance with AICPA Statement of Position 97-2 "Software Revenue Recognition."

      The Company had previously accounted for these revenues as license fees and recognized both the revenues and related royalty costs due to Progress at the time of initial sale and at the time of customer renewal of support each year. The Company has concluded that the appropriate accounting treatment of these revenues and related costs is to defer their recognition at the time of each transaction and to amortize these revenues and costs into the Statement of Operations ratably over the performance period, generally twelve months. Additionally, the Company has classified these revenues as maintenance revenue.

      For the quarter ended September 30, 2001, this restatement increased revenue by $135,000 or 0.5% of the previously reported revenue of $24,971,000. Cost of revenues increased by $87,000 or 0.8% of the previously reported cost of revenues of $11,176,000. The net of these changes results in an increase in net income for the quarter of $48,000 or 24.4% of the previously reported net income of $197,000. The balance sheet account entitled Deferred Revenue increased as of June 30, 2002 by $2,611,000 or 14.3% from the previously reported balance of $18,196,000. The cumulative effect of the adjustments for this and all prior periods decreased Shareholders' Equity at June 30, 2002 by $864,000 or 4.4% of the previously reported balance of $19,618,000. The current fiscal quarter ended September 30, 2002 reflects the change in accounting.

      The financial statements included herein reflect the restatement. The following discussion reflects effects of the restatement.

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

      For the last several years, since the second quarter of fiscal 2000, our industry, and specifically, our Company have experienced (1) dramatic changes in worldwide economic conditions, (2) dramatic changes in our market conditions resulting from a recession in many manufacturing industries and (3) a lessening of information technology spending that is a result of these economic and market conditions. Prior to fiscal 2000, and well before these economic and market changes began to affect our results of operations, we began to enhance our product offerings beyond traditional ERP systems to participate in higher growth market segments. These enhancements included a comprehensive suite of integrated software and services that support (1) the management and resources of an enterprise, (2) customer relationship management and other front office business activities and (3) an enterprise's supply chain management activities. In November 2000, the shareholders of the Company approved a change in the Company's name to Frontstep, Inc. to reflect this transformation in our corporate identity. In July 2002, we achieved the culmination of these efforts with the announcement of SyteLine 7, a new version of our flagship ERP product that fully integrates the Company's efforts in traditional ERP, customer relationship management and supply chain management. Additionally, the release of SyteLine 7 offers our customers a product based on Microsoft SQL Server technology which supports Microsoft's .NET strategy. We believe our strategic efforts to develop this total business system on an industry-standard technology platform greatly expand our market opportunities, increase our potential for a stronger business partner network and will provide better gross margins in the years ahead.

      However, over the last few years, it has been difficult to manage and predict our revenues due to ever more difficult economic conditions and a lack of demand from manufacturers who have significantly limited their capital spending budgets, especially for information technology investments. This situation has been most severe in North America which has been mired in a recession for nearly two years. We have reacted to these difficult economic and market conditions in several ways. We have accomplished significant reductions in the Company's operating costs and we have completed several financing transactions; each with the intentions of balancing our costs with expected revenues and of ensuring adequate cash to meet our operating needs. In the quarter ended June 30, 2002, we had operating income in excess of $1.0 million and net income of $457,000 or $0.04 per share.

      In the quarter ended September 30, 2002 (the current fiscal quarter), we announced the availability of SyteLine 7, our newest release of our flagship ERP package, the first based on Microsoft SQL technology. Although SyteLine 7 has been very well received in the marketplace, we believe that it did have a negative impact on revenue in the September quarter as we believe customers delayed their buying decision in anticipation of our new product release. As a result of general economic conditions and the impact of our new product release, revenue and operating income fell $1.9 million from the prior quarter ended June 30, 2002. We reported an operating loss of $0.8 million, net loss of $2.0 million, or $0.24 per share.

      Our expectations for our operating results in the December 2002 fiscal quarter and for the full fiscal year ending June 30, 2003 are conservative. We expect revenues during the December 2002 quarter will be slightly higher than the revenues reported for the most recent quarter ended September 30, 2002 as a result of seasonal fluctuations and our SyteLine 7 product transition, but will generally be flat with the June 2002 quarter for the next several quarters. We will continue to manage our costs very tightly. As a result, we believe that our operating results and EBITDA will be positive for the fiscal 2003 year ending June 30, 2003 despite our expectation for continued difficulty in the economy and a lack of information technology spending in our target manufacturing market. While the economy has, at times, shown signs of improvement over the last several months, we continue to be concerned about our ability to predict revenues in the near term, due to current economic and market conditions. As a result we may not achieve positive operating results in the current quarter ending December 31, 2002. The Company can provide no assurance that it will achieve these expected financial results for the December 2002 quarter or for the remainder of fiscal 2003.

      CRITICAL ACCOUNTING POLICIES

      The Company's total revenue is derived primarily from licensing software, providing related services, including installation, implementation, training, consulting and systems integration and providing maintenance and support on an annual basis. Revenue is accounted for in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended and interpreted from time to time. License fees revenue is generally recognized when the software product is shipped. Services revenues are recognized as the services are performed. Revenues from maintenance agreements are billed periodically, deferred and recognized straight-line over the term of the agreements.

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

      Frontstep's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, capitalized software, intangible assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         Revenue is derived principally from the sale of internally produced software products and maintenance and support agreements from software sales. Generally, the Company licenses software under non- cancelable license agreements and provides product support services and periodic updates including training, installation, consulting and maintenance. License fees revenue is generally recognized when a non- cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. For customer license agreements, which meet these recognition criteria, the portion of the fees related to software licenses, which is determined using the residual method, will generally be recognized in the current period, while the portion of the fees related to services is recognized as the services are performed. The amount allocated to services revenues is based on the Company's standard rate per hour. Revenue from maintenance and support agreements, which is determined based on renewal rates, is billed periodically, deferred and recognized ratably over the life of the agreements. In the event revenue is contingent upon customer acceptance criteria, the Company defers that revenue until the contingencies are resolved.

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

         Capitalized Software. The Company capitalizes the cost of developing its software products in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalized software is stated at the lower of amortized cost or net realizable value. The Company's judgment is required when determining the net realizable value of its software and any impairment loss could have a material adverse impact on our financial condition and results of operations.

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

         Contingencies and Litigation. The Company is subject to proceedings, lawsuits and other claims related to ongoing business and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. If an adverse judgment or outcome can be predicted, an accrual in the determined amount is recorded on the Company's general ledger. An accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. The Company is not involved in any actions that currently require an accrual to be recorded.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

      Revenue. Total revenue decreased $4.6 million, or 18.4%, to $20.5 million in the current fiscal quarter from $25.1 million in the three months ended September 30, 2001 (the "prior year fiscal quarter" or "fiscal 2002 quarter"). The total revenue mix is shown in the table below (in thousands, except percentage data):

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                              ---------------------------------------------
                                                                      2002                    2001
                                                              ---------------------   ---------------------

             License fees revenue                                $ 4,972     24.3%       $ 7,671     30.6%
             Services                                              5,348     26.1%         6,186     24.6%
             Maintenance and support revenue                      10,171     49.6%        11,249     44.8%
                                                              ---------------------   ---------------------

                 Total revenue                                   $20,491    100.0%       $25,106    100.0%
                                                              =====================   =====================

      License fees revenue decreased 35.2% in the fiscal 2003 quarter from the fiscal 2002 quarter. The Company believes that the decrease in license fees revenue in the fiscal 2003 quarter is due to the current economic climate that is causing the Company's customers and potential customers to defer their buying decisions related to large capital investments, particularly information technology investments. These economic conditions were compounded in the fiscal 2003 quarter by the announcement of a new product leading the Company's product transition to Microsoft based platforms. The Company expects that license fees revenues will fluctuate due to seasonal changes in the next two quarters and will not begin to significantly grow again until the current economic climate improves and demand for our products improves as a result.

      Service revenue decreased 13.5% in the fiscal 2003 quarter from the fiscal 2002 quarter. The decrease is primarily the result of sluggish license fees revenue generated by the Company in the last few quarters. Service revenues in particular are directly dependent on new license purchases by new and existing customers.

      Maintenance and support revenue decreased 9.6% due primarily as a result of reduced levels of new license revenues for the last several quarters. This results in a reduced number of new customers and seat licenses on maintenance as older customers fail to renew maintenance. Additionally, the Company believes some customers have been suspending maintenance payments due to economic conditions affecting their businesses.

      Cost of Revenue. Total cost of revenue as a percentage of total revenue increased to 52.2% for the fiscal 2003 quarter from 44.9% for the fiscal 2002 quarter.

      Cost of license fees revenue increased $0.2 million, or 5.9%, to $3.4 million in the fiscal 2003 quarter from $3.2 million in the fiscal 2002 quarter and as a percentage of license fees revenue, increased to 67.6% in the fiscal 2003 quarter from 41.4% in the fiscal 2002 quarter. The percentage increase is primarily attributable to lower license fees revenue affecting certain fixed and related costs, an increase in the number of third party product vendors included in the Company's expanded product offerings and discounting as a result of weakened demand.

      Cost of service, maintenance and support revenue decreased $0.7 million, or 9.3%, to $7.3 million in the fiscal 2003 quarter from $8.1 million in the fiscal 2002 quarter and as a percentage of service, maintenance and support revenue, increased to 47.3% in the fiscal 2003 quarter from 46.4% in the fiscal 2002 quarter. The decrease in cost is attributable to a decline in service revenue as compared to the year earlier period. The percentage increase is primarily due to the fixed nature of the costs associated with maintenance and services revenue.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.2 million, or 20.6%, to $8.6 million in the fiscal 2003 quarter from $10.8 million in the fiscal 2002 quarter. Such expenses as a percentage of total revenue reduced to 41.9% in the fiscal 2003 quarter from 43.1% in the fiscal 2002 quarter. The decrease in costs is attributable to the cost saving measures that have taken place during the last several quarters as well as higher charges to bad debts in the fiscal 2002 quarter than in the fiscal 2003 quarter.

      Research and Development. Total research and development costs, including amounts capitalized, increased $0.5 million, or 16.1%, to $3.8 million in the fiscal 2003 quarter from $3.3 million in the fiscal 2002 quarters. As a percentage of total revenue, these costs increased to 18.5% in the current fiscal quarter from 13.0% in the fiscal 2002 quarter. The Company is continuing to spend a substantial portion of total revenue on development of future releases of the Company's ERP software, such as the SyteLine 7 release, and development of its expanded product offerings and product capabilities. The Company believes that these investments are critical to the success and market acceptance of its new product offerings and total suite of integrated collaborative business systems.

      The Company capitalized research and development costs of $2.2 million during the fiscal 2003 quarter and $1.6 million during the fiscal 2002 quarter. This increase was the result of the final development efforts relating to the release of SyteLine 7.

      Provision for (Benefit from) Income Taxes. The provision for (benefit from) income taxes for the fiscal 2003 and 2002 quarters reflects an effective tax rate of (5.0)% and 9.6%, respectively. The effective tax rate in both periods differs from the expected corporate tax rate primarily due to valuation allowances recorded against deferred tax assets related to net operating losses incurred domestically, foreign losses incurred in countries where no tax benefits will be received for the losses, the non-deductibility of the amortization of certain intangibles and the application of prior net operating losses carried forward to offset current pre-tax income.

QUARTERLY RESULTS

      The Company's results of operations fluctuate on a quarterly basis. The Company's expenses, with the principal exception of sales commissions and certain components of cost of revenue, are generally fixed and do not vary with revenue. As a result, any shortfall of actual revenue in a given quarter would adversely affect net earnings for that quarter.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2002, the Company had cash and cash equivalents of $3.4 million and working capital deficit of $5.0 million. During the current fiscal quarter, the Company had positive cash flow of $0.3 million from operating activities. The Company purchased $0.4 million of property and equipment and used $2.2 million in relation to capitalized software. The balance outstanding on the Foothill term notes as of September 30, 2002 was $14.3 million. As of September 30, 2002 there were no borrowings under the revolving Credit Facility.

      On September 15, 2002, effective June 28, 2002, the Company and Foothill amended the agreement to modify the covenants to reflect the previous restatement of the Company's financial statements for the year ended June 30, 2001 and quarter ended March 31, 2002 and at June 30, 2002. After giving effect to these modifications, the Company was in compliance with the financial covenants under the Credit Facility.

      As we discussed in "Overview" above, it has been difficult in the last several quarters to manage and predict our revenues for any quarterly period. While customer activity has not diminished recently, economic conditions and industry-wide lack of demand for new investments may cause us to generate less revenue than we expect. If we do not generate sufficient revenue to meet our forecast in any quarter in the current fiscal year, including the quarter ending December 31, 2002, the Company may not be in compliance with one or more of the financial covenants under the Credit Facility.

      In August 2002, we completed the funding of $3.5 million from the issuance of Convertible Notes. See Note 2 to the Financial Statements above. However, we continue to experience difficulties in meeting all of our cash operating needs, due to unpredictability in our revenues and the impact of economic conditions on our customers. If we do not meet our revenue expectations in any quarters in the current fiscal year, including the quarter ending December 31, 2002, we may have further difficulty in meeting our operating cash needs.

      On September 30, 2002, the Company and Foothill amended the Credit Facility with respect to the financial covenants for the quarter ending September 30, 2002 and reset the financial covenants for the balance of fiscal 2003. This amendment was completed due to the current economic and market conditions.

      On November 12, 2002, the Company and Foothill further amended the Credit Facility to provide for, among other things, temporary additional borrowing availability under the revolving credit portion of the Credit Facility and the deferral of certain payments owing under the term loan portion of the Credit Facility. In addition, the amendment further amends the financial covenants for the quarter ended September 30, 2002 and resets the covenants for the remainder of fiscal 2003 as a result of the restatement discussed in Note 3 to the Financial Statements above. Borrowing availability under this amendment is dependent upon the Company meeting certain conditions imposed by Foothill. See
Note 7 to the Financial Statements above.

      If the Company fails to comply with the conditions imposed under this amendment, the commitments of Foothill to make advances and issue letters of credit for the account of the Company will terminate and any such advances and/or issuances of letter of credit may be issued by Foothill in its sole and absolute discretion. In addition, non-compliance with the conditions in certain circumstances may cause an event of default under the Credit Facility. Because of the subjective nature of these covenants and the risks associated with noncompliance by the Company, indebtedness outstanding under the Credit Facility has been classified as a current liability in the balance sheet as of September 30, 2002 and June 30, 2002.

      We have been able to demonstrate positive cash flows from operating activities over the past six months ended September 2002. We also believe that our restructuring efforts in the last several months, and our tight cost management since that time, will support our efforts to achieve quarterly profitability and positive cash flow from operations in the future. By doing so, we expect to be able, over time, to improve our cash flow to meet operating needs and to meet the financial covenants imposed under the Credit Facility. In addition, while we have classified $14.3 million of Foothill debt as a current obligation, we are contractually obligated to pay them $6.1 million in the coming twelve months. When all of these factors are taken together, we believe we will have sufficient cash and cash flow from operations to satisfy cash flow needs for the next 12 months.

      However, given the difficult economic environment, there can be no assurance that we can achieve levels of quarterly revenue sufficient to satisfy our cash flow needs or to meet the financial covenants of the Credit Facility in future periods or that Foothill, given the subjective nature of the covenants under the Credit Facility, will continue to provide special financing arrangements to support us in meeting our operating cash needs. Additionally, we may not be able to obtain other debt or equity financing from other sources. The Company continues to evaluate the Company's strategic and business alternatives. Such alternatives include, but are not limited to, seeking additional sources of capital, further cost-cutting actions, merger with, acquisition of or sale to another software company, or other financial restructuring. All of the Company's strategic efforts are being directed toward 1) reviewing and evaluating our strategic and business alternatives, 2) continuing to serve our customers' needs, 3) advancing our product strategies, which includes SyteLine 7 and our other product offerings and 4) improving the Company's competitive position for the future.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Foreign Exchange. Frontstep's revenues originating outside of North America were 30% and 25% of total revenue for the current and prior year fiscal quarters, respectively. By geographic region, revenues originating in Europe were 18% and 14% of total revenue for the current and prior year fiscal quarters, respectively. Revenues originating in Asia Pacific were 12% and 11% of total revenue for the current and prior year fiscal quarters, respectively. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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


ITEM 4.      CONTROLS AND PROCEDURES.

      (a)   Evaluation of disclosure controls and procedures.

            Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

      (b)   Changes in internal controls

            There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.


      In connection with the November 12, 2002 amendment to the Credit Facility (See Note 2 to the Financial Statements in Part I above), the Company and Foothill also amended the Amended and Restated Common Share Purchase Warrant dated as of November 15, 2001 issued to Foothill to adjust the exercise price of such warrants from $3.36 per share to $2.85 per share of common stock of the Company.

      In connection with the amendment of Foothill's Amended and Restated Common Share Purchase Warrant as described above, the conversion price of the Series A Preferred Stock has been adjusted to $2.85 per share from $6.00 per share of common stock of the Company pursuant to the Amended Articles of Incorporation of the Company. Additionally, the exercise price of warrants held by the holders of the Series A Preferred shares for 453,546 common shares was reduced to $2.85 per share from $3.36 per share pursuant to the anti-dilution provisions of such warrant.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5.     OTHER INFORMATION.

      None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a) See Index to Exhibits filed with this Quarterly Report on Form 10-Q following the Signature Page.

      (b)   Reports on Form 8-K.


      The Company filed a current report on Form 8-K on July 15, 2002 indicating under Item 5 (Other Events) that, on July 9, 2002 the Company completed the closing of the private placement providing a total of $5 million of funding to the Company from certain of its preferred shareholders, including Fallen Angel Equity Fund and entities affiliated with Morgan Stanley, and two other shareholders and directors of the Company, Lawrence J. Fox and James A. Rutherford (collectively, the "Investors"). On March 7, 2002, the Company issued its warrants and 10% subordinated notes in the aggregate principal amount of $1.5 million (the "Initial Notes") in a private placement to the Investors pursuant to a Securities Purchase Agreement dated March 7, 2002 (the "Original Agreement"). The March transaction was part of an agreement by the Investors, subject to certain conditions, to provide a total of $5 million of funding to the Company. The proposed financing was first publicly announced on February 14, 2002, in a press release issued by the Company, a copy of which was included as an exhibit to the Company's Form 8-K dated March 7, 2002 filed with the Securities and Exchange Commission. Under the Original Agreement, the Company agreed to issue and sell to the Investors, and the Investors agreed to purchase, subject to certain conditions, including the approval of the Company's shareholders, in the aggregate the remaining $3.5 million principal amount of 10% subordinated convertible notes due May 10, 2004 (the "Convertible Notes").

      On June 20, 2002, shareholders of the Company approved the issuance of the Convertible Notes, the issuance of common shares upon conversion of the Initial Notes and the issuance of that portion of the warrants issued in March 2002 to Mr. Fox and Mr. Rutherford. On July 9, 2002, the Company and the Investors entered into Amendment Number One to the Original Agreement (the "Amendment") and completed the closing of the Convertible Notes transaction. The closing constituted the "Convertible Closing" as such term is defined in the Original Agreement and, therefore, as a result of the closing, the Initial Notes became convertible into common shares of the Company, at the election of the holders, at a conversion price of $2.4876 per share at any time after July 9, 2002. In addition, the Amendment permits the Company to issue up to $3.5 million in principal amount of Convertible Notes to the Investors as required to satisfy the Company's working capital requirements upon a determination by the Company's Board of Directors that additional funding for such purpose is needed. All other conditions precedent to the Investors obligations to purchase the Convertible Notes had been satisfied. The Company announced this agreement in a press release on July 10, 2002 and a copy was included as an exhibit to the 8-K filing.


      The Company filed a current report on Form 8-K on August 5, 2002 indicating under Item 5 (Other Events) that, the Company was restating its Statements of Operations and its Balance Sheets for the year ended June 30, 2001 and for the nine months ended March 31, 2002 (the "Restatement"); and 2) reclassifying the presentation of certain costs in its Statement of Operations for the years ended June 30, 2000 and 2001 (the "Reclassification").


      The Restatement was made to correct the previously reported financial results due to an isolated error in third-party software used by the Company which affected the timing of recognition of revenue from renewals of the Company's maintenance and support contracts during those reported periods. The final fiscal quarter ended June 30, 2002 was not affected by the error. For the nine-month period of fiscal 2002, which ended March 31, 2002, the impact of this error was $427,000 on reported revenue of $70,457,000, or a net change of 0.6%. The Company believes that the impact of this restatement to future periods is positive since the balance of deferred revenue, revenue to be recorded in future periods, increased by $1,637,000 as of March 31, 2002.


      The Reclassification was made to more appropriately present certain charges in the Statements of Operations in accordance with current accounting practice. This reclassification did not change the amount of reported revenues, operating income or net income for either of the two prior years that were affected.


      The Company included schedules as exhibits to the 8-K filing showing the adjusted Statements of Operations for each of the years ended June 30, 2000 and 2001 and for the nine-months ended March 31, 2002.


      The Company filed a current report on Form 8-K on August 15, 2002 indicating under Item 5 (Other Events) that the Company issued its 10% convertible subordinated notes (the "Convertible Notes") in the aggregate principal amount of $2.5 million to, and received $2.5 million in cash from, certain of its preferred shareholders, including Fallen Angel Equity Fund and entities affiliated with Morgan Stanley, and two other shareholders and directors of the Company, Lawrence J. Fox and James A. Rutherford (collectively, the "Investors"), in accordance with the terms of the private placement transaction previously announced. The Convertible Notes are each due on May 10, 2004 and are convertible into common shares of the Company at a conversion rate of $2.4876 per share.


      The private placement transaction was discussed and has been disclosed previously in the Company's Form 8-K's dated March 7, 2002 and July 9, 2002, respectively, filed with the Securities and Exchange Commission, and in press releases, copies of which are included with such filings.


      The Company filed a current report on Form 8-K on September 4, 2002 indicating under Item 5 (Other Events) that, the Company issued its 10% subordinated convertible notes (the "Convertible Notes") in the aggregate principal amount of $1.0 million to, and received $1.0 million in cash from, certain of its preferred shareholders, including Fallen Angel Equity Fund and entities affiliated with Morgan Stanley, and two other shareholders and directors of the Company, Lawrence J. Fox and James A. Rutherford (collectively, the "Investors"), in accordance with the terms of the private placement transaction previously announced. The Convertible Notes are each due on May 10, 2004 and are convertible into common shares of the Company at a conversion rate of $2.4876 per share.


      The private placement transaction was discussed and has been disclosed previously in the Company's Form 8-K's dated March 7, 2002, July 9, 2002, and August 12, 2002, respectively, filed with the Securities and Exchange Commission, and in press releases, copies of which are included with such filings.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FRONTSTEP, INC.



Dated:  November 19, 2002       By:    /s/ Daniel P. Buettin
        -----------------          --------------------------------------------
                                       Daniel P. Buettin
                                       Vice President, Finance, Chief Financial
                                       Officer and Secretary
                                       (on behalf of the Registrant and as
                                       Principal Financial Officer)

                                 CERTIFICATIONS

I, Stephen A. Sasser, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Frontstep, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

                                By:     /s/ STEPHEN A. SASSER
                                   -------------------------------------------
                                            Stephen A. Sasser
                                     President and Chief Executive Officer

I, Daniel P. Buettin, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Frontstep, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002

                              By:            /s/ DANIEL P. BUETTIN
                                   --------------------------------------------
                                                 Daniel P. Buettin
                                             Vice President, Finance,
                                      Chief Financial Officer and Secretary,
                                    Principal Financial and Accounting Officer

                                INDEX TO EXHIBITS

Exhibit No.         Description                                         Page
-----------         -----------                                         ----

10(a)               Amendment to Convertible Subordinated          Filed herein
                    Note Agreement, dated as of September 16,
                    2002, by and between Frontstep Solutions
                    Group, Inc. and MVC Corporation

10(b)               Amendment to Convertible Subordinated          Filed herein
                    Note Agreement, dated as of September 16,
                    2002, by and between Frontstep Solutions
                    Group, Inc. and Mitsui & Co., Asia
                    Investment Ltd.

10(c)               Seventh Amendment to Loan and Security         Filed herein
                    Agreement dated as of September 30, 2002 with Foothill Capital Corporation, as the arranger and administrative agent for the Lenders

10(d)               Eighth Amendment to Loan and Security          Filed herein
                    Agreement dated as of November 12, 2002
                    with Foothill Capital Corporation, as the arranger and administrative agent for the Lenders

10(e)               Amendment No. 1 dated November 12, 2002        Filed herein
                    to Amended and Restated Common Share
                    Purchase Warrant, dated November 15,
                    2001, issued to Foothill Capital
                    Corporation

99(a)               Certificates of Chief Executive Officer and    Filed herein
                    Chief Financial Officer pursuant to Title 18,
                    United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002