Form 10-K/A
period 2002-06-30
FRONTSTEP INC
filed 2002-12-05
CIK 872443

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A
                                   (AMENDED)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant's common stock in the Nasdaq National Market on September 10, 2002, was approximately $22,704,654. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of September 10, 2002, 7,568,218 shares of the issuer's common stock, without par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FRONTSTEP, INC. AND SUBSIDIARIES
                 FISCAL YEAR 2002 ANNUAL REPORT ON FORM 10-K/A

                                EXPLANATORY NOTE

     This Form 10-K/A ("Form 10-K/A") amends Item 1, 6, 7 and 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2002, including our consolidated financial statements therein that was originally filed on October 1, 2002.

     As described in Note 3 to the consolidated financial statements, a restatement of our consolidated financial statements has been made to correct the previously reported financial results and certain of our balance sheet accounts for each of our fiscal years ended June 30, 1998 through 2002. This Form 10-K/A does not otherwise update the other information in our originally filed Form 10-K for the fiscal year ended June 30, 2002 to reflect any subsequent information or events after the original filing date.

                                     INDEX

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.   Business....................................................     3
Item 2.   Properties..................................................    11
Item 3.   Legal Proceedings...........................................    11
Item 4.   Submission of Matters to a Vote of Securities Holders.......    11

                                   PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    12
Item 6.   Selected Financial Data.....................................    14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    14
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................    30
Item 8.   Financial Statements and Supplementary Data.................    31
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    61

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    61
Item 11.  Executive Compensation......................................    63
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................    68
Item 13.  Certain Relationships and Related Transactions..............    72

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    73

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

     According to AMR Research, a software market analysis firm, the worldwide marketplace for enterprise software will grow from approximately $37 billion in calendar year 2001 to more than $70 billion in calendar year 2006. For each of the major product markets, the projected annual growth rates are estimated to be approximately as follows:

                                                  WORLDWIDE       WORLDWIDE
SOFTWARE MARKET                                 REVENUES 2001   REVENUES 2006   GROWTH RATE
---------------                                 -------------   -------------   -----------
                                                        (IN BILLIONS)
Supply chain and product life-cycle
  management..................................      $ 5.6           $13.6           20%
Customer relationship management..............       11.0            26.0           19%
Enterprise resource planning..................       20.0            31.0            9%

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

          Build on our leadership position in key vertical sectors. We believe that we are a leading provider of enterprise system solutions, which are broad and deep, to specific business environments. Our solutions fit single-or multi-site manufacturing companies in specific key verticals including: industrial equipment, fabricated metals, electrical equipment and electronics, furniture and fixtures, specialty vehicles and automotive, and aerospace. These companies employ discrete, to-order manufacturing styles such as engineer-to-order, make-to-order, and mixed mode/hybrid. They are demand pull-driven and need to compress lead times to better manage a complex product ordering and sales process. They need solutions that easily integrate with and complement parent-company systems like SAP or Oracle. We intend to leverage our experience and customer base to enhance our leadership position in the discrete, to-order manufacturing market.

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

                                                     NORTH AMERICA   EUROPE    ASIA/PACIFIC
                                                     -------------   -------   ------------
FISCAL 2002
Total Revenue, restated............................    $ 66,563      $16,002     $10,101
Operating Income (loss), restated..................      (2,487)         916        (396)
Long-lived assets..................................       4,301          397         332
FISCAL 2001
Total Revenue, restated............................    $ 91,407      $14,751     $10,869
Operating Income (loss), restated..................     (25,176)        (184)     (2,225)
Long-lived assets..................................       6,822          312         512
FISCAL 2000
Total Revenue, restated............................    $103,035      $13,873     $11,855
Operating Income (loss), restated..................      (5,677)      (3,962)     (1,179)
Long-lived assets..................................       7,222          383         468

     The revenue and operating income (loss) above have been restated as described in Note 3 to the Consolidated Financial Statements.

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

     We are committed to product and technological excellence and to meeting the changing needs of our customers. As a result, we commit a substantial portion of our revenues to research and development and to building new products, which are typically capitalized as developed. Total research and product development costs, including amounts capitalized, were $13.7 million, $18.4 million, and $22.6 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. Additions to capitalized software were $7.6 million, $5.1 million, and $6.9 million for the same respective periods and were capitalized in accordance with applicable accounting standards.

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

     The manner in which the votes were cast with respect to the Convertible Note proposal was as follows:

SHARES VOTED  SHARES VOTED                BROKER
   "FOR"       "AGAINST"    ABSTENTIONS  NON-VOTES
------------  ------------  -----------  ---------
3,989,816...    482,766       15,339       None

     The manner in which the votes were cast with respect to the Director Stock Option Plan proposal was as follows:

SHARES VOTED  SHARES VOTED                BROKER
   "FOR"       "AGAINST"    ABSTENTIONS  NON-VOTES
------------  ------------  -----------  ---------
7,341,320...    302,621       15,730       None

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

                                                    YEAR ENDED JUNE 30,
                                    ----------------------------------------------------
                                      2002       2001       2000       1999       1998
                                    RESTATED   RESTATED   RESTATED   RESTATED   RESTATED
                                    --------   --------   --------   --------   --------
STATEMENT OF OPERATION DATA:
Total revenue.....................  $92,666    $117,027   $128,763   $128,865   $96,982
Cost of revenue...................   44,753      58,745     61,623     52,018    35,315
                                    -------    --------   --------   --------   -------
Gross margin......................   47,913      58,282     67,140     76,847    61,667
Operating expenses:
  Selling, general and
     administrative...............   41,921      62,847     57,583     56,588    43,981
  Research and development........    6,182      13,332     15,684     10,332     7,786
  Amortization of acquired
     intangibles..................    1,777       3,285      3,571      2,118     1,546
  Restructuring and other
     charges......................       --       6,403      1,120        835     6,683
                                    -------    --------   --------   --------   -------
     Total operating expenses.....   49,880      85,867     77,958     69,873    59,996
                                    -------    --------   --------   --------   -------
Operating income (loss)...........   (1,967)    (27,585)   (10,818)     6,974     1,671
Other (expense) income, net.......   (2,142)       (510)      (966)       187      (214)
                                    -------    --------   --------   --------   -------
(Loss) income before income
  taxes...........................   (4,109)    (28,095)   (11,784)     7,161     1,457
(Benefit from) provision for
  income taxes....................     (693)     (2,063)    (1,610)     2,761     3,307
                                    -------    --------   --------   --------   -------
Net (loss) income.................  $(3,416)   $(26,032)  $(10,174)  $  4,400   $(1,850)
                                    =======    ========   ========   ========   =======
Net (loss) income per common
  share -- diluted................  $ (0.44)   $  (3.45)  $  (1.37)  $   0.61   $ (0.29)
                                    =======    ========   ========   ========   =======
Weighted average shares
  outstanding -- diluted..........    7,694       7,535      7,411      7,264     6,317
BALANCE SHEET DATA:
Working capital...................  $(6,380)   $  1,719   $ 18,345   $ 20,782   $12,379
Total assets......................   75,112      74,341     96,126     92,215    67,801
Total long-term debt and lease
  obligations.....................    1,031       8,742      3,169      5,759     2,305
Total shareholders' equity........   18,717      20,074     35,747     41,387    29,877

The Selected Financial Data for 2002, 2001 and 2000 has been restated as described in Note 3 to the Consolidated Financial Statements. Restatements of fiscal years 1999 and 1998 are discussed in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the information set forth under
Item 6 -- Selected Financial Data and the financial statements and the Notes to those statements included elsewhere in this Report on Form 10-K/A, as well as the following section titled "Factors That May Affect Future Results and Market Price of Stock" herein.

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

     However, over the last few years, it has been difficult to manage and predict our revenues due to ever more difficult economic conditions and a lack of demand from manufacturers who have significantly limited their capital spending budgets, especially for information technology investments. This situation has been most severe in North America which has been mired in a recession for nearly two years. We have reacted to these difficult economic and market conditions in several ways. We have accomplished significant reductions in the Company's operating costs and we have completed several financing transactions; each with the intentions of balancing our costs with expected revenues and of ensuring adequate cash to meet our operating needs. In the quarter ended June 30, 2002, we reported operating income in excess of $1.0 million and net income of $457,000 or $0.04 per share.

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

RESTATEMENT

     The Company has restated its financial statements for the years ended June 30, 2000, 2001, and 2002 (the "Restatement") as described in Note 3 to the Consolidated Financial Statements. As described below, the Company has also restated 1998 and 1999.

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

     Previously, the Company had accounted for these revenues as license fees and recognized both the revenues and related royalty costs due to Progress at the time of the initial sale and at the time of each customer renewal. The Company has concluded that the appropriate accounting treatment of these revenues and related costs is to defer their recognition at the time of each transaction and to amortize these revenues and costs into the Statement of Operations ratably over the performance period, generally twelve months. Additionally, the Company has reclassified these revenues as maintenance revenue.

     Additionally, due to the Progress restatement affecting the fiscal years ended June 30, 1998, 1999 and 2000; Ernst & Young, LLP ("E&Y"), the previous auditor of the Company, requested that certain adjustments and reclassifications that were previously deemed to be immaterial be adjusted for in our restated results for those years.

     For the year ended June 30, 2002, the Progress restatement increased revenue by $80,000 or 0.1% of the previously reported revenue of $92,586,000. License revenue for the year reduced $6,910,000 or 19.5% to $28,462,000 from the previously reported $35,372,000. Maintenance and support revenue increased $6,990,000 or 19.7% to $42,417,000 from the previously reported $35,427,000.
Cost of revenues increased by $51,000 or 0.1% of the previously reported cost of revenues of $44,702,000. The net of these changes resulted in a reduction in the net loss for the year by $29,000 or 0.8% of the previously reported net loss of $3,445,000. The balance sheet account entitled Deferred revenue increased as of June 30, 2002 by $2,611,000 or 13.9% from the previously reported balance of $18,796,000. Prepaid expenses increased $1,697,000 or 27.3% to $7,921,000 from the previously reported $6,224,000. Accounts payable and accrued expenses decreased $13,000 or 0.1% to $13,271,000 from the previously reported $13,284,000. The cumulative effect of the adjustments for this and all prior periods decreased Shareholders' Equity at June 30, 2002 by $901,000 or 4.6% of the previously reported balance of $19,618,000.

     For the year ended June 30, 2001, the Progress restatement decreased revenue by $49,000 or 0.0% of the previously reported revenue of $117,076,000. License revenue for the year reduced $7,020,000 or 13.7% to $44,289,000 from the previously reported $51,309,000. Maintenance and support revenue increased $6,971,000 or 20.0% to $41,817,000 from the previously reported $34,846,000.
Cost of revenues decreased by $81,000 or 0.1% of the previously reported cost of revenues of $58,826,000. The net of these changes resulted in a reduction in the net loss for the year by $32,000 or 0.1% of the previously reported net loss of $26,064,000. The balance sheet account entitled Deferred revenue increased as of June 30, 2001 by $2,691,000 or 13.3% from the previously reported balance of $20,278,000. Prepaid expenses increased $1,748,000 or 46.5% to $5,504,000 from the previously reported $3,756,000. Accounts payable and accrued expenses decreased $13,000 or 0.1% to $15,597,000 from the previously reported $15,610,000. The cumulative effect of the adjustments for this and all prior periods decreased Shareholders' Equity at June 30, 2001 by $930,000 or 4.4% of the previously reported balance of $21,004,000.

     For the year ended June 30, 2000, the Progress restatement decreased revenue by $358,000 or 0.3% of the previously reported revenue of $128,908,000. License revenue for the year was reduced $6,532,000 or 11.3% to $51,326,000 from the previously reported $57,858,000. Maintenance and support revenue increased $6,174,000 or 19.6% to $37,598,000 from the previously reported $31,424,000.
Cost of revenues decreased by $233,000 or 0.4% of the previously reported cost of revenues of $61,856,000. The net of these changes resulted in an increase in the net loss for the year by $125,000 or 1.2% of the previously reported net loss of $10,205,000. The balance sheet account entitled Deferred revenue increased as of June 30, 2000 by $2,643,000 or 14.5% from the previously reported balance of $18,223,000. Prepaid expenses increased $1,717,000 or 65.8% to $4,327,000 from the previously reported $2,610,000. The cumulative effect of the adjustments for this and all prior periods decreased Shareholders' Equity at June 30, 2000 by $925,000 or 2.5% of the previously reported balance of $36,709,000.

     For the year ended June 30, 1999, the Progress restatement decreased revenue by $11,000 or 0.0% of the previously reported revenue of $128,072,000. License revenue for the year reduced $5,759,000 or 8.5% to $61,664,000 from the previously reported $67,423,000. Maintenance and support revenue increased $5,748,000 or 21.5% to $32,450,000 from the previously reported $26,792,000.
Cost of revenues decreased by $7,000 or 0.0% of the previously reported cost of revenues of $52,025,000. The net of these changes resulted in an increase in the net loss for the year by $4,000 or 0.0% of the previously reported net loss of $3,995,000. The balance sheet account entitled Deferred revenue increased as of June 30, 1999 by $2,284,000 or 13.3% from the previously reported balance of $17,209,000. Prepaid expenses increased $1,485,000 or 59.0% to $4,003,000 from the previously reported $2,610,000. The cumulative effect of the adjustments for this and all prior periods decreased Shareholders' Equity at June 30, 1999 by $799,000 or 1.9% of the previously reported balance of $42,401,000.

     For the year ended June 30, 1998, the Progress restatement decreased revenue by $594,000 or 0.6% of the previously reported revenue of $97,597,000. License revenue for the year reduced $5,739,000 or 9.8% to $52,759,000 from the previously reported $58,498,000. Maintenance and support revenue increased $5,145,000 or 13.2% to $44,244,000 from the previously reported $39,099,000.
Cost of revenues decreased by $208,000 or 0.3% of the previously reported cost of revenues of $61,896,000. The net of these changes resulted in an increase in the net loss for the year by $208,000 or 15.3% of the previously reported net loss of $1,356,000. The balance sheet account entitled Deferred revenue increased as of June 30, 1998 by $2,273,000 or 17.3% from the previously reported balance of $13,155,000. Prepaid expenses increased $1,477,000 or 109.7% to $2,823,000 from the previously reported $1,346,000. The cumulative effect of the adjustments for this and all prior periods decreased Shareholders' Equity at June 30, 1998 by $796,000 or 2.5% of the previously reported balance of $31,301,000.

     For the year ended June 30, 2000, the restated financial statements also include certain adjustments and reclassifications that were previously deemed to be immaterial. The effect increased revenue by $213,000 or 0.2% of the previously reported revenue of $128,908,000. License revenue for the year increased $133,000 or 0.2% from the previously reported $57,858,000. Maintenance and support revenue increased $80,000 or 0.3% from the previously reported $31,424,000. Operating costs increased by $110,000 or 0.1% of the previously reported operating costs of $77,848,000. The income tax benefit increased by $53,000 or 3.4% of the previously reported income tax benefit of $1,557,000. The net of these changes resulted in a decrease in the net loss for the year by $156,000 or 1.5% of the previously reported net loss of $10,205,000. The cumulative effect of the adjustments for this and all prior periods decreased Shareholders' Equity at that date by $37,000 or 0.1% of the previously reported balance of $36,709,000.

     For the year ended June 30, 1999, the restated financial statements also include certain adjustments and reclassifications that were previously deemed to be immaterial. The effect reduced revenue by $196,000 or 0.2% of the previously reported revenue of $128,072,000. License revenue for the year decreased $55,000 or 0.1% from the previously reported $67,423,000. Services revenue decreased $119,000 or 0.3% from the previously reported $34,857,000. Maintenance and support revenue decreased $22,000 or 0.1% from the previously reported $26,792,000. Operating costs decreased by $120,000 or 0.2% of the previously reported operating costs of $69,993,000. Other income and expenses increased $36,000 or 23.8% from the previously reported $151,000. The provision for income taxes increased by $445,000 or 13.9% of the previously reported income tax of $3,206,000. The net of these changes resulted in an increase in the net income for the year by $405,000 or 10.1% of the previously reported net income of $3,999,000. The cumulative effect of the adjustments for this and all prior periods decreased Shareholders' Equity at that date by $215,000 or 0.5% of the previously reported balance of $42,401,000.

     For the year ended June 30, 1998, the restated financial statements also include certain adjustments and reclassifications that were previously deemed to be immaterial. The effect reduced revenue by $21,000 or 0.0% of the previously reported revenue of $97,597,000. License revenue for the year decreased $142,000 or 0.2% from the previously reported $58,498,000. Maintenance and support revenue increased $121,000 or 0.3% from the previously reported $39,099,000. Operating costs increased by $118,000 or 0.2% of the previously reported operating costs of $59,878,000. Other income and expenses decreased $36,000 or 20.2% from the previously reported $178,000. The provision for income taxes increased by $111,000 or 3.5% of the previously reported income tax of $3,196,000. The net of these changes resulted in a increase in the net loss for the year by $286,000 or 21.1% of the previously reported net loss of $1,356,000. The cumulative effect of the adjustments for this and all prior periods decreased Shareholders' Equity at that date by $628,000 or 2.0% of the previously reported balance of $31,301,000.

     The restatement of our financial statements discussed in Note 3 of Notes to Consolidated Financial Statements triggered a violation of the financial covenants under our Foothill Credit Facility. Foothill has agreed to waive the violation and reset the covenants for the remainder of fiscal 2003. The amendment also includes certain non-financial covenants related to the strategic planning of the Company that could lead to an acceleration of our repayment obligation under the arrangement. While we expect to be able to comply with the terms of the amended agreement there can be no assurance that the debt will not be accelerated. Accordingly, we have reclassified the amounts outstanding under the arrangement as a current liability in the accompanying consolidated balance sheet.

     The financial statements included herein reflect the restatement. The following discussion reflects effects of the restatement.

  FISCAL 2002 COMPARED TO FISCAL 2001

     Revenue. Total revenue decreased $24.4 million, or 20.8%, to $92.7 million in fiscal 2002 from $117.0 million in fiscal 2001. The total revenue mix is shown in the table below (in thousands, except percentage data):

                                                      FISCAL YEARS ENDED JUNE 30,
                                                  ------------------------------------
                                                       2002                 2001
                                                  ---------------     ----------------
License fees revenue............................  $28,462    30.7%    $ 44,289    37.8%
Service revenue.................................   21,787    23.5%      30,921    26.4%
Maintenance and support revenue.................   42,417    45.8%      41,817    35.8%
                                                  -------   -----     --------   -----
          Total revenue.........................  $92,666   100.0%    $117,027   100.0%
                                                  =======   =====     ========   =====

     License fees revenue decreased 35.7% in the current fiscal year from the prior fiscal year. We believe that the decrease in license fees revenue in fiscal 2002 is industry-wide due to the current economic climate that is causing our customers and potential customers to defer their buying decisions related to large capital investments, particularly information technology investments. The Company further believes that our customers in North America have been impacted more dramatically than elsewhere in the world. Our license fees revenues in Europe improved from fiscal 2001 and were comparable to fiscal 2001 license fees revenues in Asia Pacific. We expect that license fees revenues will remain stable or decline slightly in the September 2002 quarter and will not begin to grow again until the current economic climate improves and demand for our products improves as a result.

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

     Maintenance and support revenue increased 1.4% in the current fiscal year from the prior fiscal year. Maintenance and support revenue increased as a percentage of total revenue primarily due to the lower license fees and service revenue. Our maintenance and support revenues have been stable after several years of growth. Stability in maintenance and support revenues in the coming year is dependent upon continued renewals of such maintenance and support by our existing customers. We believe that the release of SyteLine 7 will enhance the value of such arrangements to our customers and that there will be sufficient renewals in the coming year to provide for stable maintenance and support revenues.

     Cost of Revenue. Total cost of revenue as a percentage of total revenue decreased to 48.3% for the current fiscal year from 50.2% for the prior fiscal year.

     Cost of license fees revenue decreased $4.3 million, or 24.9%, to $13.0 million in the current fiscal year from $17.3 million in the prior fiscal year and as a percentage of license fees revenue, increased to 45.6% in the current fiscal year from 39.0% in the prior fiscal year. Fiscal year 2001 includes $1.9 million of capitalized software written off as part of restructuring the business. In the current fiscal year, the increase as a percentage of license fees revenue is primarily attributable to the effects of product mix relative to third-party product royalty arrangements, discounting as a result of weakened demand and lower license fees revenue affecting certain fixed and related costs. Cost of license fees revenue includes certain fixed components including amortization of capitalized software. Amortization of capitalized software has increased in the current fiscal year over the amount of amortization in the prior fiscal year.

     Cost of service, maintenance and support revenue decreased $9.7 million, or 23.4%, to $31.8 million in the current fiscal year from $41.5 million in the prior fiscal year and as a percentage of service, maintenance and support revenue, decreased to 49.5% in the current fiscal year from 57.0% in the prior fiscal year. The decrease in cost is attributable to a decline in service revenue for the reasons discussed above and significant cost reductions as part of the Company's overall restructuring efforts. The percentage decrease is primarily due to greater percentage in the current year of maintenance and support revenues relative to service revenue which have higher margins than service revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $20.9 million, or 33.3%, to $41.9 million in the current fiscal year from $62.8 million in the prior fiscal year. Such expenses as a percentage of total revenue decreased to 45.2% in the current fiscal year from 53.7% in the prior fiscal year. The decrease in costs and as a percentage of total revenue is attributable to the Company's efforts since April 2001 to significantly reduce its operating costs and to a $6.8 million charge to write-off certain accounts receivable which was recorded in the prior fiscal year.

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

     Benefit from Income Taxes. The benefit from income taxes for the current and prior fiscal years reflects an effective tax rate of 16.9% and 7.3%, respectively. The effective tax rate in the current fiscal year differs from the expected corporate tax rate primarily due to valuation allowances recorded against the deferred tax assets.

  FISCAL 2001 COMPARED TO FISCAL 2000

     Revenue. Total revenue decreased $11.7 million, or 9.1%, to $117.0 million in fiscal 2001 from $128.8 million in fiscal 2000. The total revenue mix is shown in the table below (in thousands, except percentage data):

                                                      FISCAL YEARS ENDED JUNE 30,
                                                 -------------------------------------
                                                       2001                 2000
                                                 ----------------     ----------------
License fees revenue...........................  $ 44,289    38.7%    $ 51,459    40.0%
Service revenue................................    30,921    26.4%      39,626    30.8%
Maintenance and support revenue................    41,817    35.8%      37,678    29.2%
                                                 --------   -----     --------   -----
          Total revenue........................  $117,027   100.0%    $128,763   100.0%
                                                 ========   =====     ========   =====

     License fees revenue decreased 13.9% in fiscal 2001 from fiscal 2000. We believe that the decrease in license fees revenue in fiscal 2001 was due to the economic climate which caused our customers and potential customers to defer their buying decisions related to large capital investments, particularly information technology investments.

     Service revenue decreased 22.0% in fiscal 2001 from fiscal 2000. The decrease was primarily the result of sluggish license fees revenue experienced by the Company in fiscal 2001. Service revenues in particular are directly dependent on new license purchases by new and existing customers, which decreased 13.9% in fiscal 2001 from fiscal 2000. Maintenance and support revenue increased 11.0% due primarily to steadily improving number of active customer contracts over the last few years as the base of customers under such programs has continued to grow.

     Cost of Revenue. Total cost of revenue as a percentage of total revenue increased to 50.2% for the 2001 fiscal year from 47.9% for the 2000 fiscal year.

     Cost of license fees revenue increased $0.0 million, or 0.1%, to $17.3 million in fiscal 2001 from $17.3 million in fiscal 2000 and as a percentage of license fees revenue, increased to 39.0% in fiscal 2001 from

33.5% in fiscal 2000. Both years include $1.9 million of capitalized software written off as part of restructuring the business in each of these years. The percentage increase was primarily attributable to an increase in the number of third party product vendors included in our new product offerings, discounting as a result of weakened demand and lower license fees revenue affecting certain fixed and related costs.

     Cost of service, maintenance and support revenue decreased $2.9 million, or 6.5%, to $41.5 million in fiscal 2001 from $44.4 million in fiscal 2000 and as a percentage of service, maintenance and support revenue, decreased to 57.0% in fiscal 2001 from 57.4% in fiscal 2000. The decrease in cost was attributable to a decline in service revenue resulting from sluggish license fees revenue in fiscal 2001 and the percentage decrease was primarily due to the continued growth of maintenance and support revenues which have higher margins than service revenues. As noted above, service revenues in particular are directly dependent on new license purchases by new and existing customers.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.3 million, or 9.1%, to $62.8 million in fiscal 2001 from $57.6 million in fiscal 2000. Such expenses as a percentage of total revenue increased to 53.7% in fiscal 2001 from 44.7% in fiscal 2000. The increase in costs and in the percentage of such costs to total revenue in fiscal 2001 was attributable to a $6.8 million charge to write-off accounts receivable, offset by the initial impact of the Company's restructuring that commenced in April 2001, the full effect of which substantially reduced such costs in fiscal 2002.

     Research and Development. Total research and development costs, including amounts capitalized, decreased $4.2 million or 18.5%, to $18.4 million for fiscal 2001 from $22.6 million for fiscal 2000 and decreased as a percentage of total revenues to 15.7% in fiscal 2001 from 17.5% in fiscal 2000. Although total research and development spending decreased from the prior fiscal year, we continued to spend a substantial portion of total revenues on the development of our expanded product offerings and product capabilities, development of future releases of our ERP software and development of interfaces with third-party software products. We believe that these investments were critical to the success and market acceptance of our new product offerings and total suite of comprehensive business systems.

     Restructuring and Other Charges. In April 2001, we announced a broad restructuring plan in order to reduce the Company's workforce, reduce expenses associated with non-essential activities and to improve the Company's ability to be profitable at lower levels of revenue. This restructuring is discussed above under the section entitled "Fiscal 2002 Compared to Fiscal 2001".

     Benefit from Income Taxes. The benefit from income taxes for the 2001 and 2000 fiscal years reflects an effective tax rate of 7.3% and 13.7%, respectively. The effective tax rate in the current fiscal year differs from the expected corporate tax rate primarily due to valuation allowances recorded against the deferred tax assets related to net operating losses incurred domestically.

QUARTERLY RESULTS (RESTATED)

                                                                THREE MONTHS ENDED
                                                                  (IN THOUSANDS)
                                           FISCAL 2002                                       FISCAL 2001
                         -----------------------------------------------   -----------------------------------------------
                         JUNE 30   MARCH 31   DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31   DECEMBER 31   SEPTEMBER 30
                         -------   --------   -----------   ------------   -------   --------   -----------   ------------
Total revenue..........  $22,469   $21,785      $23,306       $25,106      $28,708   $26,498      $33,585       $28,236
Gross margin...........   11,617    10,880       11,573        13,843       16,075     9,663       18,706        13,838
Operating income
  (loss)...............    1,008    (1,260)      (2,514)          799       (4,985)  (15,870)      (1,587)       (5,143)
% of total revenue
Gross margin...........     51.7%     49.9%        49.7%         55.1%        56.0%     36.5%        55.7%         49.0%
Operating income
  (loss)...............      4.5%     (5.8)%      (10.8)%         3.2%       (17.4)%   (59.9)%       (4.7)%       (18.2)%

     The quarterly results for fiscal 2002 and 2001 have been restated as described in Note 3 to the Consolidated Financial Statements.

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

As a result, any shortfall of actual revenue in a given quarter would adversely affect net earnings for that quarter. Further explanation of significant variations by quarter is as follows:

FISCAL 2001:

     QUARTER ENDED SEPTEMBER 30, 2000. The Company continued to experience decreasing revenues, for the economic and market reasons discussed under "Overview" above. Total revenues decreased by approximately $2.5 million, or 8.1%, from the prior quarter ended June 30, 2000. The Company's operating results were negatively affected by the Company's investments related to new products as discussed above in the section entitled "Fiscal 2001 Compared to Fiscal 2002, Research and Development". These operating results include an additional non-recurring restructuring charge of $2.1 million for reductions in workforce and related costs, which contributed to a reported operating loss of $5.1 million.

     QUARTER ENDED DECEMBER 31, 2000. The Company experienced a $5.3 million, or 18.9%, growth in total revenues due to strong license sales for the first time since the year earlier December quarter. The strong demand was partially a result of new product offerings and the related development expenditures of the prior several quarters. Gross margin increased $4.9 million, or 35.2%, to 55.7% of revenues compared to 49.0% for the prior quarter. This was primarily due to strong revenues offsetting the impact of the fixed expenses. While the Company continued to make significant investment in research and development relating to these new products and to maintain the supporting infrastructure, the operating loss in the quarter was $1.6 million, significantly less than recent quarters as a result of the stronger revenues.

     QUARTER ENDED MARCH 31, 2001. Total revenues decreased $7.1 million, or 21.1%, from the prior quarter ended December 31, 2000. While the Company had anticipated a continued improvement in revenues from stronger demand as was evidenced in the prior quarter, customers chose to defer planned purchases in response to economic turmoil and a rapidly slowing economy. The decrease in revenues directly impacted both gross margin and operating losses due to the fixed nature of the Company's expenses. Gross margin declined $9.0 million, or 48.3%, to 36.5% of revenues from 55.7% in the prior quarter. This was primarily due to decreased revenues and the fixed nature of many of the costs associated with product sales. The Company reported an operating loss of $15.9 million, of which $580,000 was a non-recurring non-cash restructuring charge. The Company also incurred one-time non-cash charges totaling $8.8 million for write-offs of certain accounts receivable and capitalized software related to discontinued products and services.

     QUARTER ENDED JUNE 30, 2001. The Company experienced a $0.6 million, or 6.3%, improvement in license fees revenue compared to the prior quarter ended March 31, 2001. This increase was a result of modest improvements in customer purchasing behavior following the March quarter. Gross margin improved $6.4 million, or 66.4%, to 56.0% of revenues from 36.5% for the prior quarter. This improvement was a result of the revenue increase and cost reductions associated with the restructuring of the business in April 2001. The April restructuring also significantly reduced the Company's selling, general and administrative expenses and research and development expenses. The Company reported an operating loss of $5.0 million of which $3.7 million was a non-recurring charge relating to the April restructuring.

FISCAL 2002:

     QUARTER ENDED SEPTEMBER 30, 2001. The Company continued to experience decreasing revenue for the same reasons as discussed in the prior quarters above, but heightened by the events of September 11th and the impact of these on the economy, particularly in North America. Total revenues decreased by approximately $3.6 million, or 12.5%, from the prior quarter ended June 30, 2001. However, the Company's operating results were positively impacted by the Company's restructuring efforts. Operating expenses were down $8.0 million, or 38.1%, from the prior quarter ended June 30, 2001. This resulted in an operating income of $0.8 million for the quarter.

     QUARTER ENDED DECEMBER 31, 2001. Despite an expectation for an improvement in the economy and in market conditions, the Company experienced a further reduction in revenue of $1.8 million, or 7.2%. License fees revenue was down and service revenue was down approximately $1.0 million from the September quarter. The

Company believes the lingering effect of the events of September 11th and further economic weakness impacted our ability to achieve our expected financial results. We reported an operating loss of $2.5 million for the quarter.

     QUARTER ENDED MARCH 31, 2002. Total revenues decreased $1.5 million, or 6.5%, from the prior quarter ended December 31, 2001. The Company expected revenue to continue to be flat from the prior quarter; however, customers continued to defer planned purchases in response to economic turmoil and a recession in the North American economy. However, the Company took action in January 2002 to further reduce its operating costs in an effort to return to profitability at lower revenue levels. The Company's cost reductions included workforce reductions and streamlining of operations by reducing the number and size of office facilities. As a result of these actions, operating expenses continued to decline. However, the effect of reduced revenue caused us to report an operating loss of $1.3 million for the quarter.

     QUARTER ENDED JUNE 30, 2002. The Company experienced a $0.7 million, or 3.1%, improvement in revenues compared to the prior quarter ended March 31, 2002. This increase was a result of modest improvements in customer purchasing behavior following the March quarter, especially in license fees revenue. The Company also realized a greater impact of the January cost reduction actions. These positive trends in both revenue and operating costs resulted in reported operating income of $1.0 million for the quarter.

     For additional discussion of quarterly fluctuations refer to previously filed quarterly reports on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, we had cash and cash equivalents of $3.4 million and working capital deficit of $6.4 million. During the fiscal year ended June 30, 2002, we generated $3.7 million of cash from operating activities, including the restructuring and other charges described above. We purchased $119,000 of property and equipment and used $7.6 million for capitalized software.

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

     As we discussed in "Overview" above, it has been difficult in the last several quarters to manage and predict our revenues for any quarterly period. While customer activity has not diminished recently, economic conditions and industry-wide lack of demand for new investments may cause us to generate less revenue than we expect. If we do not generate sufficient revenue to meet our forecast in any quarter in the 2003 fiscal year, the Company may not be in compliance with one or more of the financial covenants under the Credit Facility.

     In August 2002, we completed the funding of $3.5 million from the issuance of Convertible Notes (See "Item 1. Business -- Sale of Unregistered Securities" herein). However, we continue to experience difficulties in meeting all of our cash operating needs, due to unpredictability in our revenues and the impact of economic conditions on our customers. If we do not meet our revenue expectations in any quarters in the 2003 fiscal year, we may have further difficulty in meeting our operating cash needs.

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

     The restatement of our financial statement discussed in Note 3 of Notes to Consolidated Financial Statements triggered a violation of the financial covenants under our Foothill Credit Facility. Foothill has agreed to waive the violation and reset the covenants for the remainder of fiscal 2003. The amendment also includes certain non-financial covenants related to the strategic planning of the Company that could lead to an acceleration of our repayment obligation under the arrangement. While we expect to be able to comply with the terms of the amended agreement there can be no assurance that the debt will not be accelerated. Accordingly, we have reclassified the amounts outstanding under the arrangement as a current liability in the accompanying consolidated balance sheet.

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

As discussed in Note 1 to consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets".

As discussed in Note 3 to the accompanying consolidated financial statements, the accompanying consolidated balance sheets as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended, have been restated.

/s/ KPMG LLP

Columbus, Ohio
September 30, 2002, except for Notes 3 and Note 20, which are as of December 2, 2002

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

As discussed in Note 3 to the accompanying consolidated financial statements, the consolidated statements of operations, shareholders' equity, and cash flows of Frontstep, Inc. and Subsidiaries for the year ended June 30, 2000 have been restated.

                                          /s/ Ernst & Young LLP

Columbus, Ohio
July 27, 2000, except for Note 3 as to which the date is November 26, 2002

                                FRONTSTEP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              RESTATED   RESTATED
                                                              --------   --------
                                                                (IN THOUSANDS,
                                                              EXCEPT SHARE DATA)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 3,389    $ 1,512
  Trade accounts receivable, net............................   29,049     31,446
  Prepaid expenses..........................................    7,921      5,504
  Income taxes receivable...................................                  47
  Deferred income taxes.....................................    3,386      2,026
  Inventories...............................................      491        738
  Other current assets......................................      362        979
                                                              -------    -------
                                                               44,598     42,252
Capitalized software, net...................................   16,371     15,094
Intangibles, net............................................    8,039      7,911
Property and equipment, net.................................    5,030      7,646
Other assets................................................    1,074      1,438
                                                              -------    -------
Total assets................................................  $75,112    $74,341
                                                              =======    =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $13,271    $15,597
  Deferred revenue..........................................   21,407     22,969
  Current portion of long-term obligations..................   15,895      1,967
  Income taxes payable......................................      405         --
                                                              -------    -------
                                                               50,978     40,533
Noncurrent liabilities:
  Long-term debt............................................    1,031      8,337
  Deferred income taxes.....................................    4,268      2,891
  Other.....................................................       --        405
                                                              -------    -------
                                                                5,299     11,633
Minority interest...........................................      118      2,101
Shareholders' equity:
  Series A Convertible Participating Preferred Stock, no par
     value; 1,000,000 shares authorized; 566,933 shares
     issued and outstanding at June 30, 2002 and 2001;
     liquidation preference $13,606,392.....................   10,865     10,865
  Common stock, no par value; 20,000,000 shares authorized;
     7,872,418 shares issued at June 30, 2002 and 2001, at
     stated capital amounts of $0.01 per share..............       79         79
  Additional paid-in capital................................   39,341     37,470
  Treasury stock, at cost; 304,200 shares at June 30, 2002
     and 2001...............................................   (1,320)    (1,320)
  Retained earnings (accumulated deficit)...................  (27,118)   (23,702)
  Accumulated other comprehensive loss......................   (3,130)    (3,318)
                                                              -------    -------
                                                               18,717     20,074
                                                              -------    -------
Total liabilities and shareholders' equity..................  $75,112    $74,341
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                FRONTSTEP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED JUNE 30,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              RESTATED    RESTATED    RESTATED
                                                              ---------   ---------   ---------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Revenue:
  License fees..............................................   $28,462    $ 44,289    $ 51,459
  Service...................................................    21,787      30,921      39,626
  Maintenance and support...................................    42,417      41,817      37,678
                                                               -------    --------    --------
          Total revenue.....................................    92,666     117,027     128,763
Cost of revenue:
  License fees..............................................    12,972      17,272      17,258
  Service, maintenance and support..........................    31,781      41,473      44,365
                                                               -------    --------    --------
          Total cost of revenue.............................    44,753      58,745      61,623
                                                               -------    --------    --------
Gross margin................................................    47,913      58,282      67,140
Operating expenses:
  Selling, general and administrative.......................    41,921      62,847      57,583
  Research and development..................................     6,182      13,332      15,684
  Amortization of acquired intangibles......................     1,777       3,285       3,571
  Restructuring and other charges...........................        --       6,403       1,120
                                                               -------    --------    --------
          Total operating expenses..........................    49,880      85,867      77,958
                                                               -------    --------    --------
Operating income (loss).....................................    (1,967)    (27,585)    (10,818)
Interest expense............................................    (2,317)       (623)       (782)
Other income (expense), net.................................       175         113        (184)
                                                               -------    --------    --------
Income (loss) before income taxes...........................    (4,109)    (28,095)    (11,784)
Provision for (benefit from) income taxes...................      (693)     (2,063)     (1,610)
                                                               -------    --------    --------
Net income (loss)...........................................   $(3,416)   $(26,032)   $(10,174)
                                                               =======    ========    ========
Net income (loss) per common share:
  Basic.....................................................   $ (0.44)   $  (3.45)   $  (1.37)
                                                               =======    ========    ========
  Diluted...................................................   $ (0.44)   $  (3.45)   $  (1.37)
                                                               =======    ========    ========
Shares used in computing per share amounts:
  Basic.....................................................     7,694       7,535       7,411
  Diluted...................................................     7,694       7,535       7,411

  The accompanying notes are an integral part of these consolidated financial statements.

                                FRONTSTEP, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                       ACCUM.
                              PREFERRED STOCK     COMMON STOCK     ADDITIONAL              RETAINED     OTHER
                              ----------------   ---------------    PAID-IN     TREASURY   EARNINGS    COMPR.
                              SHARES   AMOUNT    SHARES   AMOUNT    CAPITAL      STOCK     (DEFICIT)    LOSS      TOTAL
                              ------   -------   ------   ------   ----------   --------   ---------   -------   --------
Balance at June 30, 1999, as
  previously reported.......    --     $    --   7,654     $76      $32,363     $(1,320)   $ 13,497    $(2,214)  $ 42,402
Impact of restatement -- See
  Note 3....................                                            (21)                   (993)               (1,014)
                               ---     -------   -----     ---      -------     -------    --------    -------   --------
Balance at June 30, 1999,
  restated..................    --          --   7,654      76       32,342      (1,320)     12,504     (2,214)    41,388
Issuance of common stock:
  Acquisitions..............    --          --      --      --            3          --          --         --          3
  Stock option exercises....    --          --     118       2        1,009          --          --         --      1,011
  Employee stock purchase
    plan....................    --          --      35      --          577          --          --         --        577
Tax benefit on stock options
  exercised.................    --          --      --      --          754          --          --         --        754
Issuance of common stock
  warrants..................    --          --      --      --        2,531          --          --         --      2,531
  Net loss, restated........    --          --      --      --           --          --     (10,174)        --    (10,174)
  Foreign currency
    translation
    adjustment..............    --          --      --      --           --          --          --       (343)      (343)
                                                                                                                 --------
Comprehensive loss,
  restated..................                                                                                      (10,517)
                               ---     -------   -----     ---      -------     -------    --------    -------   --------
Balance at June 30, 2000,
  restated..................    --          --   7,807      78       37,216      (1,320)      2,330     (2,557)    35,747
Issuance of common stock:
  Stock option exercises....    --          --       2      --           60          --          --         --         60
  Employee stock purchase
    plan....................    --          --      63       1          194          --          --         --        195
Convertible preferred stock
  transferred from temporary
  equity....................   567      10,865      --      --           --          --          --         --     10,865
  Net loss, restated........    --          --      --      --           --          --     (26,032)        --    (26,032)
  Foreign currency
    translation
    adjustment..............    --          --      --      --           --          --          --       (761)      (761)
                                                                                                                 --------
Comprehensive loss,
  restated..................                                                                                      (26,793)
                               ---     -------   -----     ---      -------     -------    --------    -------   --------
Balance at June 30, 2001,
  restated..................   567      10,865   7,872      79       37,470      (1,320)    (23,702)    (3,318)    20,074
Issuance of common stock:
  Common stock warrants.....    --          --      --      --        1,871          --          --         --      1,871
  Employee stock purchase
    plan....................    --          --      --      --           --          --          --         --         --
  Net loss, restated........    --          --      --      --           --          --      (3,416)        --     (3,416)
  Foreign currency
    translation
    adjustment..............    --          --      --      --           --          --          --        188        188
                                                                                                                 --------
Comprehensive loss,
  restated..................                                                                                       (3,228)
                               ---     -------   -----     ---      -------     -------    --------    -------   --------
Balance at June 30, 2002,
  restated..................   567     $10,865   7,872     $79      $39,341     $(1,320)   $(27,118)   $(3,130)  $ 18,717
                               ===     =======   =====     ===      =======     =======    ========    =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                FRONTSTEP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              RESTATED   RESTATED   RESTATED
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (3,416)  $(26,032)  $(10,174)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation...........................................     2,305      4,149      3,662
     Amortization...........................................     6,609      7,333      7,789
     Restructuring and other charges........................        --      6,403      1,120
     Deferred income taxes..................................        16     (2,040)    (2,333)
     Gain/loss on disposal of assets........................       269         18        162
     Tax benefit on stock options exercised.................        --         --        754
     Write-off of capitalized software......................        --      1,913      1,868
     Changes in operating assets and liabilities, net of
       restructuring and other charges:
       Accounts receivable..................................     2,900      5,214      7,403
       Prepaid expenses and other assets....................    (1,949)      (986)      (539)
       Accounts payable and accrued expenses................    (2,377)    (3,630)    (3,366)
       Deferred revenue.....................................    (1,292)     2,323      1,706
       Income taxes payable/receivable......................       639      1,820     (1,457)
                                                              --------   --------   --------
Net cash provided by (used in) operating activities.........     3,704     (3,515)     6,595
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................      (119)    (3,996)    (4,605)
  Additions to capitalized software.........................    (7,554)    (5,074)    (6,845)
  Proceeds from sale of subsidiary..........................        --         --      2,585
  Purchase of subsidiaries, net of acquired cash............        --         --     (2,116)
                                                              --------   --------   --------
Net cash used in investing activities.......................    (7,673)    (9,070)   (10,981)
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible preferred stock,
     net....................................................        --         --     10,865
  Proceeds from issuance of common stock warrants, net......     1,871         --      2,510
  Proceeds from issuance of common stock, net...............        --        253        654
  Proceeds from long-term obligations.......................    69,138     76,090     40,964
  Payments on long-term obligations.........................   (64,562)   (74,026)   (44,076)
                                                              --------   --------   --------
Net cash provided by financing activities...................     6,447      2,317     10,917
Effect of exchange rate changes on cash.....................      (601)       (88)       101
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........     1,877    (10,356)     6,632
Cash and cash equivalents at beginning of year..............     1,512     11,868      5,236
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $  3,389   $  1,512   $ 11,868
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

     Capitalized Software. Capitalized software is stated at the lower of amortized cost or net realizable value. The Company capitalizes the cost of developing its software products in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalized software costs are amortized by the straight-line method using estimated useful lives of three to five years. Amortization expense was $6,609,000, $5,071,000 and $6,786,000 for the years ended June 30, 2002, 2001 and 2000, respectively. In addition, during fiscal years 2001 and 2000, the Company wrote off $1,913,000 and $1,868,000, respectively of capitalized software as part of restructuring operations (see Note 2).

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
                                                          =======   =======   =======

     Intangibles. As of June 30, 2002, the Company had unamortizable intangibles in the amount of $8,039,000. Intangibles consist of goodwill resulting from acquisitions accounted for using the purchase method of accounting according to SFAS No. 141, Business Combinations, which specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. For fiscal year 2002, the Company has adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite lives no longer be amortized and be tested for impairment at least annually. The Company conducted such an evaluation and determined that the assets underlying the Company's goodwill are not impaired, resulting in no revaluation of goodwill at this time. Prior to adopting SFAS No. 142, the intangible assets were amortized using the straight-line method over a period of three to ten years. There were no additions to goodwill in 2002. The only change is from the effect of foreign currency translation. Accumulated amortization of intangibles as of June 30, 2001 and 2000 was $3,309,000 and $1,047,000, respectively.

     The following table illustrates what reported net income (loss) and net income (loss) per share would have been in the periods presented exclusive of amortization expense recognized in those periods related to goodwill (in thousands, except per share data):

                                                              YEAR ENDED JUNE 30,
                                                         -----------------------------
                                                          2002       2001       2000
                                                         -------   --------   --------
Numerator for basic and diluted loss per share -- net
  loss, restated -- See Note 3.........................  $(3,416)  $(26,032)  $(10,174)
  Goodwill amortization................................       --      2,262      1,047
                                                         -------   --------   --------
Adjusted net income /(loss), restated -- See Note 3....  $(3,416)  $(23,770)  $ (9,127)
                                                         =======   ========   ========
Basic and diluted net income (loss) per share:
     Net income (loss), restated.......................  $ (0.44)  $  (3.45)  $  (1.37)
     Goodwill amortization.............................       --   $   0.30   $   0.14
                                                         -------   --------   --------
     Adjusted net income (loss), restated -- See Note
       3...............................................  $ (0.44)  $  (3.15)  $  (1.23)
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

     Comprehensive Loss. The Company believes that the only item in addition to net income (loss) that would be included in comprehensive income is the foreign currency translation adjustment. Comprehensive income (loss) for the years ended June 30, 2002, 2001 and 2000 is as follows (in thousands):

                                                                   YEAR ENDED JUNE 30,
                                                              -----------------------------
                                                               2002       2001       2000
                                                              -------   --------   --------
Net loss, restated -- See Note 3............................  $(3,416)  $(26,032)  $(10,174)
Foreign currency translation adjustment.....................      188       (761)      (343)
                                                              -------   --------   --------
Comprehensive income (loss), restated -- See Note 3.........  $(3,228)  $(26,793)  $(10,517)
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

     The following table displays a rollforward of the accruals at June 30, 2000 and June 30, 2001 established for the structural changes:

                                              INITIAL CHARGE   AMOUNTS USED IN    ACCRUAL AT
                                                 IN 2000         FISCAL 2000     JUNE 30, 2000
                                              --------------   ---------------   -------------
2000                                                           (IN THOUSANDS)
Loss on sale of Visual Applications
  Software, Inc. assets.....................       $429             $429              --
                                                   ----             ----               --
                                                   $429             $429              --
                                                   ====             ====               ==

                                              INITIAL CHARGE   AMOUNTS USED IN    ACCRUAL AT
                                                 IN 2001         FISCAL 2001     JUNE 30, 2001
                                              --------------   ---------------   -------------
2001                                                           (IN THOUSANDS)
Termination costs to employees..............      $2,163           $2,163             --

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

NOTE 3 -- RESTATEMENT AND RECLASSIFICATIONS

     The Company has restated its financial results and certain of its balance sheet accounts to reflect a change in accounting for a specific portion of its annual revenues for each of its fiscal years ended June 30, 1998, 1999, 2000, 2001 and 2002. In addition, the Company is restating to include audit differences from its previous auditor for the fiscal years ended June 30, 1998, 1999, and 2000.

     The Company has a reseller's agreement with Progress Software Corporation ("Progress") under which it sells the Progress database and toolset for use with certain of its software products. The Company has concluded

                                FRONTSTEP, INC.

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

     Previously, the Company had accounted for these revenues as license fees and recognized both the revenues and related royalty costs due to Progress at the time of the initial sale and at the time of each customer renewal. The Company has concluded that the appropriate accounting treatment of these revenues and related costs is to defer their recognition at the time of each transaction and to amortize these revenues and costs into the Statement of Operations ratably over the performance period, generally twelve months. Additionally, the Company has reclassified these revenues as maintenance revenue.

     Additionally, due to the Progress restatement affecting the fiscal years ended June 30, 1998, 1999 and 2000; Ernst & Young, LLP ("E&Y"), the previous auditor of the Company, requested that certain adjustments and reclassifications that were previously deemed to be immaterial be adjusted for in our restated results for those years.

     For the year ended June 30, 2002, the Progress restatement increased revenue by $80,000 or 0.1% of the previously reported revenue of $92,586,000. License revenue for the year reduced $6,910,000 or 19.5% to $28,462,000 from the previously reported $35,372,000. Maintenance and support revenue increased $6,990,000 or 19.7% to $42,417,000 from the previously reported $35,427,000.
Cost of revenues increased by $51,000 or 0.1% of the previously reported cost of revenues of $44,702,000. The net of these changes resulted in a reduction in the net loss for the year by $29,000 or 0.8% of the previously reported net loss of $3,445,000. The balance sheet account entitled Deferred revenue increased as of June 30, 2002 by $2,611,000 or 13.9% from the previously reported balance of $18,796,000. Prepaid expenses increased $1,697,000 or 27.3% to $7,921,000 from the previously reported $6,224,000. Accounts payable and accrued expenses decreased $13,000 or 0.1% to $13,271,000 from the previously reported $13,284,000. The cumulative effect of the adjustments for this and all prior periods decreased Shareholders' Equity at June 30, 2002 by $901,000 or 4.6% of the previously reported balance of $19,618,000.

     For the year ended June 30, 2001, the Progress restatement decreased revenue by $49,000 or 0.0% of the previously reported revenue of $117,076,000. License revenue for the year reduced $7,020,000 or 13.7% to $44,289,000 from the previously reported $51,309,000. Maintenance and support revenue increased $6,971,000 or 20.0% to $41,817,000 from the previously reported $34,846,000.
Cost of revenues decreased by $81,000 or 0.1% of the previously reported cost of revenues of $58,826,000. The net of these changes resulted in a reduction in the net loss for the year by $32,000 or 0.1% of the previously reported net loss of $26,064,000. The balance sheet account entitled Deferred revenue increased as of June 30, 2001 by $2,691,000 or 13.3% from the previously reported balance of $20,278,000. Prepaid expenses increased $1,748,000 or 46.5% to $5,504,000 from the previously reported $3,756,000. Accounts payable and accrued expenses decreased $13,000 or 0.1% to $15,597,000 from the previously reported $15,610,000. The cumulative effect of the adjustments for this and all prior periods decreased Shareholders' Equity at June 30, 2001 by $930,000 or 4.4% of the previously reported balance of $21,004,000.

     For the year ended June 30, 2000, the Progress restatement decreased revenue by $358,000 or 0.3% of the previously reported revenue of $128,908,000. License revenue for the year reduced $6,532,000 or 11.3% to $51,326,000 from the previously reported $57,858,000. Maintenance and support revenue increased $6,174,000 or 19.6% to $37,598,000 from the previously reported $31,424,000.
Cost of revenues decreased by $233,000 or 0.4% of the previously reported cost of revenues of $61,856,000. The net of these changes resulted in an increase in the net loss for the year by $125,000 or 1.2% of the previously reported net loss of $10,205,000. The balance sheet account entitled Deferred revenue increased as of June 30, 2000 by $2,643,000 or 14.5% from the previously reported balance of $18,223,000. Prepaid expenses increased $1,717,000 or 65.8% to $4,327,000 from the previously reported $2,610,000. The cumulative effect of the adjustments for this and all prior periods

                                FRONTSTEP, INC.

decreased Shareholders' Equity at June 30, 2000 by $925,000 or 2.5% of the previously reported balance of $36,709,000.

     For the year ended June 30, 2000, the restated financial statements also include certain adjustments and reclassifications that were previously deemed to be immaterial. The effect increased revenue by $213,000 or 0.2% of the previously reported revenue of $128,908,000. License revenue for the year increased $133,000 or 0.2% from the previously reported $57,858,000. Maintenance and support revenue increased $80,000 or 0.3% from the previously reported $31,424,000. Operating costs increased by $110,000 or 0.1% of the previously reported operating costs of $77,848,000. The income tax benefit increased by $53,000 or 3.4% of the previously reported income tax benefit of $1,557,000. The net of these changes resulted in a decrease in the net loss for the year by $156,000 or 1.5% of the previously reported net loss of $10,205,000. The cumulative effect of the adjustments for this and all prior periods decreased Shareholders' Equity at June 30, 2000 by $37,000 or 0.1% of the previously reported balance of $36,709,000.

     The restatement of our financial statements triggered a violation of the financial covenants under our Foothill Credit Facility. Foothill has agreed to waive the violation and reset the covenants for the remainder of fiscal 2003. The amendment also includes certain non-financial covenants related to the strategic planning of the Company that could lead to an acceleration of our repayment obligation under the arrangement. While we expect to be able to comply with the terms of the amended agreement there can be no assurance that the debt will not be accelerated. Accordingly, we have reclassified the amounts outstanding under the arrangement as a current liability in the accompanying consolidated balance sheet. As a result of this reclassification, current portion of long-term obligations increased $7,897,000. See further discussion of the Foothill Credit Facility amendment in Notes 8 -- Long-Term Obligations and 20 -- Subsequent Events. Additionally, the Company also adjusted the shares used in computing both basic and diluted income (loss) per share. See Note
13 -- Earnings per Share.

NOTE 4 -- ACCOUNTS RECEIVABLE

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

                                FRONTSTEP, INC.

NOTE 5 -- PROPERTY AND EQUIPMENT

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
                                                              =======   =======

NOTE 6 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses are summarized as follows (in thousands):

                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              RESTATED   RESTATED
                                                              --------   --------
Accounts payable............................................  $ 5,287    $ 5,579
Accrued payroll and related costs...........................    2,670      2,441
Third party royalties.......................................    1,197      2,408
Restructuring and other charges.............................      889      2,070
Other.......................................................    3,228      3,099
                                                              -------    -------
                                                              $13,271    $15,597
                                                              =======    =======

NOTE 7 -- OPERATING LEASE COMMITMENTS

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

                                FRONTSTEP, INC.

NOTE 8 -- LONG-TERM OBLIGATIONS

     Long-term debt is summarized as follows (in thousands):

                                                                  JUNE 30,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Term notes payable, net of discount.........................  $13,799   $    --
Minority interest notes payable.............................    2,000        --
Convertible notes payable, net of discount..................    1,031        --
Revolving credit facility...................................       --     8,337
Acquisition notes payable...................................       --     1,573
Present value of minimum capital lease payments.............       --       742
Other.......................................................       96        57
                                                              -------   -------
                                                               16,926    10,709
Less current maturities.....................................   15,895     1,967
                                                              -------   -------
                                                              $ 1,031   $ 8,742
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

     In connection with the Credit Facility, Foothill was granted a warrant to purchase 550,000 of the Company's common shares priced at the current market price at closing of the transaction ($3.36 per share), which expire in July 2006. The warrant is subject to certain anti-dilution provisions as defined in the warrant agreement. The relative fair value of the warrant, $1,276,000, was recorded as a debt discount and is being amortized as interest expense over the three-year term of the Credit Facility. The Company determined this value, as of the date of the transaction, using a modified Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%, no dividend yield, volatility factor of 0.95, and option life of 5 years. As of June 30, 2002, the unamortized balance of the debt discount was $957,000.

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

                                FRONTSTEP, INC.

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

     On November 12, 2002, the Company and Foothill agreed to further amend the Credit Facility to provide temporary additional borrowing availability under the revolving credit portion of the Credit Facility. The amendment also modifies the financial covenants for the quarter ending September 30, 2002 and reset the covenants for the balance of fiscal 2003 due to the restatement discussed in
Note 3. After giving effect to these modifications, the Company was in compliance with the financial covenants under the Credit Facility. The borrowing availability under this amendment is dependant upon the Company meeting certain conditions imposed by Foothill. The amendment also contains certain other provisions, which would become applicable at the occurrence of certain strategic events as described therein. See Note 20 for further discussion of this amendment. Because of the subjective nature of the Company's responsibilities for maintaining Foothill's continued support and the risks associated with noncompliance by the Company, indebtedness outstanding under the Credit Facility ($14.3 million) has been classified as a current liability in the balance sheet as of June 30, 2002 and September 30, 2002.

     Minority interest notes payable. In 2001, certain minority interest investors, including Mitsui & Co., Asia Investment Ltd. and its affiliates (collectively, "Mitsui") exercised their put option agreements which gave them the right to sell their shares in a Company subsidiary to another subsidiary of the Company at a formula price as provided in the put options, to be not less than an aggregate of $2,000,000. At that time the Company reclassified $2,000,000 from minority interest equity to current portion of long-term obligations. In May 2002 and July 2002, the Company and Mitsui executed convertible note agreements that provide for the Company to pay Mitsui approximately $1.1 million principal amount of the notes, plus accrued interest at approximately 4.4% per annum, on September 1, 2002 and the remainder, plus accrued interest, on March 1, 2003. The Mitsui convertible note agreements are subordinated to the Company's senior indebtedness as defined in the agreement. The Mitsui convertible note agreements also provide that, in certain circumstances, Mitsui is entitled to convert the notes, plus accrued interest, into common stock of the Company at a price of $12 per share. The Mitsui convertible note agreements were modified in principle in September 2002. See
Note 14 -- Minority Interest and Note 20 -- Subsequent Events.

     Convertible notes payable. On March 7, 2002, the Company executed an agreement pursuant to which certain holders of its Series A Convertible Participating Preferred Shares and certain members of the Company's Board, including the Company's founder (collectively, the "Investors"), agreed to provide up to $5.0 million to the Company for working capital needs in exchange for convertible notes (the "Convertible Notes") with a term

                                FRONTSTEP, INC.

expiring in May 2004. Under the terms of the agreement, the Company issued an aggregate principal amount of $1.5 million of initial notes and warrants to purchase 600,000 common shares of the Company to the Investors on March 7, 2002. The initial notes bear interest at 10% per annum. The warrants are exercisable at a price of $0.01 per share. The transaction was approved by the Company's shareholders in June 2002. Upon the subsequent closing of the sale of the remaining portion of the $5.0 million of convertible notes in July, 2002, the initial notes became convertible into Company common shares at the conversion price of $2.4876 per share. The remaining portion of the convertible notes were issued by the Company in August, 2002. See also Note 20 -- Subsequent Events.

     The Company recorded the relative fair value of the 600,000 warrants issued in connection with the initial notes ($595,153) as a debt discount and is amortizing the debt discount over the three-year expected life of the Notes. The Company determined the value, as of the date of the transaction using a modified Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%, no dividend yield, volatility factor of 1.00, and option life of 10 years. Also, due to the debt being convertible into common stock at 80% of an average price per share, there is a beneficial conversion feature. The beneficial conversion feature is calculated, after giving effect to the amounts allocated to the warrants, at the commitment date as the difference between the conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible (intrinsic value). The beneficial conversion feature totaled $652,000. This amount will be charged to interest expense over the term of the convertible notes.

     The aggregate contractual maturities of long-term debt for the five years ending June 30 are: 2003, $7,998,000; 2004, $8,928,000; 2005 and thereafter, $0.
As previously discussed in Note 3 -- Restatement and Reclassification debt related to the Foothill Credit Facility has been classified as current as of June 30, 2002.

NOTE 9 -- INCOME TAXES

     The components of the provision for (benefit from) income taxes are summarized as follows (in thousands):

                                                               YEAR ENDED JUNE 30,
                                                           ----------------------------
                                                            2002      2001       2000
                                                           -------   -------   --------
                                                                               RESTATED
Current:
  Federal................................................  $(1,281)  $    --   $  (562)
  State and local........................................       --        --       (24)
  Foreign................................................      572       (23)      541
                                                           -------   -------   -------
                                                              (709)      (23)      (45)
Deferred:
  Federal................................................       16    (1,778)   (1,399)
  State and local........................................       --      (262)     (206)
  Foreign................................................       --        --        40
                                                           -------   -------   -------
                                                                16    (2,040)   (1,565)
                                                           -------   -------   -------
                                                           $  (693)  $(2,063)  $(1,610)
                                                           =======   =======   =======

                                FRONTSTEP, INC.

     The significant components of the Company's deferred tax asset and liability are as follows (in thousands):

                                                                   JUNE 30,
                                                              ------------------
                                                               2002       2001
                                                              -------   --------
Current deferred tax asset:
  Allowance for doubtful accounts...........................  $ 1,412   $    195
  Accrued liabilities.......................................    1,974      1,831
                                                              -------   --------
                                                              $ 3,386   $  2,026
                                                              =======   ========
Long-term deferred tax (asset) liability:
  Capitalized software......................................  $ 4,654   $  5,072
  Intangibles...............................................      881      1,038
  Capitalized leases........................................      422        422
  Accrued liabilities.......................................       --        239
  Book over tax depreciation................................     (932)      (602)
  Domestic losses, restated -- See Note 3...................   (6,972)   (10,072)
  Foreign losses, restated -- See Note 3....................   (2,149)      (729)
  Tax credits...............................................   (2,672)    (1,935)
                                                              -------   --------
                                                               (6,768)    (6,570)
  Less valuation allowance, restated -- See Note 3..........   11,035      9,461
                                                              -------   --------
                                                              $ 4,268   $  2,891
                                                              =======   ========

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

                                FRONTSTEP, INC.

     Differences arising between the provision for (benefit from) income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                              2002    2001    2000
                                                              ----    ----    ----
Federal tax at statutory rate...............................  (34)%   (34)%   (34)%
State and local income taxes net of federal tax benefit.....   --      (4)     (4)
Foreign operations taxes at rates different from U.S.
  federal statutory rate....................................   --       3       7
Disposition of foreign operation............................   --      --       5
Nondeductible acquisition research and development write
  off.......................................................   --      --       2
General business credits....................................   --      (2)     --
Nondeductible permanent differences.........................    2       1       4
Valuation allowance recorded against deferred tax assets,
  net of tax benefit recorded due to 2002 tax law change
  pertaining to NOL carryback provisions....................   15      29       6
                                                              ---     ---     ---
                                                              (17)%    (7)%   (14)%
                                                              ===     ===     ===

     The Company has domestic net operating loss carryforwards for tax purposes of $490,000, $347,000, $564,000, $890,000, $1,345,000, $1,886,000, $8,452,000
and $3,905,000 which expire in fiscal years 2008, 2010, 2012, 2013, 2018, 2019,
2021 and 2022, respectively.

NOTE 10 -- STOCK OPTION PLANS

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

     If the Company had elected to recognize compensation cost based on the fair value of options at the grant date (which includes shares issuable under the Employee Stock Purchase Plan -- see Note 11) as prescribed by SFAS No. 123, the following table displays what reported net income (loss) and per share amounts would have been (in thousands, except per share data):

                                                         PRO FORMA YEAR ENDED JUNE 30,
                                                         -----------------------------
                                                          2002       2001       2000
                                                         -------   --------   --------
Net income (loss), restated -- See Note 3..............  $(5,256)  $(27,863)  $(11,371)
Net income (loss) per share, assuming dilution,
  restated -- See Note 3...............................    (0.69)     (3.70)     (1.53)

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

                                FRONTSTEP, INC.

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

     The following tables summarize information regarding stock options outstanding as of June 30, 2002:

                                       OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
STOCKHOLDER APPROVED PLANS   ---------------------------------------   ------------------------
                                              WEIGHTED     WEIGHTED                   WEIGHTED
                                              AVERAGE       AVERAGE                    AVERAGE
    RANGE OF EXERCISE                        REMAINING     EXERCISE                   EXERCISE
        PRICE ($)            # OF OPTIONS   LIFE (YEARS)   PRICE ($)   # OF OPTIONS   PRICE ($)
    -----------------        ------------   ------------   ---------   ------------   ---------
           3.12                 412,764         9.9           3.12             0          N/A
        3.13- 5.00........      348,100         7.0           3.97       128,875         4.27
        5.01- 7.00........      438,125         5.5           5.86       279,125         5.42
        7.01- 10.00.......      360,175         4.5           7.89       333,725         7.59
       10.01- 20.50.......      146,972         6.2          14.36       119,647        13.99
                              ---------                                  -------
          Total               1,706,136         6.7           5.97       861,372         7.28
                              =========                                  =======

                                           OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
NON-STOCKHOLDER APPROVED PLANS  ------------------------------------------   ------------------------
                                                 WEIGHTED       WEIGHTED                    WEIGHTED
                                                 AVERAGE        AVERAGE                      AVERAGE
      RANGE OF EXERCISE                         REMAINING       EXERCISE                    EXERCISE
          PRICE ($)             # OF OPTIONS   LIFE (YEARS)    PRICE ($)     # OF OPTIONS   PRICE ($)
      -----------------         ------------   ------------   ------------   ------------   ---------
             3.81                 400,000          3.0            3.81         400,000        3.81
                                  -------                                      -------
            Total                 400,000          3.0            3.81         400,000        3.81
                                  =======          ===            ====         =======        ====

NOTE 11 -- EMPLOYEE BENEFIT PLANS

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

NOTE 12 -- ACQUISITIONS

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

                                                                     YEAR ENDED
                                                                   JUNE 30, 2000
                                                                      RESTATED
                                                               ----------------------
                                                               (IN THOUSANDS, EXCEPT
                                                                  PER SHARE DATA)
Revenue.....................................................          $129,338
Net income (loss)...........................................           (10,857)
Net income (loss) per share, assuming dilution..............             (1.46)

NOTE 13 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                                    YEAR ENDED JUNE 30,
                                                          -----------------------------------------------------------------------
                                                           2002       2001                            2000
                                                          -------   --------   --------------------------------------------------
Numerator for basic and diluted income (loss) per
  share -- net income (loss), restated -- See Note 3....  $(3,416)  $(26,032)                       $(10,174)
                                                          =======   ========                        ========
Denominator:
  Weighted average common shares outstanding............    7,568      7,535                           7,411
  Weighted average effect of warrants...................      126         --                              --
                                                          -------   --------                        --------
     Denominator for basic income (loss) per share......    7,694      7,535                           7,411
  Effect of dilutive employee stock options.............       --         --                              --
                                                          -------   --------                        --------
     Denominator for diluted income (loss) per share....    7,694      7,535                           7,411
                                                          =======   ========                        ========
Basic net income (loss) per share, restated -- See Note
  3.....................................................  $ (0.44)  $  (3.45)                       $  (1.37)
                                                          =======   ========                        ========
Diluted net income (loss) per share, restated -- See
  Note 3................................................  $ (0.44)  $  (3.45)                       $  (1.37)
                                                          =======   ========                        ========

     During years ended June 30, 2002, 2001 and 2000 common share equivalents in stock options, warrants and convertible preferred shares were outstanding. However, such common share equivalents were not included in the computation of diluted net income per share because the Company reported a net loss for the period and, therefore, the effect would be anti-dilutive. As of June 30, 2002, 2,106,136 common share equivalents in stock options, 1,003,546 common share equivalents in warrants and 2,267,732 common share equivalents in convertible preferred shares were outstanding. The warrants relating to the convertible notes (see Note 8 -- Long-Term Obligations) are included in the net income
(loss) per share calculation due to the nominal exercise price of $0.01 per share. In the previously filed 10-K the Company had not included these warrants in the calculation. This change increased the basic and diluted shares from 7,568 to 7,694.

                                FRONTSTEP, INC.

NOTE 14 -- MINORITY INTEREST

     In June 1998, Frontstep Computer Systems (Singapore) Pte. Ltd., a wholly-owned subsidiary of the Company, sold previously unissued shares of common stock (representing a 13.3% interest in that subsidiary) to Mitsui for $2,000,000. No gain or loss was recognized on the sale of the subsidiary stock.

     The Company, through another subsidiary, and Mitsui also entered into put options which provided that during a six month period which commenced on September 1, 2001, Mitsui would have the right to put the subsidiary shares to the Company at a formula price as provided in the put options, to be not less than an aggregate of $2,000,000. Mitsui exercised the put options in September 2001. Subsequently, the parties executed convertible notes relating to the payment for the subsidiary shares. See Note 8 -- Long-Term Obligations -- Minority interest notes payable. The Mitsui convertible notes were modified in principle in September 2002. See Note 20 -- Subsequent Events.

     In September 1999, the Company formed a new subsidiary, Frontstep Japan Ltd., of which 15% of the initial capitalization was contributed by a minority interest investor.

NOTE 15 -- PREFERRED STOCK

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

     The preferred shares are convertible to common shares at any time, in whole or in part, at the holder's option at a defined conversion rate. This conversion rate was originally two common shares for one preferred share. On March 7, 2002, in connection with the Transaction (See Note 8 -- Long-Term Obligations), the Company and the holders of its Series A preferred shares agreed that the conversion price for the Series A preferred shares would be immediately reset from $12.00 per share to $6.00 per share and therefore the conversion rate became four shares for one preferred share. Additionally, concurrent with the Transaction adjustments relating to share price and anti-dilution rights under the original preferred share agreement were waived by the holders of the preferred shares only with respect to the Transaction. The conversion price applicable to the preferred shares is subject to adjustment on the fourth anniversary of the Transaction if the average daily price of the Company's common shares, weighted by trading volume, for the forty consecutive trading days immediately preceding the fourth anniversary ("Average Weighted Price") is less than $6 per share. The adjusted conversion rate is determined by dividing $6 by the Average Weighted Price. This potential adjustment to the conversion rate represents a contingent beneficial conversion feature. Assuming the Average Weighted Price on the fourth anniversary is equal to the closing price of the Company's common shares on June 30, 2002 ($2.99), the adjusted conversion rate would be 8.02 common shares for one preferred share and this adjustment would result in a $31,400,000 charge to retained earnings. Mandatory conversion occurs if, at any time after the second anniversary of the Transaction, the daily price of the Company's common shares exceeds $24 for each and every day of any period of forty consecutive trading days.

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

                                FRONTSTEP, INC.

holder of the number of common shares underlying the preferred shares if all the preferred shares were converted to common shares immediately prior to liquidation/dissolution/winding-up.

     Concurrent with the execution of the Credit Facility with Foothill (see
Note 8 -- Long-Term Obligations) in July 2001, the exercise price of the warrants issued in the Transaction was reduced to $3.36 per share from $15 per share. The warrants expire five years from the date of the Transaction. The warrants also contain certain adjustment provisions related to share price and provisions for anti-dilution rights, which were waived in connection with the execution of the Credit Facility agreement. The exercise price of the warrants is subject to adjustment on the fourth anniversary of the Transaction if the Average Weighted Price is less than $15 per share. The adjusted exercise price is the greater of a) the Average Weighted Price or b) 75% of the exercise price. Mandatory exercise occurs if, at any time after the second anniversary of the Transaction, the daily price of the Company's common shares exceeds $12 per share for each and every day in any period of forty consecutive trading days. The Company determined that the fair value of the warrants on the date of the Transaction, net of issuance costs, was $2,510,000. This value was determined using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.5%, no dividend yield, volatility factor of .827, and option life of 5 years.

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

NOTE 16 -- BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     The Company designs, develops, markets and supports business software and services for midsize manufacturing companies, including business units of larger companies. The Company operates exclusively in this market and, therefore, only reports on one primary segment.

                                FRONTSTEP, INC.

     Summarized financial information attributable to each of the Company's geographic areas is shown in the following table (in thousands):

                                                        NORTH AMERICA,
                                        UNITED STATES   EXCLUDING U.S.   EUROPE    ASIA/PACIFIC
                                        -------------   --------------   -------   ------------
FISCAL 2002
Total Revenue, restated -- See Note
  3..................................      $63,524         $ 3,039       $16,002     $10,101
Operating income (loss) before
  amortization of intangibles and
  special charges, restated -- See
  Note 3.............................       (2,574)          1,800           980        (396)
Operating Income (loss),
  restated -- See Note 3.............       (4,287)          1,800           916        (396)
Long-lived assets....................        4,287              14           397         332
FISCAL 2001
Total Revenue, restated -- See Note
  3..................................      $87,304         $ 4,103       $14,751     $10,869
Operating income (loss) before
  amortization of intangibles and
  special charges, restated -- See
  Note 3.............................      (18,085)          2,115           264      (2,191)
Operating Income (loss),
  restated -- See Note 3.............      (27,291)          2,115          (184)     (2,225)
Long-lived assets....................        6,793              29           312         512
FISCAL 2000
Total Revenue, restated -- See Note
  3..................................      $98,709         $ 4,326       $13,873     $11,855
Operating income (loss) before
  amortization of intangibles and
  special charges, restated -- See
  Note 3.............................       (3,473)          1,881        (3,434)     (1,101)
Operating Income (loss),
  restated -- See Note 3.............       (7,558)          1,881        (3,962)     (1,179)
Long-lived assets....................        7,186              36           383         468

NOTE 17 -- COMMITMENTS AND CONTINGENCIES

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

NOTE 18 -- SALE OF VISUAL APPLICATIONS SOFTWARE

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

                                FRONTSTEP, INC.

NOTE 19 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                         THREE MONTHS ENDED
                                          ------------------------------------------------
                                          JUNE 30    MARCH 31   DECEMBER 31   SEPTEMBER 30
                                          RESTATED   RESTATED    RESTATED       RESTATED
                                          --------   --------   -----------   ------------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 2002
  Total revenue.........................  $22,469    $ 21,785     $23,306       $25,106
  Gross margin..........................   11,617      10,880      11,573        13,843
  Operating income (loss)...............    1,008      (1,260)     (2,514)          799
  Net income (loss).....................      457      (1,224)     (2,894)          245
  Basic income (loss) per common
     share..............................  $  0.06    $  (0.16)    $ (0.38)      $  0.03
  Diluted income (loss) per common
     share..............................  $  0.04    $  (0.16)    $ (0.38)      $  0.03
FISCAL 2001
  Total revenue.........................  $28,708    $ 26,498     $33,585       $28,236
  Gross margin..........................   16,075       9,663      18,706        13,838
  Operating income (loss)...............   (4,985)    (15,870)     (1,587)       (5,143)
  Net income (loss).....................   (5,188)    (16,128)     (1,259)       (3,457)
  Basic income (loss) per common
     share..............................  $ (0.69)   $  (2.13)    $ (0.17)      $ (0.46)
  Diluted income (loss) per common
     share..............................  $ (0.69)   $  (2.13)    $ (0.17)      $ (0.46)

NOTE 20 -- SUBSEQUENT EVENTS

     On August 12, 2002 and August 28, 2002, the Company issued its 10% convertible subordinated notes (the "Convertible Notes") in the aggregate principal amount of $2.5 million and $1.0 million, respectively to, and received $2.5 million and $1.0 million, respectively in cash from, certain of its preferred shareholders, including Fallen Angel Equity Fund and entities affiliated with Morgan Stanley, and two other shareholders and directors of the Company, Lawrence J. Fox and James A. Rutherford (collectively, the "Investors"), in accordance with the terms of a private placement transaction. The Convertible Notes are each due on May 10, 2004 and are convertible into common shares of the Company at a conversion rate of $2.4876 per share. All $5.0 million of the Convertible Notes have now been drawn down by the Company. See
Note 8 -- Long-Term Obligations.

     A summary of all convertible notes issued as part of the private placement transaction is as follows:

                                                           PRINCIPAL
                                                           AMOUNT OF     PRINCIPAL AMOUNT OF
                                                         INITIAL NOTES    CONVERTIBLE NOTES
                   NAME OF INVESTOR                        PURCHASED          PURCHASED
                   ----------------                      -------------   -------------------
Morgan Stanley Dean Witter Venture Partners IV, L.P....   $  550,131         $1,283,639
Morgan Stanley Dean Witter Venture Investors IV, L.P...   $   63,824         $  148,923
Morgan Stanley Dean Witter Venture Offshore Investors
  IV, L.P..............................................   $   21,463         $   50,080
Fallen Angel Equity Fund, L.P..........................   $  264,582         $  617,358
Lawrence J. Fox........................................   $  450,000         $1,050,000
James A. Rutherford....................................   $  150,000         $  350,000
                                                          ----------         ----------
  Total................................................   $1,500,000         $3,500,000
                                                          ==========         ==========

     The Company and Mitsui entered into convertible note agreements in May 2002 and July 2002 for the payment of $2,000,000 to Mitsui in connection with the exercise of put options. See Note 8 -- Long-Term Obligations. In September 2002, the Company and Mitsui agreed to modify the terms of these convertible note

                                FRONTSTEP, INC.

agreements with respect to $1.3 million of notes due originally due September 1, 2002. Under the modified terms, 50% of the principal amount of these Mitsui convertible notes that were due September 1, 2002, plus the accrued interest on such amount, will be payable in common shares of the Company based upon a conversion price of $2.85 per share. The Company must register the shares for resale and may issue the common shares to Mitsui at any time prior to January 1, 2003. However, interest continues to accrue on these notes at 4.4% until the common shares are issued and the notes are exchanged. The remaining 50% of the principal amount of the Mitsui convertible notes due September 1, 2002, plus accrued interest at 4.4%, is due and payable no later than January 1, 2003. The amended agreement will provide that, in the event of non-payment, Mitsui has the right to require late payment interest on the unpaid principal and accrue interest at 16% per annum or to convert all of the unpaid principal and accrued interest into common shares of the Company. The price per share for such conversion is the lower of (a) $2.85 or (b) the average of the daily closing price for 30 consecutive trading days prior to January 1, 2003. The Company may repay the Mitsui convertible notes at any time, including the portion exchangeable for common shares of the Company, prior to the issuance of such shares.

     For the remaining $700,000 of the notes, the principal and accrued interest at 4.4% shall be due and payable in one lump sum payment not later than March 5, 2003. The note is convertible into the Company's common stock at $12 per share at the option of Mitsui.

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

     If the Company fails to comply with certain of the benchmarks referred to above, the commitments of Foothill to make advances and issue letters of credit for the account of the Company will terminate and any such advances and/or issuances of letter of credit may be issued by Foothill in its sole and absolute discretion. The non-compliance with the execution and implementation of the strategic plan or option selected pursuant to the terms and conditions of the Credit Facility will constitute an event of default under the Credit Facility. Because of the subjective nature of these covenants and the risks associated with noncompliance by the Company,

                                FRONTSTEP, INC.

indebtedness outstanding under the Credit Facility has been classified as a current liability in the balance sheet as of June 30, 2002 and September 30, 2002.

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

NOTE 21 - STRATEGIC TRANSACTION (UNAUDITED)

     On November 25, 2002, the Company and MAPICS, Inc. ("MAPICS") announced that they had entered into a definitive merger agreement (the "Merger Agreement") pursuant to which MAPICS will acquire Frontstep. Pursuant to the terms of the Merger Agreement, shareholders of Frontstep, including holders of the Company's Series A Convertible Participating Preferred Stock (the "Series A Preferred Stock"), will receive, in the aggregate, 4.2 million shares of MAPICS common stock in exchange for all of the outstanding shares and the assumption by MAPICS of the Company's debt and other liabilities. Frontstep shareholders will receive approximately 0.30 MAPICS shares for each share of Frontstep common stock held as of the effective time of the merger. Closing, which is expected to occur during the first calendar quarter of 2003, remains subject to certain closing conditions including, but not limited to, regulatory clearance and approval of the acquisition by MAPICS and Frontstep shareholders. In connection with the Merger Agreement, Frontstep officers, directors and certain shareholders, including all holders of the Series A Preferred Stock, have entered into agreements to vote shares held by them in favor of the proposed transaction. Pursuant to these voting agreements, shareholders expected to hold a majority of the voting shares of Frontstep common stock as of the record date have committed to vote their shares in favor of the transaction. Under Ohio law, the transaction must be approved by the holders of at least two-thirds of the voting power of Frontstep. The proposed merger is intended to qualify as a tax-free reorganization pursuant to Section 368(a) of the Internal Revenue Code.

     On November 24, 2002, in connection with the Merger Agreement, the Company entered into a letter agreement with the holders of the Series A Preferred Stock (the "Restructuring Agreement"). Each shareholder party to the Restructuring Agreement has agreed that, at the closing of the proposed merger, it shall accept, in exchange for the Series A Preferred Stock owned by it, a number of shares of MAPICS common stock equal to a 25% discount on the Series A Preferred Stock liquidation preference, based on the average closing price of MAPICS common stock during the period from November 7, 2002 through November 20, 2002. At the request of the Company, and to induce MAPICS to enter into the Merger Agreement, each holder of Series A Preferred Stock has agreed to exercise their warrants issued by the Company on March 7, 2002 to acquire shares of Frontstep common stock and to convert their shares of Series A Preferred Stock into Frontstep common stock prior to the record date set for the special meeting of the Company's shareholders to vote on the Merger

                                FRONTSTEP, INC.

Agreement. In addition, each of the holders of Series A Preferred Stock has agreed to certain other matters that would become effective at the closing of the merger.

     Further description of this transaction and copies of the Merger Agreement have been filed with the Securities and Exchange Commission on Form 8-K on November 26, 2002.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's Directors are as follows:

                                                                                      DIRECTOR OF
                                                                                       FRONTSTEP
DIRECTOR              AGE                    PRINCIPAL OCCUPATIONS                       SINCE
--------              ---                    ---------------------                    -----------
Lawrence J. Fox.....  45    Chairman of the Board of Frontstep                           1984
Stephen A. Sasser...  52    President and Chief Executive Officer of Frontstep           1995
Duke W. Thomas......  64    Partner, Vorys, Sater, Seymour and Pease LLP                 1988
James A.              55    President of Wingset Inc.                                    1995
  Rutherford........
Roger D.              61    Professor of Marketing, Fisher College of Business, The      2000
  Blackwell.........        Ohio State University and President and Chief Executive
                            Officer Roger Blackwell Associates, Inc.
Guy L. de Chazal....  54    Managing Director of each of Morgan Stanley & Co. Inc.       2000
                            and MSDW Venture Partners IV, Inc.
Barry M.              57    General Partner, Updata Venture Associates, L.P.             2000
  Goldsmith.........
A. Zuheir Sofia.....  58    Chairman of Sofia & Company, Inc.                            2001

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

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                      AND
                         FISCAL YEAR END OPTION VALUES

                                                             NUMBER OF SHARES                VALUE OF
                                                          UNDERLYING UNEXERCISED        UNEXERCISED IN-THE-
                                  SHARES                        OPTIONS AT             MONEY OPTIONS HELD AT
                                ACQUIRED ON    VALUE        FISCAL YEAR END (#)         FISCAL YEAR END ($)
                                 EXERCISE     REALIZED   -------------------------   -------------------------
NAME                                (#)         ($)      EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                            -----------   --------   -------------------------   -------------------------
Lawrence J. Fox...............      -0-         -0-           160,000/22,400                   $0/$0
Stephen A. Sasser.............      -0-         -0-                540,000/0                   $0/$0
Stephen A. Yount..............      -0-         -0-           122,500/22,500                   $0/$0
Lawrence W. DeLeon............      -0-         -0-                167,000/0                   $0/$0
Daryll L. Wartluft............      -0-         -0-            25,000/98,800                   $0/$0

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the names and addresses of, and the number and percentage of our common shares and Series A preferred shares, respectively, beneficially owned as of September 15, 2002 (except as otherwise noted) by, the only persons known to Frontstep to beneficially own more than 5% of each class of outstanding shares:

                                                                                  SERIES A
                                                 COMMON SHARES                PREFERRED SHARES
                                           -------------------------     ---------------------------
                                            AMOUNT AND                    AMOUNT AND
                                            NATURE OF                     NATURE OF
                NAME AND                    BENEFICIAL      PERCENT       BENEFICIAL      PERCENT OF
                 ADDRESS                   OWNERSHIP(1)     OF CLASS     OWNERSHIP(1)       CLASS
                --------                   ------------     --------     ------------     ----------
Lawrence J. Fox..........................   2,824,754(2)     33.19%           None             None
  2800 Corporate Exchange Drive Columbus,
  Ohio 43231
Stephen A. Sasser........................     567,199(3)      7.00%           None             None
  2800 Corporate Exchange Drive Columbus,
  Ohio 43231
Morgan Stanley affiliated entities.......   3,026,886(4)     28.57%        400,266(5)          70.6%
  1585 Broadway New York, New York 10036
Fallen Angel Equity Fund, L.P............   1,260,368(6)     14.28%        166,667(7)          29.4%
  960 Holmdel Road Holmdel, New Jersey
  07733
James A. Rutherford......................     424,397(8)      5.39%           None             None
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

 (7) Does not include shares beneficially owned by Morgan Stanley, as to which shares Mr. de Chazal disclaims beneficial ownership. See also footnotes 4 and 5 under "Principal Holders of Securities."

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March and August 2002, the Company issued its convertible notes and warrants to certain of its preferred shareholders, including entities affiliated with Morgan Stanley and Fallen Angel Equity Fund, and two of its directors, Lawrence J. Fox and James A. Rutherford. In connection with the transaction, the Company's preferred shareholders, including the Morgan Stanley affiliates and Fallen Angel, agreed to waive pre-emptive and anti-dilution rights which they may have had under the original Investor Rights Agreement with the Company as a result of the convertible notes transaction. The Company agreed to reduce the conversion price on its outstanding preferred shares held by them from $12.00 per share to $6.00 per share. For more detailed information regarding this transaction, see Item 5. Market for Registrant's Common Equity and Related Stockholder Matters -- Sale of Unregistered Securities and Note 8 -- Long-Term Obligations to Financial Statements and Note 20 -- Subsequent Events to Financial Statements. On May 10, 2000, the Company sold its preferred shares and warrants to purchase its common shares to entities controlled by Morgan Stanley and Fallen Angel Equity Fund. The warrants originally were exercisable at an exercise price of $15.00 per share, subject to adjustment, until May 10, 2005. In connection with the Foothill transaction, we agreed to reduce the exercise price of the warrants to $3.36 per share and the warrant holders agreed to waive adjustments to the exercise price of the warrants and the conversion price for the preferred shares held by them as a result of the Foothill transaction. See
Note 15 -- Preferred Stock to Financial Statements included herein in Item 8.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

     Reports of Independent Auditors

     Consolidated Balance Sheets as of June 30, 2002 and 2001, restated

     Consolidated Statements of Operations for the Years Ended June 30, 2002, 2001 and 2000, restated

    Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 2002, 2001 and 2000, restated

     Consolidated Statements of Cash Flows for the Years Ended June 30, 2002, 2001 and 2000, restated

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

     (a)(3) Exhibits

     The following exhibits are included in this Annual Report on Form 10-K:

EXHIBIT NO.                 DESCRIPTION                                  PAGE
-----------   ---------------------------------------   ---------------------------------------
3(a)(1)       Amended Articles of Incorporation of      Incorporated herein by reference to
              Frontstep, (f/k/a "Symix Systems,         Exhibit 3(a)(1) to the Registrant's
              Inc.") (the "Registrant") (as filed       Annual Report on Form 10-K Inc. for the
              with the Ohio Secretary of State on       fiscal year ended June 30, 1997 (File
              February 8, 1991)                         No. 0-19024)
3(a)(2)       Certificate of Amendment to the Amended   Incorporated herein by reference to
              Articles of Incorporation of the          Exhibit 3(a)(2) to the Registrant's
              Registrant (as filed with the Ohio        Annual Report on Form 10-K for the
              Secretary of State on July 16, 1996)      fiscal year ended June 30, 1997 (File
                                                        No. 0-19024)
3(a)(3)       Certificate of Amendment to the Amended   Incorporated herein by reference to
              Articles of Incorporation, as amended     Exhibit 3(a)(3) to the Registrant's
              of the Registrant (as filed with the      Quarterly Report on Form 10-Q for the
              Ohio Secretary of State on May 10,        fiscal quarter ended March 31, 2000
              2000)                                     (File No. 0-19024)
3(a)(4)       Certificate of Amendment to the Amended   Incorporated herein by reference to
              Articles of Incorporation, as amended     Exhibit 3(a)(4) to the Registrant's
              of the Registrant (as filed with the      Quarterly Report on Form 10-Q for the
              Ohio Secretary of State on November 8,    fiscal quarter ended September 30, 2000
              2000)                                     (File No. 0-19024)
3(a)(5)       Amended Articles of Incorporation, as     Incorporated herein by reference to
              amended of the Registrant (reflecting     Exhibit 3(a)(5) to the Registrant's
              amendments through November 8, 2000 for   Quarterly Report on Form 10-Q for the
              purposes of Securities and Exchange       fiscal quarter ended September 30, 2000
              Commission reporting compliance only)     (File No. 0-19024)
3(b)          Amended Regulations of the Registrant     Incorporated herein by reference to
                                                        Exhibit 3(b) to the Registrant's
                                                        Registration Statement on Form S-1, as
                                                        filed with the Securities and Exchange
                                                        Commission on February 12, 1991
                                                        (Registration No. 33-38878)

EXHIBIT NO.                 DESCRIPTION                                  PAGE
-----------   ---------------------------------------   ---------------------------------------
4(a)(1)       Amended Articles of Incorporation of      Incorporated herein by reference to
              the Registrant (as filed with the Ohio    Exhibit 3(a)(1) to the Registrant's
              Secretary of State on February 8, 1991)   Annual Report on Form 10-K for the
                                                        fiscal year ended June 30, 1997 (File
                                                        No. 0-19024)
4(a)(2)       Certificate of Amendment to the Amended   Incorporated herein by reference to
              Articles of Incorporation of the          Exhibit 3(a)(2) to the Registrant's
              Registrant (as filed with the Ohio        Annual Report on Form 10-K for the
              Secretary of State on July 16, 1996)      fiscal year ended June 30, 1997 (File
                                                        No. 0-19024)
4(a)(3)       Certificate of Amendment to the Amended   Incorporated herein by reference to
              Articles of Incorporation, as amended     Exhibit 3(a)(3) to the Registrant's
              of the Registrant (as filed with the      Quarterly Report on Form 10-Q for the
              Ohio Secretary of State on May 10,        fiscal quarter ended March 31, 2000
              2000)                                     (File No. 0-19024)
4(a)(4)       Certificate of Amendment to the Amended   Incorporated herein by reference to
              Articles of Incorporation, as amended     Exhibit 3(a)(4) to the Registrant's
              of the Registrant (as filed with the      Quarterly Report on Form 10-Q for the
              Ohio Secretary of State on November 8,    fiscal quarter ended September 30, 2000
              2000)                                     (File No. 0-19024)
4(a)(5)       Amended Articles of Incorporation, as     Incorporated herein by reference to
              amended of the Registrant (reflecting     Exhibit 3(a)(5) to the Registrant's
              amendments through November 8, 2000 for   Quarterly Report on Form 10-Q for the
              purposes of Securities and Exchange       fiscal quarter ended September 30, 2000
              Commission reporting compliance only)     (File No. 0-19024)
4(b)          Amended Regulations of the Registrant     Incorporated herein by reference to
                                                        Exhibit 3(b) to the Registrant's
                                                        Registration Statement on Form S-1, as
                                                        filed with the Securities and Exchange
                                                        Commission on February 12, 1991
                                                        (Registration No. 33-38878)
4(c)          Amended and Restated Investor Rights      Incorporated herein by reference to
              Agreement, dated as of March 7, 2002,     Exhibit 4(a) to the Registrant's
              among the Registrant, the Investors       Current Report on Form 8-K, as filed
              identified therein and Lawrence J. Fox    with the Securities and Exchange
                                                        Commission on March 11, 2002 (File No.
                                                        0-19024)
4(d)          Warrant for the Purchase of Shares of     Incorporated herein by reference to
              Common Stock of the Registrant issued     Exhibit 4(e) to the Registrant's Annual
              to Morgan Stanley Dean Witter Venture     Report on Form 10-K for the fiscal year
              Partners IV, L.P. on May 10, 2000, and    ended June 30, 2001 (File No. 0-19024)
              Exhibit A, identifying other identical
              warrants issued to the investors
              identified on Exhibit A on the dates
              indicated, for the number of common
              shares listed on Exhibit A
4(e)          Assignment and Assumption Agreement, by   Incorporated herein by reference to
              and between Morgan Stanley Dean Witter    Exhibit 4(g) to the Registrant's
              Equity Funding, Inc. and the              Quarterly Report on Form 10-Q for the
              Originators Investment Plan, L.P.,        fiscal quarter ended December 31, 2000
              dated November 24, 2000                   (File No. 0-19024)
4(f)**        Amended and Restated Common Share         Previously filed
              Purchase Warrant, dated November 15,
              2001, issued to Foothill Capital
              Corporation
4(g)          Registration Rights Agreement, dated      Incorporated herein by reference to
              July 17, 2001, by and between the         Exhibit 4(h) to the Registrant's Annual
              Registrant and Foothill Capital           Report on Form 10-K for the fiscal year
              Corporation                               ended June 30, 2001 (File No. 0-19024)
4(h)          Share Exchange Agreement, dated January   Incorporated herein by reference to
              9, 1997                                   Exhibit 99 to Registrant's Current
                                                        Report on Form 8-K, as filed with the
                                                        Securities and Exchange Commission on
                                                        January 24, 1997 (File No. 0-19024)

EXHIBIT NO.                 DESCRIPTION                                  PAGE
-----------   ---------------------------------------   ---------------------------------------
4(i)          Form of Warrant for the purchase of       Incorporated herein by reference to
              common shares of the Registrant dated     Exhibit 4(b) to the Registrant's
              March 7, 2002                             Current Report on Form 8-K, as filed
                                                        with the Securities and Exchange
                                                        Commission on March 11, 2002 (File No.
                                                        0-19024)
4(j)          Form of Initial Note issued by            Incorporated herein by reference to
              Registrant dated March 7, 2002            Exhibit 4(c) to the Registrant's
                                                        Current Report on Form 8-K, as filed
                                                        with the Securities and Exchange
                                                        Commission on March 11, 2002 (File No.
                                                        0-19024)
4(k)          Convertible Subordinated Note issued      Incorporated herein by reference to
              August 12, 2002 issued to Morgan          Exhibit 4 to Registrant's Current
              Stanley Dean Witter Venture Partners      Report on Form 8-K, as filed with the
              IV, L.P. and Exhibit A identifying        Securities and Exchange Commission on
              other identical Notes issued to the       August 15, 2002 (File No. 0-19024)
              investors identified, on the dates
              indicated, for the number of common
              shares listed on Exhibit A
4(l)          Convertible Subordinated Note issued      Incorporated herein by reference to
              August 28, 2002 issued to Morgan          Exhibit 4 to Registrant's Current
              Stanley Dean Witter Venture Partners      Report on Form 8-K, as filed with the
              IV, L.P. and Exhibit A identifying        Securities and Exchange Commission on
              other identical Notes issued to the       September 4, 2002 (File No. 0-19024)
              investors identified, on the dates
              indicated, for the number of common
              shares listed on Exhibit A
10(a)**       Lease Agreement dated June 26, 2002 for   Previously filed
              corporate office located at 2800
              Corporate Exchange Drive, Columbus,
              Ohio
10(b)**       Progress Software Application Partner     Previously filed
              Agreement dated February 6, 2002
10(c)* **     Amended and Restated Stock Option Plan    Previously filed
              for Outside Directors
10(d)*        Non-Qualified Stock Option Plan for Key   Incorporated herein by reference to
              Executives                                Exhibit 10(a) to Registrant's Quarterly
                                                        Report on Form 10-Q for the fiscal
                                                        quarter ended March 31, 1996 (File No.
                                                        0-19024)
10(e)* **     Amended and Restated Non-Qualified        Previously filed
              Stock Option Plan for Key Employees
10(f)* **     Second Amended and Restated 1999          Previously filed
              Non-Qualified Stock Option Plan for Key
              Employees
10(g)*        Employment Agreement for Stephen A.       Incorporated herein by reference to
              Sasser                                    Exhibit 10(b) to Registrant's Quarterly
                                                        Report Form 10-Q for the fiscal quarter
                                                        ended March 31, 1996 (File No. 0-19024)
10(h)*        Amendment to Employment Agreement for     Incorporated herein by reference to
              Stephen A. Sasser                         Exhibit 10(p) to Registrant's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended June 30, 1999 (File No. 0-19024)
10(i)*        Second Amendment to Employment            Incorporated herein by reference to
              Agreement for Stephen A. Sasser           Exhibit 10(q) to Registrant's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended June 30, 1999 (File No. 0-19024)

EXHIBIT NO.                 DESCRIPTION                                  PAGE
-----------   ---------------------------------------   ---------------------------------------
10(j)*        Stock Option Agreement between the        Incorporated herein by reference to
              Registrant and Stephen A. Sasser dated    Exhibit 10(c) to Registrant's Quarterly
              January 17, 1996                          Report on Form 10-Q for the fiscal
                                                        quarter ended March 31, 1996 (File No.
                                                        0-19024)
10(k)         Employee Stock Purchase Plan, as          Incorporated herein by reference to
              amended on November 11, 1998              Exhibit 10(a)(a) to Registrant's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended June 30, 2000 (File No. 0-19024)
10(l)         Loan and Security Agreement, by and       Incorporated by reference to Exhibit
              among the Registrant and certain of its   10(u) to Registrant's Annual Report on
              affiliates, as Borrowers, and the         Form 10-K for the fiscal year ended
              Lenders signatory thereto, as Lenders,    June 30, 2001 (File No. 0-19024)
              and Foothill Capital Corporation, as
              Arranger and Administrative Agent
10(m)         First Amendment to Loan and Security      Incorporated herein by reference to
              Agreement                                 Exhibit 10(a) to Registrant's Quarterly
                                                        Report on Form 10-Q for the fiscal
                                                        quarter ended December 31, 2001 (File
                                                        No. 0-19024)
10(o)**       Second Amendment to Loan and Security     Previously filed
              Agreement
10(p)**       Third Amendment to Loan and Security      Previously filed
              Agreement
10(q)**       Fourth Amendment to Loan and Security     Previously filed
              Agreement
10(r)**       Fifth Amendment to Loan and Security      Previously filed
              Agreement
10(s)**       Sixth Amendment to Loan and Security      Previously filed
              Agreement
10(t)         Registration Rights Agreement, dated      Incorporated herein by reference to
              July 17, 2001, by and between the         Exhibit 4(h) to Registrant's Annual
              Registrant and Foothill Capital           Report on Form 10-K for the fiscal year
              Corporation                               ended June 30, 2001 (File No. 0-19024)
10(u)         Pledge and Security Agreement             Incorporated herein by reference to
              (Foreign), date July 17, 2001, made by    Exhibit 10(x) to Registrant's Annual
              the Registrant and Frontstep Solutions    Report on Form 10-K for the fiscal year
              Group, Inc., in favor of Foothill         ended June 30, 2001 (File No. 0-19024)
              Capital Corporation, as agent for
              certain Lenders
10(v)         Pledge and Security Agreement             Incorporated herein by reference to
              (Domestic), dated July 17, 2001, made     Exhibit 10(y) to Registrant's Annual
              by the Registrant and Frontstep           Report on Form 10-K for the fiscal year
              Solutions Group, Inc., in favor of        ended June 30, 2001 (File No. 0-19024)
              Foothill Capital Corporation, as agent
              for certain Lenders
10(w)         Copyright Security Agreement, dated       Incorporated herein by reference to
              July 17, 2000, made by the Registrant     Exhibit 10(z) to Registrant's Annual
              and certain of its affiliates, in favor   Report on Form 10-K for the fiscal year
              of Foothill Capital Corporation, as       ended June 30, 2001 (File No. 0-19024)
              agent for certain Lenders
10(x)         Trademark Security Agreement, dated       Incorporated herein by reference to
              July 17, 2001, made by the Registrant     Exhibit 10(a)(a) to Registrant's Annual
              and certain of its affiliates, in favor   Report on Form 10-K for the fiscal year
              of Foothill Capital Corporation, as       ended June 30, 2001 (File No. 0-19024)
              agent for certain Lenders
10(y)         Intercompany Subordination Agreement,     Incorporated herein by reference to
              dated July 17, 2001, made among the       Exhibit 10(a)(b) to Registrant's Annual
              Registrant, certain of its affiliates     Report on Form 10-K for the fiscal year
              and Foothill Capital Corporation, as      ended June 30, 2001 (File No. 0-19024)
              agent for certain Lenders

EXHIBIT NO.                 DESCRIPTION                                  PAGE
-----------   ---------------------------------------   ---------------------------------------
10(z)         Securities Purchase Agreement, dated as   Incorporated herein by reference to
              of May 10, 2000, between the Registrant   Exhibit 10(a) to Registrant's Quarterly
              and the Investors identified therein      Report on Form 10-Q for the fiscal
                                                        quarter ended March 31, 2000 (File No.
                                                        0-19024)
10(a)(a)      Amended and Restated Investor Rights      Incorporated herein by reference to
              Agreement, dated March 7, 2002, among     Exhibit 4(a) to Registrant's Current
              the Registrant, the Investors             Report on Form 8-K, as filed with the
              identified therein and Lawrence J. Fox    Securities and Exchange Commission on
                                                        March 11, 2002 (File No. 0-19024)
10(a)(b)      Warrant for the Purchase of Shares of     Incorporated herein by reference to
              Common Stock of the Registrant issued     Exhibit 4(e) to the Registrant's Annual
              to Morgan Stanley Dean Witter Venture     Report on Form 10-K for the fiscal year
              Partners IV, L.P. and Exhibit A,          ended June 30, 2001 (File No. 0-19024)
              identifying other identical warrants
              issued to the Investors identified on
              Exhibit A, for the number of common
              shares identified on Exhibit A, on the
              dates indicated
10(a)(c)      Assignment and Assumption Agreement, by   Incorporated herein by reference to
              and between Morgan Stanley Dean Witter    Exhibit 4(g) to Registrant's Quarterly
              Equity Funding, Inc. and the              Report on Form 10-Q for the fiscal
              Originators Investment Plan, L.P.,        quarter ended December 31, 2000 (File
              dated November 24, 2000                   No. 0-19024)
10(a)(d)      Securities Purchase Agreement dated as    Incorporated herein by reference to
              of March 7, 2002 by and between the       Exhibit 10 to Registrant's Current
              Registrant and the Investors named        Report on Form 8-K, as filed with the
              therein                                   Securities and Exchange Commission on
                                                        March 11, 2002 (File No. 0-19024)
10(a)(e)      Amendment Number One to Securities        Incorporated herein by reference to
              Purchase Agreement dated as of July 9,    Exhibit 10 to Registrant's Current
              2002                                      Report on Form 8-K, as filed with the
                                                        Securities and Exchange Commission on
                                                        July 15, 2002 (File No. 0-19024)
10(a)(f)*     Form of Severance Agreement with          Previously filed
              Executive Officers
21**          Subsidiaries of the Registrant            Previously filed
23            Consents of Independent Auditors          Filed herein
24**          Powers of Attorney                        Previously filed
99(a)         Certificates of Chief Executive Officer   Filed herein
              and Chief Financial Officer pursuant to
              Title 18, United States Code, Section
              1350, as adopted pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002

---------------

 * Indicates management contracts or compensatory plans or arrangements that are required to be filed as an exhibit to this Annual Report on Form 10-K for the fiscal year ended June 30, 2002

 ** Filed as an exhibit to original Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Securities and Exchange Commission on October 1, 2002

     (b) There were no reports on Form 8-K filed during the three months ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of December, 2002.

                                          FRONTSTEP, INC.

                                          By:      /s/ STEPHEN A. SASSER
                                            ------------------------------------
                                                     Stephen A. Sasser
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 5th day of December, 2002.

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

Date: December 5, 2002

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

Date: December 5, 2002

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