Form 10-Q
period 2002-12-31
FRONTSTEP INC
filed 2003-02-13
CIK 872443

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

                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                       OR

            | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

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

                               -------------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      As of February 13, 2003, 13,960,615 of the issuer's common stock, without par value, were outstanding.

================================================================================

                        FRONTSTEP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                    PAGE
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets as of December 31, 2002 (unaudited) and June 30, 2002...............       3

              Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended
              December 31, 2002 and 2001......................................................................       4

              Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended
              December 31, 2002 and 2001......................................................................       5

              Notes to Consolidated Financial Statements (unaudited)..........................................       6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...........      12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk......................................      20

Item 4.       Controls and Procedures.........................................................................      21

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings...............................................................................      21

Item 2.       Changes in Securities and Use of Proceeds.......................................................      21

Item 3.       Defaults Upon Senior Securities.................................................................      22

Item 4.       Submission of Matters to a Vote of Security Holders.............................................      22

Item 5.       Other Information...............................................................................      22

Item 6.       Exhibits and Reports on Form 8-K................................................................      22

SIGNATURES ...................................................................................................      23

CERTIFICATIONS................................................................................................      24

EXHIBIT INDEX ................................................................................................      26

                         PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                 FRONTSTEP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                       DECEMBER 31,    JUNE 30,
                                                                                          2002           2002
                                                                                      -----------      --------
                                                                                      (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                            $  5,048       $  3,389
   Trade accounts receivable, net                                                         25,962         29,049
   Prepaid expenses                                                                        6,093          7,121
   Income taxes receivable                                                                    --             --
   Deferred income taxes                                                                   3,386          3,386
   Inventories                                                                               483            491
   Other current assets                                                                    1,463          1,162
                                                                                        --------       --------
                                                                                          42,435         44,598
Capitalized software, net                                                                 16,280         16,371
Goodwill, net                                                                              8,287          8,039
Property and equipment, net                                                                4,160          5,030
Other assets                                                                               1,259          1,074
                                                                                        --------       --------
Total assets                                                                            $ 72,421       $ 75,112
                                                                                        ========       ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                $ 13,693       $ 13,271
   Deferred revenue                                                                       20,545         21,407
   Current portion of long-term obligations                                               15,143         15,895
    Income tax payable                                                                       538            405
                                                                                        --------       --------
                                                                                          49,919         50,978
Noncurrent liabilities:
   Long-term debt                                                                          4,062          1,031
   Deferred income taxes                                                                   4,268          4,268
   Other                                                                                      --             --
                                                                                        --------       --------
                                                                                           8,330          5,299
Minority interest                                                                            123            118
Shareholders' equity:
   Series A Convertible Participating Preferred Stock, no par value; 1,000,000 shares authorized; 566,933 shares issued and outstanding at December 31, 2002
     and June 30, 2002; liquidation preference $13,606,392                                10,865         10,865
   Common stock; no par value; 20,000,000 shares authorized; 7,872,418 shares issued at December 31, 2002 and June 30, 2002, at stated capital amounts of
     $0.01 per share                                                                          79             79
   Additional paid-in capital                                                             40,045         39,341
   Treasury stock, at cost; 304,200 shares                                                (1,320)        (1,320)
   Retained deficit                                                                      (32,167)       (27,118)
   Accumulated other comprehensive loss                                                   (3,453)        (3,130)
                                                                                        --------       --------
                                                                                          14,049         18,717
                                                                                        --------       --------
Total liabilities and shareholders' equity                                              $ 72,421       $ 75,112
                                                                                        ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                 FRONTSTEP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        DECEMBER 31,                 DECEMBER 31,
                                                 -----------------------       -----------------------
                                                   2002           2001           2002           2001
                                                 --------       --------       --------       --------
                                                       (UNAUDITED)                    (UNAUDITED)
Revenue:
   License fees                                  $  6,207       $  7,616       $ 11,179       $ 15,287
   Service                                          4,748          5,197         10,096         11,383
   Maintenance and support                         10,355         10,493         20,526         21,742
                                                 --------       --------       --------       --------
     Total revenue                                 21,310         23,306         41,801         48,412

Cost of revenue:
   License fees                                     3,854          3,283          6,724          6,455
   Service, maintenance and support                 7,061          8,450         14,892         16,541
                                                 --------       --------       --------       --------
     Total cost of revenue                         10,915         11,733         21,616         22,996
                                                 --------       --------       --------       --------
Gross margin                                       10,395         11,573         20,185         25,416

Operating expenses:
   Selling, general and administrative             10,563         11,995         19,154         22,818
   Research and development                         1,428          1,712          3,038          3,403
   Amortization of acquired intangibles               395            380            828            910
   Restructuring and other charges                     --             --             --             --
                                                 --------       --------       --------       --------
     Total operating expenses                      12,387         14,087         23,021         27,131
                                                 --------       --------       --------       --------
Operating income (loss)                            (1,991)        (2,514)        (2,835)        (1,715)
Other income (expense), net                        (1,118)          (380)        (2,169)          (908)
                                                 --------       --------       --------       --------
Income (loss) before income taxes                  (3,109)        (2,894)        (5,004)        (2,623)
Provision for (benefit from) income taxes             (50)            --             45             26
                                                 --------       --------       --------       --------
Net income (loss)                                $ (3,059)      $ (2,894)      $ (5,049)      $ (2,649)
                                                 ========       ========       ========       ========

Net income (loss) per common share:
   Basic                                         $  (0.37)      $  (0.38)      $  (0.62)      $  (0.35)
                                                 ========       ========       ========       ========
   Diluted                                       $  (0.37)      $  (0.38)      $  (0.62)      $  (0.35)
                                                 ========       ========       ========       ========

Shares used in computing per share amounts:
   Basic                                            8,168          7,568          8,168          7,568
   Diluted                                          8,168          7,568          8,168          7,568

The accompanying notes are an integral part of these consolidated financial statements.

                                 FRONTSTEP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                               SIX MONTHS ENDED
                                                                                                  DECEMBER 31,
                                                                                            ----------------------
                                                                                             2002           2001
                                                                                            -------       --------
                                                                                                  (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                                           $(5,049)      $ (2,649)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation                                                                             1,340          1,648
     Amortization                                                                             3,584          3,022
     Amortization of Debt Discount                                                              522            212
     Deferred income taxes                                                                       --           (154)
     Changes in operating assets and liabilities, net of restructuring and other charges:
       Accounts receivable                                                                    2,789          3,797
       Prepaid expenses and other assets                                                      1,338             48
       Accounts payable and accrued expenses                                                    224         (1,655)
       Deferred revenue                                                                        (878)        (1,247)
       Income taxes payable/receivable                                                           13          1,064
                                                                                            -------       --------
Net cash provided by operating activities                                                     3,883          4,086

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                            (452)          (212)
Additions to capitalized software                                                            (3,630)        (3,169)
                                                                                            -------       --------
Net cash used in investing activities                                                        (4,082)        (3,381)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations                                                              --         38,231
Payments on long-term obligations                                                            (1,591)       (33,477)
Proceeds from Convertible Notes                                                               3,500             --
                                                                                            -------       --------
Net cash provided by financing activities                                                     1,909          4,754
Effect of exchange rate changes on cash                                                         (51)          (360)
                                                                                            -------       --------
Net increase (decrease) in cash and cash equivalents                                          1,659          5,099
Cash and cash equivalents at beginning of period                                              3,389          1,512
                                                                                            -------       --------

Cash and cash equivalents at end of period                                                  $ 5,048       $  6,611
                                                                                            =======       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                 FRONTSTEP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002
                                   (unaudited)

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

      The accompanying unaudited consolidated financial statements presented herein have been prepared by the Company and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of financial results for the three and six months ended December 31, 2002 and 2001, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended June 30, 2002 ("Annual Report"). The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results to be expected for a full year.

      Comprehensive Income (Loss). The only item in addition to net income
(loss) that is included in comprehensive income (loss) is the foreign currency translation adjustment. Comprehensive income (loss) for the three and six months ended December 31, 2002 and 2001 is as follows (in thousands):

                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       DECEMBER 31,                 DECEMBER 31,
                                                   ---------------------       ---------------------
                                                     2002          2001          2002          2001
                                                   -------       -------       -------       -------
      Net income (loss)                            $(3,059)      $(2,894)      $(5,049)      $(2,649)
      Foreign currency translation adjustment         (156)         (162)         (323)           (1)
                                                   -------       -------       -------       -------

      Comprehensive income (loss)                  $(3,215)      $(3,056)      $(5,372)      $(2,650)
                                                   =======       =======       =======       =======

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 -AGREEMENT TO MERGER WITH MAPICS, INC.

      On November 25, 2002, Frontstep and MAPICS, Inc. ("MAPICS") announced that they had entered into a definitive merger agreement (the "Merger Agreement") pursuant to which MAPICS will acquire Frontstep. Pursuant to the terms of the Merger Agreement, shareholders of Frontstep, including former holders of the Company's Series A Convertible Participating Preferred Stock (the "Series A Preferred Stock"), will receive, in the aggregate, 4.2 million shares of MAPICS common stock in exchange for all of the outstanding Frontstep shares and the assumption by MAPICS of the Company's debt and other liabilities. Frontstep shareholders will receive approximately 0.300846 MAPICS shares for each share of Frontstep common stock held as of the effective time of the merger. Closing, which is expected to occur during the first calendar quarter of 2003, remains subject to certain closing conditions including, but not limited to, approval of the acquisition by Frontstep shareholders and approval of the issuance of MAPICS shares in the merger by MAPICS shareholders. In connection with the Merger

Agreement, Frontstep officers, directors and certain shareholders, including all former holders of the Series A Preferred Stock, have entered into agreements to vote Frontstep shares held by them in favor of the proposed transaction. Pursuant to these voting agreements, shareholders expected to hold a majority of the voting shares of Frontstep common stock as of the record date have committed to vote their shares in favor of the transaction. Under Ohio law, the transaction must be approved by the holders of at least two-thirds of the voting power of Frontstep. The proposed merger is intended to qualify as a tax-free reorganization pursuant to Section 368(a) of the Internal Revenue Code.

      On November 24, 2002, in connection with the Merger Agreement, the Company entered into a letter agreement with the holders of the Series A Preferred Stock (the "Restructuring Agreement"). Each shareholder party to the Restructuring Agreement agreed that, prior to the closing of the proposed merger, it shall accept, in exchange for the Series A Preferred Stock owned by it, a number of shares of MAPICS common stock equal to a 25% discount on the Series A Preferred Stock liquidation preference, based on the average closing price of MAPICS common stock during the period from November 7, 2002 through November 20, 2002. At the request of the Company, and to induce MAPICS to enter into the Merger Agreement, each holder of Series A Preferred Stock agreed to exercise warrants issued by the Company on March 7, 2002 to acquire shares of Frontstep common stock and to convert their shares of Series A Preferred Stock into Frontstep common stock prior to the record date set for the special meeting of the Company's shareholders to vote on the Merger Agreement. In addition, each of the holders of Series A Preferred Stock agreed to certain other matters that would become effective at the closing of the merger, including the cancellation of warrants that had been issued in connection with the May 2000 Series A Preferred Stock offering.

      Also on November 24, 2002, the Company and Foothill Capital Corporation ("Foothill") reached certain understandings regarding the proposed merger and the Company's Loan and Security Agreement, dated as of July 17, 2001 (as amended to date, the "Credit Facility"). Foothill has agreed that the Company has complied with certain conditions set forth in Section 6.20(a) of the Credit Facility and Sections 13(a)(i) and 13(b)(i) of the Eighth Amendment to the Loan Agreement, dated November 12, 2002. Additionally, Foothill consented to the Company's execution of the Merger Agreement and to the consummation of the proposed merger provided that upon the effectiveness of the proposed merger, all outstanding obligations under the Credit Facility are paid in full. The consent of Foothill is subject to certain conditions, including but not limited to, closing of the merger no later than April 30, 2003.

      Frontstep and MAPICS will each hold meetings of their shareholders on February 18, 2003 to obtain approval for the completion of the proposed transaction. The record date for the Frontstep shareholders meeting has been set as January 14, 2003. A joint proxy statement-prospectus dated January 15, 2003 to solicit shareholder approval of the proposed transaction, as well as other relevant documents concerning the proposed transaction were mailed to all shareholders of record as of the record date.

      On January 13, 2003, all of the holders of Series A Preferred Stock converted their preferred shares for Frontstep common shares at a conversion ratio of 10.2170745 common shares for each preferred share in accordance with the Restructuring Agreement. As a result, Frontstep issued 5,792,397 common shares upon the conversion of the Series A Preferred Stock. In addition, also on January 13, 2003, holders of certain common share warrants issued in March 2002 in connection with the convertible note offering by the Company, for the purchase of 600,000 Frontstep common shares with an exercise price of $0.01 per share, exercised their warrants in exchange for the issuance of 600,000 Frontstep common shares. As of the record date, 13,960,615 shares of Frontstep common stock are issued and outstanding and entitled to vote at the February 18, 2003 Frontstep shareholders' meeting.

NOTE 3 - LONG-TERM OBLIGATIONS

      In July 2001, the Company executed the Credit Facility with Foothill. This agreement has been subject to certain amendments from its execution through December 18, 2002. The Credit Facility includes a $15,000,000, three-year term note and a $10,000,000 revolving credit facility. Availability under the Credit Facility is based on and secured by qualifying accounts receivable originating within the United States and Canada. The revolving credit facility bears interest either at the Federal Funds rate plus 1.5%, or at the Eurodollar market rate plus 3.0%. The term note bears interest at the rate of 10.5% plus 1.5% per annum added to principal. The term note is payable in monthly installments commencing October 1, 2001. Under certain of the Credit Facility amendments, monthly payments were delayed from January 2002 to July 2002 and from October to December 2002. The Credit Facility is subject to customary terms and conditions and includes financial covenants for maintenance of a minimum tangible net worth, a minimum level of earnings before interest, taxes, depreciation and amortization and a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization. As of December 31, 2002 the Company had outstanding term borrowings of $13.8 million and no borrowings under the revolving credit portion of the Credit Facility.

      In connection with the Credit Facility, the Company issued to Foothill a warrant to purchase 550,000 common shares of the Company. The relative fair value of the warrant ($1,276,000) was recorded as a debt discount at the time of issuance and is being amortized as interest expense over the three-year term of the Credit Facility. As of December 31, 2002, the unamortized balance of the debt discount was $639,000.

      On November 12, 2002, the Company and Foothill agreed to further amend the Credit Facility to provide temporary additional borrowing availability under the revolving credit portion of the Credit Facility. The amendment also modified the financial covenants for the quarter ended September 30, 2002 and reset the covenants for the balance of fiscal 2003 due to a restatement of the Company's financial statements affecting prior periods. After giving effect to these modifications, the Company was in compliance with the financial covenants under the Credit Facility.

      The amendment contains certain covenants relating to the strategic business plans and objectives of the Company and which permit Foothill to participate in the evaluation of such plans and objectives. Because of the subjective nature of these covenants and the control they provide Foothill over the management of the Company, indebtedness outstanding under the Credit Agreement has been characterized as a current liability.

      Pursuant to the terms of these covenants:

      (a) The Company has delivered a contingency plan to Foothill reflecting a plan to restructure the business operations of the Company to a level at which the Company's revenues will provide sufficient cash flow to support the business operations of the Company, including its debt service obligations under the Credit Facility.

      (b) The Company has engaged an investment banking firm to assist the Company in reviewing its strategic and business options.

      (c) The Company and Foothill have also established certain benchmarks with respect to the evaluation and implementation of available strategic and business options for the Company.

      If the Company fails to comply with certain of the benchmarks referred to in (c) above, the commitments of Foothill to make advances and issue letters of credit for the account of the Company will terminate and any such advances and/or issuances of letter of credit may be issued by Foothill in its sole and absolute discretion. The non-compliance with the execution and implementation of the strategic plan or option selected pursuant to the terms and conditions of the Credit Facility will constitute an event of default under the Credit Facility. Due to the uncertainty of the ultimate impact of these conditions and milestones, the Company has classified the Foothill debt as a current portion of long-term obligations in the accompanying December 31, 2002 balance sheet.

      As a condition of the November 12, 2002 amendment the Company agreed to reduce the purchase price of Foothill's warrants to purchase 550,000 common shares of the Company to $2.85 per share from $3.36 per share. In relation to this amendment the Company also agreed to reduce the price at which shares of the Company's Series A Preferred stock convert into common shares of the Company to $2.85 per share from $6.00 per share. On January 13, 2003, in connection with the Merger Agreement discussed in Note 2 above, the purchase price of Foothill's warrants were again reduced from $2.85 to $2.349009. At that time, the price at which the shares of the Series A Preferred stock convert into common shares of the Company was also reduced to $2.349009 per share.

      On March 7, 2002, the Company executed an agreement pursuant to which certain holders of its Series A Convertible Participating Preferred Shares and certain members of the Company's Board, including the Company's founder (collectively, the "Investors"), agreed to provide up to $5 million to the Company for working capital needs in exchange for convertible notes (the "Convertible Notes") with a term expiring on May 10, 2004. Under terms of the agreement, the Company issued an aggregate principal amount of $1.5 million of initial notes and warrants to purchase 600,000 common shares of the Company at $0.01 to the Investors on March 7, 2002. The relative fair value of the warrants, $595,000 was recorded as a debt discount at the time of issuance and is being amortized as interest expense over the two-year expected term of the notes. As of December 31, 2002, the unamortized balance of the debt discount was $374,000. On August 12, 2002 and August 28, 2002, the Company issued its remaining Convertible Notes in the aggregate principal amounts of $2.5 million and $1.0 million, respectively, to the Investors in accordance with the terms of a private placement transaction. The Convertible Notes, which total $5.0 million, are each due on May 10, 2004 and are convertible into common shares of the Company at a conversion rate of $2.4876 per share.

      The initial notes in the aggregate principal amount of $1.5 million became convertible on July 9, 2002. At that date, due to a difference between the conversion price and market price of Frontstep's common stock and due to the reduced carrying amount of the debt due to the debt discount, the notes carried a beneficial conversion feature of $652,000. The Company has recorded this beneficial conversion feature as a debt discount and is amortizing it over the term of the notes through May 10, 2004. As of December 31, 2002, the unamortized balance of the debt discount was $563,000.

      In 2001, certain minority interest investors, including Mitsui & Co., Asia Investment Ltd. and its affiliates (collectively, "Mitsui") exercised their put option agreements which gave them the right to sell their shares in a Company subsidiary to another subsidiary of the Company at a formula price as provided in the put options, to be not less than an aggregate of $2,000,000. At that time the Company reclassified $2,000,000 from minority interest equity to current portion of long-term obligations. The Company and Mitsui entered into convertible note agreements in May 2002 and July 2002 for the payment of $2,000,000 to Mitsui in connection with the exercise of the put options.

      In October 2002, the Company and Mitsui amended the terms of these convertible note agreements with respect to $1.3 million of notes originally due September 1, 2002. Under the modified terms, 50% of the principal amount of the Mitsui convertible notes that were due September 1, 2002, plus the accrued interest on such amount, is payable in common shares of the Company based upon a conversion price of $2.85 per share. The Company was required to register the shares for resale and had the right to issue the common shares to Mitsui at any time prior to January 1, 2003. However, interest continues to accrue on these notes at 4.4% until the common shares are issued and the notes are exchanged. The remaining 50% of the principal amount of the Mitsui convertible notes due September 1, 2002, plus accrued interest at 4.4%, was due and payable no later than January 1, 2003. In December 2002, in connection with the Merger Agreement discussed in Note 2 above, Mitsui agreed to extend the payment date for these notes to February 18, 2003 to allow MAPICS and Mitsui time to negotiate revised payment terms suitable to each party. The amended convertible note agreements will provide that, in the event of non-payment, Mitsui has the right to require late payment interest on the unpaid principal and accrue interest at 16% per annum or to convert all of the unpaid principal and accrued interest into common shares of the Company. The price per share for such conversion is the lower of
(a) $2.85 or (b) the average of the daily closing price of the Company's common shares for the 30 consecutive trading days preceding January 1, 2003. The Company may repay the Mitsui convertible notes at any time, including the portion exchangeable for common shares of the Company, prior to the issuance of such common shares.

      For the remaining $700,000 of the Mitsui convertible notes, the principal and accrued interest at 4.4% shall be due and payable in one lump sum payment not later than March 5, 2003. The note is convertible into common shares of the Company at the rate of $12 per share, at the option of Mitsui.

      In connection with the closing of the proposed merger with MAPICS, the Company anticipates that the Convertible Notes and the Mitsui Convertible Notes will be renegotiated or paid off.

NOTE 4 - EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    DECEMBER 31,                  DECEMBER 31,
                                                            ---------------------------       ------------------------
                                                               2002             2001             2002          2001
                                                            ----------       ----------       ----------       -------
     Numerator for basic and diluted income (loss)
        per share - net income (loss)                       $   (3,059)      $   (2,894)      $   (5,049)      $(2,649)
                                                            ==========       ==========       ==========       =======

     Denominator for basic income (loss) per share -
        weighted average common shares outstanding,
        including warrants issuable at $0.01 per share
        in  2002                                                 8,168            7,568            8,168         7,568
        Effect of dilutive warrants                                 --               --               --            --
                                                            ----------       ----------       ----------       -------
     Denominator for diluted income (loss) per share
        - adjusted weighted average common shares and
        assumed conversions                                      8,168            7,568            8,168         7,568
                                                            ==========       ==========       ==========       =======

     Basic net income (loss) per share                      $    (0.37)      $    (0.38)      $    (0.62)      $ (0.35)
                                                            ==========       ==========       ==========       =======

     Diluted net income (loss) per share                    $    (0.37)      $    (0.38)      $    (0.62)      $ (0.35)
                                                            ==========       ==========       ==========       =======

      During the three and six months ended December 31, 2002, share equivalents related to warrants and employee stock options were outstanding, but were not included in the computation of diluted net income per share because the Company reported a net loss for the period and, therefore, the effect would be antidilutive. Warrants for the purchase of 600,000 shares of the Company's common stock are included in the earnings (loss) per share calculation due to the nominal exercise price of $0.01 per share.

      During the three and six months ended December 31, 2001, common equivalent shares in stock options and warrants were outstanding. However, such options were not included in the computation of diluted net income per share because the Company reported a net loss for the period and, therefore, the effect would be antidilutive.

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

      As of December 31, 2002, the Company had unamortized intangible assets consisting only of goodwill of $8,287,000. The change in goodwill during the period is due solely to foreign currency adjustment. The Company's amortizable intangible assets include only purchased software. The gross carrying amount of purchased software as of December 31, 2002 was $2,697,000 and accumulated amortization of purchased software was $2,556,000. In accordance with the provisions of SFAS No. 142, the Company performed the appropriate transitional impairment tests related to its stated goodwill and determined that there is no transitional impairment loss as of July 1, 2002. Also in accordance with the provisions of SFAS No. 142, the Company reassessed the useful lives of all purchased software and determined that no adjustments were necessary.

NOTE 6 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

      The Company designs, develops, markets and supports business software and services for mid-sized manufacturing, distribution and other companies, including business units of larger companies. The Company operates exclusively in this market and, therefore, only reports on one primary segment.

      Summarized financial information attributable to each of the Company's geographic areas is shown in the following table (in thousands):

                                                                       NORTH                        ASIA/
                                                                      AMERICA        EUROPE        PACIFIC
                                                                      --------       -------       -------
      THREE MONTHS ENDED DECEMBER 31, 2002
      Total revenue                                                   $ 15,139       $ 4,129       $ 2,042
      Operating income (loss) before amortization of intangibles          (373)         (756)         (467)
      Operating income (loss)                                             (768)         (756)         (467)

      THREE MONTHS ENDED DECEMBER 31, 2001
      Total revenue                                                   $ 16,675       $ 4,263       $ 2,368
      Operating income (loss) before amortization of intangibles        (2,276)          312          (170)
      Operating income (loss)                                           (2,709)          365          (170)

      SIX MONTHS ENDED DECEMBER 31, 2002
      Total revenue                                                   $ 29,391       $ 7,966       $ 4,444
      Operating income (loss) before amortization of intangibles          (683)         (617)         (707)
      Operating income (loss)                                           (1,511)         (617)         (707)

      SIX MONTHS ENDED DECEMBER 31, 2001
      Total revenue                                                   $ 35,603       $ 7,816       $ 4,993
      Operating income (loss) before amortization of intangibles        (1,232)          507           (80)
      Operating income (loss)                                           (2,142)          507           (80)

NOTE 7 - SUBSEQUENT EVENTS

      On January 13, 2003, in connection with the Merger Agreement discussed in
Note 2 above, the Company reduced the purchase price of Foothill's warrant to purchase 550,000 shares of the Company's common stock to $2.349009 from $2.85 per share. As a result, the Company also reduced the price at which the Company's Series A Preferred shares convert into common stock to $2.349009 from $2.85 per share.

      On January 13, 2003, also in connection with the Merger Agreement, all of the holders of Series A Preferred Stock converted their preferred shares for Frontstep common shares at a conversion ratio of 10.2170745 common shares for each preferred share in accordance with the Restructuring Agreement. As a result, Frontstep issued 5,792,397 common shares upon the conversion of the Series A Preferred Stock. In addition, also on January 13, 2003, holders of certain common share warrants issued in connection with the Company's convertible note offering, for the purchase of 600,000 Frontstep common shares with an exercise price of $0.01 per share, exercised their warrants in exchange for the issuance of 600,000 Frontstep common shares. As of the record date, 13,960,615 shares of Frontstep common stock are issued and outstanding and entitled to vote at the February 18, 2003 Frontstep shareholders' meeting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current beliefs, plans, objectives and expectations of the Company's management. The words "expect," "anticipate," "intend," "plan," "believe," "estimate," "would" and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Such risks and uncertainties are set forth herein and in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors set forth in each of the Company's reports or documents filed from time to time with the Securities and Exchange Commission.

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

      However, over the last few years, it has been difficult to manage and predict our revenues due to ever more difficult economic conditions and a lack of demand from manufacturers who have significantly limited their capital spending budgets, especially for information technology investments. This situation has been most severe in North America which has been mired in a recession for nearly two years. We have reacted to these difficult economic and market conditions in several ways. We have accomplished significant reductions in the Company's operating costs and we have completed several financing transactions; each with the intentions of balancing our costs with expected revenues and of ensuring adequate cash to meet our operating needs. In the quarter ended June 30, 2002, we had operating income in excess of $1.0 million, and net income of $457,000 or $0.04 per share.

      In the quarter ended September 30, 2002, we announced the availability of SyteLine 7, our newest release of our flagship ERP package, the first based on Microsoft SQL technology. Although SyteLine 7 has been very well received in the marketplace, we believe that it did have a negative impact on revenue in the September quarter, as we believe customers delayed their buying decision in anticipation of our new product release. As a result of general economic conditions and the impact of our new product release, revenue and operating income fell $1.9 million from the prior quarter ended June 30, 2002. We reported an operating loss of $0.8 million and a net loss of $2.0 million, or $0.24 per share in the September quarter.

      In the current quarter ended December 31, 2002 (the "current fiscal quarter") we expected revenues would be higher than the revenues reported for the quarter ended September 30, 2002 as a result of seasonal fluctuations and our SyteLine 7 product transition. However, continued severe economic conditions resulted in more limited spending by our customers and potential customers. In addition, our planned merger with MAPICS was announced during the quarter which we believe resulted in numerous decisions by potential customers to wait until the merger is completed before finalizing their spending decisions. As a result, we reported lower revenues in the current fiscal quarter than we had expected and only slightly higher than revenues reported for the September 30, 2002 quarter. We also reported a net loss of $3.1 million or $0.37 per share. Our expectation is for continued difficulty in the economy and a lack of information technology spending in our target manufacturing market. While the economy has, at times, shown signs of improvement over the last several months, we continue to be concerned about our ability to predict revenues in the near term, due to current economic and market conditions. As a result we may not achieve positive operating results in the near future or until economic and technology spending conditions improve.

AGREEMENT TO MERGER WITH MAPICS, INC.

      On November 25, 2002, Frontstep and MAPICS announced that they had entered into a definitive merger agreement pursuant to which MAPICS will acquire Frontstep by merging a wholly owned subsidiary of MAPICS into Frontstep, after which MAPICS will be the sole shareholder of Frontstep. In the merger, each Frontstep shareholder, other than those perfecting dissenters' rights, will receive for each Frontstep common share that the shareholder owns, approximately
0.300846 of a share of MAPICS common stock. Collectively, the Frontstep shareholders will receive in the merger 4,200,000 shares of MAPICS common stock and MAPICS will assume the Company's debt and other liabilities. The merger is intended to qualify as a tax-free reorganization, in which Frontstep shareholders generally would not recognize gain or loss for U.S. federal income tax purposes as a result of the exchange in the merger of Frontstep common shares for MAPICS common stock. The merger is currently expected to close during the first calendar quarter of 2003; however, it remains subject to certain closing conditions, including, but not limited to, the approval of the merger by Frontstep shareholders and the approval of the issuance of shares of MAPICS common stock by the MAPICS shareholders.

      The MAPICS board of directors has unanimously approved and adopted the merger agreement and determined that the merger agreement and the merger are advisable, fair to, and in the best interests of, MAPICS and its shareholders and has unanimously recommended that MAPICS shareholders vote to approve the issuance of MAPICS common stock in the merger.

      The Frontstep board of directors has unanimously approved and adopted the merger agreement and determined that the merger agreement and the merger are advisable, fair to, and in the best interests of, Frontstep and its shareholders and has unanimously recommended that Frontstep shareholders vote to adopt the merger agreement and approve the merger.

      In connection with the merger agreement, Frontstep directors, executive officers and certain shareholders holding approximately 60.90% of the voting power of Frontstep have entered into agreements to vote Frontstep shares held by them in favor of the proposed transaction. Under Ohio law, the transaction must be approved by the holders of at least two-thirds of the voting power of Frontstep.

      On November 24, 2002, in connection with the proposed merger transaction with MAPICS, Frontstep entered into a letter agreement with Fallen Angel Equity Fund, L.P. and certain entities affiliated with Morgan Stanley. At the time the letter agreement was executed, these entities held all of the outstanding Frontstep Series A Preferred Stock.

      Under the terms of the letter agreement, the holders of the Series A Preferred Stock agreed to accept, at the effective time of the merger and in exchange for their Frontstep shares, a number of shares of MAPICS common stock equal to 25% discount on the Series A Preferred Stock's liquidation preference, based on the average closing price of MAPICS common stock during the period from November 7, 2002 through November 20, 2002. Additionally, under the letter agreement, each holder of the Series A Preferred Stock agreed to:

            (a) convert its Series A Preferred Stock into Frontstep common shares prior to the record date set for the special meeting of Frontstep's shareholders to vote on the merger agreement, which is a condition to MAPICS' obligation to complete the merger;

            (b) exercise warrants issued by Frontstep on March 7, 2002 to acquire Frontstep common shares; and

            (c)cancel, at the closing of the proposed merger, warrants to acquire 453,546 Frontstep common shares issued by Frontstep to the holders of the Series A Preferred Stock on May 10, 2000.

      Also on November 24, 2002, the Company and Foothill reached certain understandings regarding the proposed merger and the Company's Credit Facility. .. Foothill has agreed that the Company has complied with certain conditions set forth in Section 6.20(a) of the Credit Facility and Sections 13(a)(i) and 13(b)(i) of the Eighth Amendment to the Loan Agreement, dated November 12, 2002. Additionally, Foothill has consented to the Company's execution of the Merger Agreement and to the consummation of the proposed merger provided that upon the effectiveness of the proposed merger, all outstanding obligations under the Credit Facility are paid in full. The consent of Foothill is subject to certain conditions, including but not limited to, closing of the merger no later than April 30, 2003.

      Frontstep and MAPICS will each hold meetings of their shareholders on February 18, 2003 to obtain approval for the completion of the proposed transaction. The record date for the Frontstep meeting has been set as January 14, 2003. A joint proxy statement-prospectus dated January 16, 2003 to solicit shareholder approval of the proposed transaction, as well as other relevant documents concerning the proposed transaction were mailed to all shareholders of record as of the record date.

      On January 13, 2003, all of the holders of Series A Preferred Stock converted their preferred shares for Frontstep common shares at a conversion ratio of 10.2170745 common shares for each preferred share in accordance with the Restructuring Agreement. As a result, Frontstep issued 5,792,397 common shares upon the conversion of the Series A Preferred Stock. In addition, also on January 13, 2003, holders of certain common share warrants issued in connection with the Company's convertible note offering, for the purchase of 600,000 Frontstep common shares with an exercise price of $0.01 per share, exercised their warrants in exchange for the issuance of 600,000 Frontstep common shares. As of the record date, 13,960,615 shares of Frontstep common stock are issued and outstanding and entitled to vote at the February 18, 2003 Frontstep shareholders' meeting.

      Shareholders of MAPICS and Frontstep are urged to read the joint proxy statement-prospectus regarding the proposed transaction and all other relevant documents sent to them with the joint proxy statement-prospectus because they contain important information. Shareholders and interested parties may obtain a free copy of the joint proxy statement-prospectus, as well as other filings containing information about MAPICS and Frontstep, at the SEC's Internet site (HTTP://WWW.SEC.GOV).

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

RESULTS OF OPERATIONS

      THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

      Revenue. Total revenue decreased $2.0 million, or 8.6%, to $21.3 million in the current fiscal quarter from $23.3 million in the three months ended December 31, 2001 (the "prior year fiscal quarter" or "fiscal 2002 quarter"). The total revenue mix is shown in the table below (in thousands, except percentage data):

                                                         THREE MONTHS ENDED DECEMBER 31,
                                                 -----------------------------------------------
                                                         2002                       2001
                                                 --------------------       --------------------
            License fees revenue                 $ 6,207         29.1%      $ 7,616         32.7%
            Service revenue                        4,748         22.3%        5,197         22.3%
            Maintenance and support revenue       10,355         48.6%       10,493         45.0%
                                                 -------        -----       -------        -----

                Total revenue                    $21,310        100.0%      $23,306        100.0%
                                                 =======        =====       =======        =====

      License fees revenue decreased 18.5% in the fiscal 2003 quarter from the fiscal 2002 quarter. The Company believes that the decrease in license fees revenue in the fiscal 2003 quarter is due to the current economic climate that is causing the Company's customers and potential customers to defer their buying decisions related to large capital investments, particularly information technology investments. Additionally, the Company believes that its pending merger with MAPICS also caused customers to delay purchasing decisions. The Company expects that license fees revenues will remain stable in the short-term but will not begin to significantly grow again until the current economic climate improves and demand for our product improves as a result.

      Service revenue decreased 8.6% in the fiscal 2003 quarter from the fiscal 2002 quarter. The decrease is primarily the result of sluggish license fees revenue experienced by the Company in the last year. Service revenues in particular are directly dependent on new license purchases by new and existing customers. The Company expects that service revenues will remain stable in the short-term and will improve in the quarters that follow increased license fee revenues.

      Maintenance and support revenue decreased 1.3% in the fiscal 2003 quarter from the fiscal 2002 quarter. Maintenance and support contracts and the related revenue from these contracts have been steady over the last year as the base of customers under such programs has remained consistent. The Company expects such revenues to remain stable in the short-term.

      Cost of Revenue. Total cost of revenue as a percentage of total revenue increased to 51.2% for the fiscal 2003 quarter from 50.3% for the fiscal 2002 quarter.

      Cost of license fees revenue increased $0.6 million, or 17.4%, to $3.9 million in the fiscal 2003 quarter from $3.3 million in the fiscal 2002 quarter and as a percentage of license fees revenue, increased to 62.1% in the fiscal 2003 quarter from 43.1% in the fiscal 2002 quarter. The percentage increase is primarily attributable to lower license fees revenue affecting certain fixed and related costs, including the amortization of capitalized software, which has grown in the last year as we completed our development of SyteLine 7.

      Cost of service, maintenance and support revenue decreased $1.4 million, or 16.4%, to $7.1 million in the fiscal 2003 quarter from $8.5 million in the fiscal 2002 quarter and as a percentage of service and maintenance and support revenue, decreased to 46.8% in the fiscal 2003 quarter from 53.9% in the fiscal 2002 quarter. The decrease is attributable to efforts during the last two years to reduce costs, particularly relating to our services. The percentage decrease is the result of a larger percentage of maintenance revenue, which has a higher margin than services revenue.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.4 million, or 11.9%, to $10.6 million in the fiscal 2003 quarter from $12.0 million in the fiscal 2002 quarter. Such expenses as a percentage of total revenue decreased to 49.6% in the fiscal 2003 quarter from 51.5% in the fiscal 2002 quarter. The decrease in costs is attributable to the continued cost saving measures that the Company has been implementing over the past two fiscal years. The Company expects that these costs will further decrease as a percentage of total revenue when total revenue increases since many of these costs are fixed in nature.

      Research and Development. Total research and development costs, including amounts capitalized, decreased $0.4 million or 12.1% to $2.9 million for the fiscal 2003 quarter from $3.3 million for the fiscal 2002 quarter and decreased as a percentage of total revenue to 13.5% in the fiscal 2003 quarter from 14.2% in the fiscal 2002 quarter. Although total research and development spending decreased from the fiscal 2002 quarter, the Company is continuing to spend a substantial portion of total revenue on the development of its expanded product offerings and product capabilities and development of future releases of the Company's ERP software. The Company believes that these investments are critical to the success and market acceptance of its new product offerings and total suite of integrated collaborative business systems.

      The Company capitalized research and development costs of $1.4 million during the fiscal 2003 quarter and $1.6 million during the fiscal 2002 quarter.

      Provision for (Benefit from) Income Taxes. The provision for (benefit from) income taxes for the fiscal 2003 and 2002 quarters reflects an effective tax rate of 1.6% and 0%, respectively. The effective tax rate in both periods differs from the expected corporate tax rate primarily due to valuation allowances recorded against the deferred tax assets related to net operating losses incurred domestically, foreign losses incurred in countries where no tax benefits will be received for the losses and the non-deductibility of the amortization of certain intangibles.

      SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2001

      Revenue. Total revenue decreased $6.6 million, or 13.7%, to $41.8 million in the six months ended December 31, 2002 (the "current fiscal six month period") from $48.4 million in the six months ended December 31, 2001 (the "prior fiscal six month period"). The total revenue mix is shown in the table below (in thousands, except percentage data):

                                                           SIX MONTHS ENDED DECEMBER 31,
                                                 -----------------------------------------------
                                                         2002                        2001
                                                 --------------------       --------------------
            License fees revenue                 $11,179         26.7%      $15,287         31.6%
            Service revenue                       10,096         24.2%       11,383         23.5%
            Maintenance and support revenue       20,526         49.1%       21,742         44.9%
                                                 -------        -----       -------        -----

                Total revenue                    $41,801        100.0%      $48,412        100.0%
                                                 =======        =====       =======        =====

      License fees revenue decreased 26.9% in the current fiscal six month period from the prior fiscal six month period. The Company believes this reduction in revenue is due primarily to the current economic conditions as discussed above for the three month period. The Company also believes customers' delayed buying decisions are, in some instances, related to our pending merger with MAPICS. The Company expects that license fees revenues will remain stable in the short-term but will not begin to significantly grow again until the current economic climate improves and demand for our product improves as a result.

      Service revenue decreased 11.3% in the current fiscal six month period from the prior fiscal six month period. The decrease is primarily the result of sluggish license fees revenue experienced by the Company in the last year. Service revenues in particular are directly dependent on new license purchases by new and existing customers. The Company expects that service revenues will remain stable in the short-term and will improve in the quarters that follow increased license fee revenues.

      Maintenance and support revenue decreased 5.6% in the current fiscal six month period from the prior fiscal six month period. Maintenance and support contracts and the related revenue from these contracts have been steady over the last few years as the base of customers under such programs has remained consistent. The Company expects such revenues to remain stable in the short-term.

      Cost of Revenue. Total cost of revenue as a percentage of total revenue increased to 51.7% for the current fiscal six month period from 47.5% for the prior fiscal six month period.

      Cost of license fees revenue increased $0.8 million, or 11.7%, to $7.2 million in the current fiscal six month period from $6.5 million in the prior fiscal six month period and as a percentage of license fees revenue, increased to 64.5% in the current fiscal six month period from 42.2% in the prior fiscal six month period. The increase is primarily attributable to increased amortization of capitalized software as a result of the completion of SyteLine
7. The percentage increase is primarily attributable to lower license fees revenue affecting certain fixed and related costs, including the amortization of capitalized software which has grown in the last year as we completed our development of SyteLine 7.

      Cost of service, maintenance and support revenue decreased $2.1 million, or 12.9%, to $14.4 million in the current fiscal six month period from $16.5 million in the prior fiscal six month period and as a percentage of service, maintenance and support revenue, decreased to 47.0% in the current fiscal six month period from 49.9% in the prior fiscal six month period. The decrease is attributable to our efforts over the last two years to reduce costs, particularly relating to our services. The percentage decrease is due to a higher percentage of maintenance and support revenues which has higher margins than services revenue.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.7 million, or 16.1%, to $19.2 million in the current fiscal six month period from $22.8 million in the prior fiscal six month period. Such expenses as a percentage of total revenue decreased to 45.8% in the current fiscal six month period from 47.1% in the prior fiscal six month period. This reduction is due to the continued cost reduction and cost savings efforts undertaken over the past two years.

      Research and Development. Total research and development expenses, including amounts capitalized, increased $0.1 million or 1.5%, to $6.7 million for the current fiscal six-month period from $6.6 million for the prior fiscal six month period and increased as a percentage of total revenues to 16.0% in the current fiscal six month period from 13.6% in the prior fiscal six month period. The Company is continuing to spend a substantial portion of total revenues on the development of its e-business software products and capabilities, development of future releases of the Company's ERP software and development of interfaces with third-party software products. The Company believes that these investments are critical to the success and market acceptance of its new e-business offerings and the total suite of integrated collaborative business systems.

      The Company capitalized research and development costs of $3.6 million during the current fiscal six month period and $3.2 million during the prior fiscal six month period.

      Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes for the current and prior fiscal six month periods reflects an effective tax rate of 0.9% and 1.0%, respectively. The effective tax rate in the current fiscal six month period differs from the expected corporate tax rate primarily due to valuation allowances recorded against the deferred tax assets related to net operating losses incurred domestically, foreign losses incurred in countries where no tax benefits will be received for the losses and the non-deductibility of the amortization of certain intangibles.

QUARTERLY RESULTS

      The Company's results of operations have fluctuated on a quarterly basis. The Company's expenses, with the principal exception of sales commissions and certain components of cost of revenue, are generally fixed and do not vary with revenue. As a result, any shortfall of actual revenue in a given quarter would adversely affect net earnings for that quarter.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2002, the Company had cash and cash equivalents of $5.0 million and working capital deficit of $7.5 million. During the six months ended December 31, 2002, the Company was $3.9 million cash positive from operating activities. The Company purchased $0.5 million of property and equipment and used $3.6 million in cash for investments in capitalized software. The balance outstanding on the Foothill term note as of December 31, 2002 was $13.8 million. As of December 31, 2002 there were no borrowings under the revolving Credit Facility.

      As we discussed in "Overview" above, it has been difficult in the last several quarters to manage and predict our revenues for any quarterly period. While customer activity has not diminished recently, economic conditions and industry-wide lack of demand for new investments may cause us to generate less revenue than we expect. If we do not generate sufficient revenue to meet our forecast in any quarter in the current fiscal year, the Company may not be in compliance with one or more of the financial covenants under the Credit Facility.

      In August 2002, we completed the funding of $3.5 million from the issuance of Convertible Notes. However, we continue to experience difficulties in meeting all of our cash operating needs, due to unpredictability in our revenues and the impact of economic conditions on our customers. If we do not meet our revenue expectations in any quarters in the current fiscal year, we may have further difficulty in meeting our operating cash needs.

      On November 12, 2002, the Company and Foothill further amended the Credit Facility to provide for, among other things, temporary additional borrowing availability under the revolving credit portion of the Credit Facility and the deferral of certain payments owing under the term loan portion of the Credit Facility. In addition, the amendment further amends the financial covenants.

      The amendment contains certain covenants relating to the strategic and business plans and objectives of the Company and which permit Foothill to participate in the evaluation of such plans and objectives. Because of the subjective nature of these covenants and the control they provide Foothill over the management of the Company, indebtedness outstanding under the Credit Facility has been characterized as a current liability.

      Pursuant to the terms of these covenants:

      (b) The Company has delivered a contingency plan to Foothill reflecting a plan to restructure the business operations of the Company to a level at which the Company's revenues will provide sufficient cash flow to support the business operations of the Company, including its debt service obligations under the Credit Facility.

      (c) The Company has engaged an investment banking firm to assist the Company in reviewing its strategic and business options.

      (d) The Company and Foothill have also established certain benchmarks with respect to the evaluation and implementation of available strategic and business options for the Company.

      If the Company fails to comply with certain of the benchmarks referred to in (c) above, the commitments of Foothill to make advances and issue letters of credit for the account of the Company will terminate and any such advances and/or issuances of letter of credit may be issued by Foothill in its sole and absolute discretion. The non-compliance with the execution and implementation of the strategic plan or option selected pursuant to the terms and conditions of the Credit Facility will constitute an event of default under the Credit Facility.

      There can be no assurance that we can achieve levels of quarterly revenue sufficient to satisfy our cash flow needs or to meet the financial covenants of the Credit Facility in future periods or that the bank will continue to provide special financing arrangements to support us in meeting our operating cash needs. Additionally, we may not be able to obtain other debt or equity financing from other sources.

      On November 25, 2002, Frontstep and MAPICS announced that they had entered into the Merger Agreement pursuant to which MAPICS will acquire Frontstep. Pursuant to the terms of the Merger Agreement, shareholders of Frontstep, including former holders of the Company's Series A Preferred Stock, will receive, in the aggregate, 4.2 million shares of MAPICS common stock in exchange for all of the outstanding shares and the assumption by MAPICS of the Company's debt and other liabilities. Frontstep shareholders will receive approximately
0.300846 MAPICS shares for each share of Frontstep common stock held as of the effective time of the merger. Closing, which is expected to occur during the first calendar quarter of 2003, remains subject to certain closing conditions including, but not limited to, approval of the acquisition by MAPICS and Frontstep shareholders. In connection with the Merger Agreement, Frontstep officers, directors and certain shareholders, including all former holders of the Series A Preferred Stock, have entered into agreements to vote shares held by them in favor of the proposed transaction. Pursuant to these voting agreements, shareholders expected to hold a majority of the voting shares of Frontstep common stock as of the record date have committed to vote their shares in favor of the transaction. Under Ohio law, the transaction must be approved by the holders of at least two-thirds of the voting power of Frontstep. The proposed merger is intended to qualify as a tax-free reorganization pursuant to
Section 368(a) of the Internal Revenue Code

      On November 24, 2002, the Company and Foothill reached certain understandings regarding the proposed merger and the Company's Credit Facility. Foothill has agreed that the Company has complied with certain conditions set forth in Section 6.20(a) of the Credit Facility and Sections 13(a)(i) and 13(b)(i) of the Eighth Amendment to the Credit Facility, dated November 12, 2002. Additionally, Foothill consented to the Company's execution of the Merger Agreement and to the consummation of the proposed merger provided that upon the effectiveness of the proposed merger, all outstanding obligations under the Credit Facility are paid in full. The consent of Foothill is subject to certain conditions, including but not limited to, closing of the merger no later than April 30, 2003.

      Frontstep and MAPICS will each hold meetings of their shareholders on February 18, 2003 to obtain approval for the completion of the proposed transaction. The record date for the Frontstep shareholders meeting has been set as January 14, 2003. A joint proxy statement-prospectus dated January 15, 2003 to solicit shareholder approval of the proposed transaction, as well as other relevant documents concerning the proposed transaction were mailed to all Frontstep shareholders of record as of the record date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Foreign Exchange. Frontstep's revenues originating outside of North America were 29% and 28% of total revenue for the current and prior year fiscal quarters, respectively and 30% and 26% for the current and prior fiscal six month periods, respectively. By geographic region, revenues originating in Europe were 19% and 18% of total revenue for the current and prior year fiscal quarters, respectively and 19% and 16% for the current and prior fiscal six month periods, respectively. Revenues originating in Asia Pacific were 10% of total revenue for both the current and prior year fiscal quarters, respectively and 11% and 10% for the current and prior fiscal six month periods, respectively. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      On November 12, 2002, in connection with an amendment of the Credit Facility with Foothill, the Company agreed to reduce the purchase price of Foothill's warrants to purchase 550,000 common shares of the Company to $2.85 per share from $3.36 per share. In relation to this amendment the Company also agreed to reduce the price at which shares of the Company's Series A Preferred Stock convert into common shares of the Company to $2.85 per share from $6.00 per share.

      On January 13, 2003, in connection with the Merger Agreement discussed in
Note 2 above, the Company reduced the purchase price of Foothill's warrant to purchase 550,000 common shares of the Company to $2.349009 from $2.85 per share. As a result, the Company also reduced the price at which the Company's Series A Preferred Stock convert into common stock to $2.349009 from $2.85 per share.

      On January 13, 2003, also in connection with the Merger Agreement, all of the holders of Series A Preferred Stock converted their preferred shares for Frontstep common shares at a conversion ratio of 10.2170745 common shares for each preferred share in accordance with the Restructuring Agreement. As a result, Frontstep issued 5,792,397 common shares upon the conversion of the Series A Preferred Stock. In addition, also on January 13, 2003, holders of certain common share warrants issued in connection with the Company's convertible note offering, for the purchase of 600,000 Frontstep common shares with an exercise price of $0.01 per share, exercised their warrants in exchange for the issuance of 600,000 Frontstep common shares. The 600,000 shares of Frontstep common stock issued upon exercise of the warrants are not registered shares and will be subject to certain trading restrictions. The 600,00 shares of unregistered Frontstep common stock were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, and Rule 506 promulgated under the Act.

As of the record date, 13,960,615 shares of Frontstep common stock are issued and outstanding and entitled to vote at the February 18, 2003 Frontstep shareholders' meeting.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) See Index to Exhibits filed with this Quarterly Report on Form 10-Q following the Signature Page.

      (b)   Reports on Form 8-K.

      The Company filed a current report on Form 8-K on November 6, 2002 indicating under Item 5 (Other Events) that the Company was restating its Statements of Operations and its Balance Sheets for the years ended June 30, 2001 and 2002 to reflect a change in accounting for a specific portion of its annual revenues for each of its fiscal years ended June 30, through June 30, 2002. This restatement did not have a material effect on our reported results for any of our recent fiscal years.

      The Company filed an amended Form 10-K with the Securities and Exchange Commission in December 2002 for the year ended June 30, 2002 to fully restate the financial statements presented therein.

      On November 26, 2002, the Company filed a Current Report on Form 8-K indicating under Item 5. (Other Events) that the Company and MAPICS, Inc. had entered into a definitive merger agreement pursuant to which MAPICS will acquire Frontstep. The Company also included as exhibits to this Current Report on Form 8-K certain of the documents executed by the parties, including the Merger Agreement.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FRONTSTEP, INC.


Dated:  February 13, 2003             By: /s/ Daniel P. Buettin
        -----------------                 -------------------------------------
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

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: February 13, 2003


                                    By:         /s/ STEPHEN A. SASSER
                                        ----------------------------------------
                                                  Stephen A. Sasser
                                        President and Chief Executive Officer

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

Date: February 13, 2003

                                   By:           /s/ DANIEL P. BUETTIN
                                      ------------------------------------------
                                                   Daniel P. Buettin
                                               Vice President, Finance,
                                        Chief Financial Officer and Secretary,
                                      Principal Financial and Accounting Officer

                               INDEX TO EXHIBITS

Exhibit No.   Description                            Page
-----------   -----------                            ----
2(a)          Agreement and Plan of Merger dated     Incorporated herein by reference to
              November 24, 2002 by and among         Exhibit 2(a) to Registrant's
              MAPICS, Inc., Frontstep, Inc. and      Current Report on From 8-K filed on
              FP Acquisition Sub, Inc.               November 26, 2002 (File No.
                                                     0-19024)


10(a)         Amendment to Convertible               Incorporated herein by reference to
              Subordinated Note Agreement, dated     Exhibit 10(a) to Registrant's
              as of September 16, 2002, by and       Quarterly Report on From 10-Q for
              between Frontstep Solutions Group,     the fiscal quarter ended September
              Inc. and MVC Corporation               30, 2002 (File No. 0-19024)


10(b)         Amendment to Convertible               Incorporated herein by reference to
              Subordinated Note Agreement, dated     Exhibit 10(b) to Registrant's
              as of September 16, 2002, by and       Quarterly Report on From 10-Q for
              between Frontstep Solutions Group,     the fiscal quarter ended September
              Inc. and Mitsui & Co., Asia            30, 2002 (File No. 0-19024)
              Investment Ltd.

10(c)         Seventh Amendment to Loan and          Incorporated herein by reference to
              Security Agreement dated as of         Exhibit 10(c) to Registrant's
              September 30, 2002 with Foothill       Quarterly Report on From 10-Q for
              Capital Corporation, as the            the fiscal quarter ended September
              arranger and administrative agent      30, 2002 (File No. 0-19024)
              for the Lenders

10(d)         Eighth Amendment to Loan and           Incorporated herein by reference to
              Security Agreement dated as of         Exhibit 10(d) to Registrant's
              November 12, 2002 with Foothill        Quarterly Report on From 10-Q for
              Capital Corporation, as the            the fiscal quarter ended September
              arranger and administrative agent      30, 2002 (File No. 0-19024)
              for the Lenders

10(e)         Amendment No. 1 dated November 12,     Incorporated herein by reference to
              2002 to Amended and Restated Common    Exhibit 10(e) to Registrant's
              Share Purchase Warrant, dated          Quarterly Report on From 10-Q for
              November 15, 2001, issued to           the fiscal quarter ended September
              Foothill Capital Corporation           30, 2002 (File No. 0-19024)

10(f)         Ninth Amendment to Loan and            Filed herein
              Security Agreement dated as of
              December 18, 2002 with Foothill
              Capital Corporation, as the
              arranger and administrative agent
              for the Lenders

10(g)         Agreement and Plan of Merger dated     Incorporated herein by reference to
              November 24, 2002 by and among         Exhibit 2(a) to Registrant's
              MAPICS, Inc., Frontstep, Inc. and      Current Report on From 8-K filed on
              FP Acquisition Sub, Inc.               November 26, 2002 (File No.
                                                     0-19024)

Exhibit No.   Description                            Page
-----------   -----------                            ----
10(h)         Form of Shareholder Agreement dated    Incorporated herein by reference to
              November 24, 2002 by and among         Exhibit 2(b) to Registrant's
              MAPICS, Inc., Frontstep Inc. and       Current Report on From 8-K filed on
              certain Frontstep shareholders and     November 26, 2002 (File No.
              affiliates                             0-19024)

10(i)         List of Shareholders executing the     Incorporated herein by reference to
              Shareholders Agreement                 Exhibit 2(c) to Registrant's
                                                     Current Report on From 8-K filed on
                                                     November 26, 2002 (File No.
                                                     0-19024)

10(j)         Letter agreement dated November 24,    Incorporated herein by reference to
              2002 between Frontstep, Inc. and       Exhibit 2(d) to Registrant's
              the holders of the Series A            Current Report on From 8-K filed on
              Preferred Stock                        November 26, 2002 (File No.
                                                     0-19024)

99(a)         Certificates of Chief Executive        Filed herein
              Officer and Chief Financial Officer
              pursuant to Title 18, United States
              Code, Section 1350, as adopted
              pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002